Form 10-Q
period 2001-06-30
PRINCETON REVIEW INC
filed 2001-08-08
CIK 1113668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[_]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the transition period from        to

                        Commission File Number 000-32469

                           THE PRINCETON REVIEW, INC.

             (Exact name of registrant as specified in its charter)

                      Delaware                               22-3727603
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)

                   2315 Broadway                               10024
                 New York, New York                          (Zip Code)
      (Address of principal executive offices)


        Registrant's telephone number, including area code (212) 874-8282

              (Former name, former address and former fiscal year,
                         if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes           No X

        The Company had 26,292,267 shares of $0.01 par value common stock outstanding at August 8, 2001.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
      Item 1.  Consolidated Financial Statements (unaudited).....................................................................2
               Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.............................................2
               Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2001 and 2000............3
               Consolidated Statements of Cash Flows for the Six Months ended June 30, 2001 and 2000.............................4
               Notes to Unaudited Consolidated Financial Statements..............................................................5
      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............................9
      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................................15
PART II.  OTHER INFORMATION
      Item 1.  Legal Proceedings................................................................................................16
      Item 2.  Changes in Securities and Use of Proceeds........................................................................16
      Item 3.  Defaults Upon Senior Securities..................................................................................17
      Item 4.  Submission of Matters to a Vote of Security Holders..............................................................17
      Item 5.  Other Information................................................................................................17
      Item 6.  Exhibits and Reports on Form 8-K.................................................................................18
SIGNATURES......................................................................................................................19

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,         December 31,
                                                                                            --------         ------------
                                                                                              2001               2000
                                                                                              ----               ----
                                        ASSETS                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                    $28,052,956      $4,873,814
Accounts receivable - net                                                                      7,539,829       8,779,171
Other receivables                                                                                505,475         695,840
Prepaid expenses                                                                                 931,269         493,894
Securities, available for sale                                                                 1,455,175       3,378,976
Other assets                                                                                   1,786,669       5,144,523
                                                                                        ---------------------------------
   Total current assets                                                                       40,271,373      23,366,218

Furniture, fixtures, equipment and software development, net                                   8,331,070       7,811,234
Franchise costs-net                                                                              314,393         209,164
Territorial marketing rights-net                                                               1,536,670       1,591,882
Publishing rights-net                                                                          1,332,600       1,369,100
Goodwill-net                                                                                  29,449,542       8,300,461
Deferred income taxes                                                                         15,096,809       9,919,879
Investment in affiliates                                                                         442,578         419,458
Other assets                                                                                   4,949,086       5,587,677
                                                                                        ---------------------------------
   TOTAL ASSETS                                                                             $101,724,121     $58,575,073
                                                                                        =================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                                              $1,345,635      $3,086,968
Accrued expenses                                                                               5,365,930       8,058,283
Line of credit                                                                                         -       4,500,000
Current maturities of long-term debt                                                             455,138         494,385
Deferred income                                                                                9,092,996       4,187,296
Book advances                                                                                  1,266,653       2,136,745
Deferred income taxes                                                                                  -         614,000
                                                                                        ---------------------------------
   Total current liabilities                                                                  17,526,352      23,077,677

Long-term debt                                                                                 5,611,958         560,316

Series A redeemable, convertible preferred stock, $0.01 par value; none authorized, issued and outstanding at June 30, 2001; 5,000,000 authorized and
3,748,548 issued and outstanding at December 31, 2000; liquidation
preference of $0 at June 30, 2001 and $30,758,000 at December 31, 2000                                 -      29,201,589

Class B redeemable nonvoting common stock, $.01 par value; none authorized, issued and outstanding at June 30, 2001; 10,000,000 shares authorized and
2,737,229 shares issued and outstanding at December 31, 2000                                           -      20,571,559
                            STOCKHOLDERS' EQUITY (DEFICIT)
Class A common stock, $.01 par value; none authorized, issued and outstanding at
June 30, 2001; 25,000,000 shares authorized and 12,561,986 shares issued and
outstanding at December 31, 2000                                                                       -         125,620

Common stock, $0.01 par value; 100,000,000 shares authorized and 26,292,832 issued and outstanding at June 30, 2001; none authorized,
issued and outstanding at December 31, 2001                                                      262,928               -

Additional paid-in capital                                                                   107,791,938       1,907,525
Accumulated deficit                                                                          (30,438,687)    (18,881,418)
Accumulated other comprehensive income                                                         1,048,754       2,112,805
Deferred compensation                                                                            (79,122)       (100,600)
                                                                                        ---------------------------------
   Total stockholders' equity (deficit)                                                       78,585,811     (14,836,068)

                                                                                        ---------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $101,724,121     $58,575,073
                                                                                        =================================

                             See accompanying notes

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                                    --------------------------         ------------------------
                                                                      2001             2000              2001             2000
                                                                ---------------------------------  -------------------------------
                                                                             (UNAUDITED)                      (UNAUDITED)
REVENUE
  Test Preparation Services                                         $ 12,379,199     $ 8,536,614      $ 22,624,218   $ 16,393,250
  Admissions Services                                                  1,589,060       1,155,481         3,267,573      1,950,377
  K-12 Services                                                        1,476,026       1,203,754         2,671,616      1,889,346
                                                                ---------------------------------  -------------------------------
    Total revenue                                                     15,444,285      10,895,849        28,563,407     20,232,973
                                                                ---------------------------------  -------------------------------
COST OF REVENUE
  Test Preparation Services                                            4,002,459       3,071,926         7,579,432      5,655,889
  Admissions Services                                                    635,305         318,442           966,451        399,723
  K-12 Services                                                          648,205         119,759           969,959        314,286
                                                                ---------------------------------  -------------------------------
    Total Cost Of Revenue                                              5,285,969       3,510,127         9,515,842      6,369,898
                                                                ---------------------------------  -------------------------------
    GROSS PROFIT                                                      10,158,316       7,385,722        19,047,565     13,863,075
                                                                ---------------------------------  -------------------------------
OPERATING EXPENSES
  Selling, general and administrative expenses                        13,509,568      20,527,664        26,284,392     29,855,252
  Research and development                                               151,215          12,087           267,873        141,882
                                                                ---------------------------------  -------------------------------
    Total operating expenses                                          13,660,783      20,539,751        26,552,265     29,997,134
                                                                ---------------------------------  -------------------------------
Operating loss from continuing operations                             (3,502,467)    (13,154,029)       (7,504,700)   (16,134,059)
Gain on distribution/sale of securities and other assets                       -               -                 -      7,597,226
Interest expense                                                      (1,069,482)        (36,416)       (1,658,463)       (69,672)
Other income                                                              77,577         229,135           144,160        270,937
                                                                ---------------------------------  -------------------------------
Loss before minority interest, equity interest in
  operations of affiliates, benefit for income
  taxes and extraordinary item                                        (4,494,372)    (12,961,310)       (9,019,003)    (8,335,568)
Minority interests' share of income in subsidiaries                            -               -                 -        (50,129)
Equity interest in operations of affiliates                               22,527         (36,138)           23,120        128,369
                                                                ---------------------------------  -------------------------------
Loss before benefit for income taxes
  and extraordinary item                                              (4,471,845)    (12,997,448)       (8,995,883)    (8,257,328)
Benefit for income taxes                                               1,890,240       6,311,323         3,527,619      5,947,165
                                                                ---------------------------------  -------------------------------
Loss before extraordinary item                                        (2,581,605)     (6,686,125)       (5,468,264)    (2,310,163)
Extraordinary item - early extinguishment
  of debt, net of taxes                                               (1,824,456)              -        (1,824,456)             -
                                                                ---------------------------------  -------------------------------
Net loss                                                              (4,406,061)     (6,686,125)       (7,292,720)    (2,310,163)
Accreted dividends on Series A redeemable preferred stock             (1,071,859)     (1,030,634)       (2,308,620)    (1,030,634)
Accreted dividends on Class B non-voting common stock                   (819,535)     (1,136,394)       (1,955,929)    (1,136,394)
                                                                ---------------------------------  -------------------------------
Net loss attributed to common stockholders                          $ (6,297,455)   $ (8,853,153)     $(11,557,269)   $(4,477,191)
                                                                =================================  ===============================

NET LOSS PER SHARE - BASIC AND DILUTED:
Loss attibuted to common shareholders before extraordinary item     $      (0.27)   $      (0.58)     $      (0.61)   $     (0.29)
Extraordinary item - early extinguishment of debt                          (0.11)                            (0.11)
                                                                ---------------------------------  -------------------------------
Net loss per share -  basic and diluted                             $      (0.38)   $      (0.58)     $      (0.72)   $     (0.29)
                                                                =================================  ===============================
Weighted average basic and diluted shares used in
computing net loss per share                                          16,766,645      15,299,215        16,033,862     15,190,959
                                                                =================================  ===============================

                             See accompanying notes

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                  2001                 2000
                                                                                            ----------------------------------
                                                                                                        (Unaudited)
                                                                                                        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                    $  (7,292,720)       $  (2,310,163)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                    464,080              407,088
  Amortization                                                                                  2,367,507              607,877
  Noncash interest expense                                                                        581,749               48,760
  Loss on early extingishment of debt                                                           1,824,456                    -
  Bad debt expense                                                                               (347,694)              19,283
  Gain on sale/distribution of securities                                                               -           (7,427,556)
  Compensation expense on PSU conversion                                                                -            6,614,330
  Deferred income taxes                                                                        (3,683,781)          (5,512,856)
  Deferred rent                                                                                    69,714             (140,960)
  Minority interest                                                                                     -               50,129
  Amortization of deferred compensation                                                            80,703                    -
  Equity interest in operations of affiliates                                                     (23,120)            (128,369)
  Net change in operating assets and liabilities:
    Accounts receivable                                                                         2,735,141              599,928
    Other receivables                                                                             190,365               30,897
    Prepaid expenses                                                                              177,793              (33,840)
    Other assets                                                                                 (982,486)          (2,581,627)
    Accounts payable                                                                           (1,735,073)          (1,032,796)
    Accrued expenses                                                                           (2,376,338)            (181,771)
    Deferred income                                                                               871,978            2,138,410
    Book advances                                                                                (869,678)          (1,214,876)
                                                                                      -----------------------------------------
Net cash used in operating activities                                                       $  (7,947,404)       $ (10,048,112)
                                                                                      -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures, equipment and software development                         $  (1,242,286)          (1,535,810)
Investment in affiliates/acquisition of franchises                                            (19,445,732)          (1,000,000)
Repayment of stockholder loan                                                                           -              (79,346)
Increase in other assets                                                                       (1,699,898)             (97,711)
                                                                                      -----------------------------------------
Net cash used in investing activities                                                       $ (22,387,916)       $  (2,712,867)
                                                                                      -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under line of credit                                                             $  24,691,000        $           -
Repayment of lines of credit                                                                  (29,191,000)            (700,000)
Repayment term loan, net                                                                          (77,268)             (18,298)
Proceeds from capital leases, net of repayments                                                   (10,336)             (16,981)
Distributions to stockholders                                                                           -             (338,991)
Notes payable related to franchises purchased                                                   3,625,000                    -
Proceeds from investment in Series A redeemable convertible preferred stock
(net of offering costs)                                                                                             25,409,488
Proceeds from sale of common stock in initial public offering, net                             54,477,066
Proceeds from sale of Class B redeemable non-voting common stock                                        -              161,097
Issuance of Princeton Review Publishing, LLC units                                                      -            1,096,855
                                                                                      -----------------------------------------
Net cash provided by financing activities                                                   $  53,514,462        $  25,593,170
                                                                                      -----------------------------------------
Net increase in cash and cash equivalents                                                      23,179,142           12,832,191
Cash and cash equivalents, beginning of period                                                  4,873,814            2,658,081
                                                                                      -----------------------------------------
Cash and cash equivalents, end of period                                                    $  28,052,956        $  15,490,272
                                                                                      =========================================

Supplemental disclosures of cash flow information
Cash paid during the period for:
                                                                                      -----------------------------------------
  Interest                                                                                  $   1,032,034              $69,672
                                                                                      =========================================
  Income taxes                                                                              $      92,595             $112,115
                                                                                      =========================================

                             See accompanying notes

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, and The Princeton Review of Canada Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's Registration Statement on Form S-1 (File No. 333-43874) as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

2. SEGMENT INFORMATION

The Company's operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from company operated locations and from royalties from and product sales to independently-owned franchises. The Admissions Services division earns revenue from developing content for books, software and other publications for third-party publishers, sells advertising and sponsorships and earns marketing fees from higher education institutions. The K-12 Services division earns fees from its content development work and operates Homeroom.com, an Internet-based subscription service for K-12 schools and parents.

BUSINESS SEGMENTS

                                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------          -------------------------
                                                                 2001                 2000             2001              2000
                                                                 ----                 ----             ----              ----
REVENUE                                                       (UNAUDITED)          (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
-------
    Test Preparation Services                                $ 12,379,199         $  8,536,614     $ 22,624,218     $  16,393,250
    Admissions Services                                         1,589,060            1,155,481        3,267,573         1,950,377
    K-12 Services                                               1,476,026            1,203,754        2,671,616         1,889,346
                                                           -----------------------------------------------------------------------
    TOTAL CONSOLIDATED REVENUE                               $ 15,444,285         $ 10,895,849     $ 28,563,407     $  20,232,973
                                                           -----------------------------------------------------------------------

COST OF REVENUE
---------------
    Test Preparation Services                                $  4,002,459         $  3,071,926     $  7,579,432     $   5,655,889
    Admissions Services                                           635,305              318,442          966,451           399,723
    K-12 Services                                                 648,205              119,759          969,959           314,286
                                                           -----------------------------------------------------------------------
    TOTAL CONSOLIDATED COST OF REVENUE                       $  5,285,969         $  3,510,127     $  9,515,842     $   6,369,898
                                                           -----------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
    Test Preparation Services                                $  6,898,799         $  8,128,316     $ 13,081,062     $  13,177,494
    Admissions Services                                         2,472,354            3,941,989        5,162,598         5,607,576
    K-12 Services                                               2,523,068            2,298,651        5,323,927         4,211,622
    Other Corporate                                               112,858            5,922,253          112,858         6,131,570
    Depreciation & Amortization (Expense)                       1,505,328              236,455        2,603,947           726,990
                                                           -----------------------------------------------------------------------
    TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       $ 13,512,407         $ 20,527,664     $ 26,284,392     $  29,855,252
    Test Preparation Services - research and development        $ 151,215             $ 12,087        $ 267,873         $ 141,882
    Total operating expenses                                   13,663,622           20,539,751       26,552,265        29,997,134
                                                           -----------------------------------------------------------------------
OPERATING LOSS FROM CONTINUING OPERATIONS                    $ (3,505,306)        $(13,154,029)    $ (7,504,700)    $ (16,134,059)
-----------------------------------------                  =======================================================================

                                                                                                     JUNE 30,         DECEMBER 31,
                                                                                                       2001              2000
                                                                                                       ----              ----
Segment Assets                                                                                      (UNAUDITED)
    Test Preparation Services                                                                      $ 24,059,647     $   6,187,841
    Admissions Services                                                                               8,882,814        11,681,696
    K-12 Services                                                                                     7,978,957         9,900,436
    Other Corporate                                                                                  60,802,703        30,805,100
                                                                                                   -------------------------------
    Total Consolidated Assets                                                                      $101,724,121     $  58,575,073
                                                                                                   ===============================


3. INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. During the periods presented, certain shares of Series A preferred stock, warrants and stock options were outstanding that would be dilutive, but were excluded because to include them would have been antidilutive.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss for the three and six-month periods ended June 30, are as follows:

                                                 THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                2001                    2000                2001                   2000
                                                ----                    ----                ----                   ----
                                                        (UNAUDITED)                                 (UNAUDITED)
Net loss                                    $(4,406,061)            $(6,686,125)        $(7,292,720)           $(2,310,163)
Foreign currency gain (loss)                     20,011                 (37,761)             58,113                 27,988
Unrealized loss on securities                  (209,224)            (10,785,171)         (1,122,164)           (29,918,798)
                                            ------------           -------------        ------------          -------------
Total comprehensive loss                    $(4,595,274)           $(17,509,057)        $(8,356,771)          $(32,200,973)
                                            ============           =============        ============          =============


5. LINE OF CREDIT AND LONG-TERM DEBT

On June 22, 2001, the Company terminated its loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P., and repaid the $24.6 million outstanding balance thereunder, plus accrued interest. The loan agreement provided for a line of credit of up to $25.0 million. The interest rate under this loan agreement was 13% per year.

On June 28, 2001 the Company terminated its Line of Credit Agreement with Excel Bank, N.A. and repaid the $4,500,000 outstanding balance thereunder, plus accrued interest. The line of credit bore interest at a variable rate of prime plus 1% per year.

In connection with these debt repayments, the Company wrote-off the remaining deferred financing costs and the unamortized cost of the warrants issued to the lenders resulting in an after-tax loss of approximately $1.8 million.


6. STOCKHOLDERS' EQUITY

SALES OF COMMON STOCK

On June 22, 2001, the Company completed its Initial Public Offering in which it sold 5,400,000 shares of common stock at $11.00 per share. As a result of this offering, the Company's Class A common stock, Class B non-voting common stock and Series A preferred stock automatically converted into shares of common stock.

7. ACQUISITIONS OF FRANCHISEES

On June 18, 2001, the Company acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in several states under franchise agreements with the Company, for a purchase price of approximately $6.3 million. The Company financed approximately $4.8 million under its line of credit and issued a subordinated promissory note to the seller for approximately $1.5 million. In March 2001, the Company acquired the assets comprising the businesses of two other franchisees, Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. The Company financed approximately $10.2 million of the purchase price under its line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In early March 2001, the Company purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under its line of credit.

The following pro forma unaudited consolidated results of operations of the Company for the six months ended June 30, 2001 and 2000, assume the consummation of the acquisitions of Princeton Review of Boston and Princeton Review of New Jersey as of January 1, 2000 (in thousands, except per share data):


                                                               SIX MONTHS ENDED JUNE 30,
                                                               2001                  2000
                                                                      (UNAUDITED)
Revenue                                                      $ 30,639               $24,623
Net loss                                                     $ (6,947)              $(2,428)
Net loss attributed to common shareholders                   $(11,212)              $(4,595)
Basic and diluted net loss per share                          $( 0.70)               $(0.30)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "believe," "intend," "expect," "may," "could," "would," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services, our ability to compete effectively and the other factors described under the caption "Risk Factors" in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, file No. 333-43874, (the "Registration Statement"). We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes for the year ended December 31, 2000 included in our Registration Statement, as well as in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

     REVENUE

        Our total revenue increased from $10.9 million in 2000 to $15.4 million in 2001, representing a 42% increase.

        Test Preparation Services revenue increased from $8.5 million in 2000 to $12.4 million in 2001, representing a 45% increase, comprised primarily of an increase of approximately $4.5 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from the inclusion of approximately $3.3 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc., and an increase of approximately $1.2 million attributable to increased enrollment at our other locations. These increases were partially offset by a decrease of approximately $200,000 in royalties from independently owned franchises and a decrease of approximately $500,000 in the sale of materials to the independent franchises. These decreased royalties and sales of materials resulted from our acquisitions of the operations of our franchisees referred to above.

        Admissions Services revenue increased from $1.2 million in 2000 to $1.6 million in 2001, representing a 38% increase. This increase resulted primarily from an increase of approximately $470,000 in college marketing fees.

        K-12 Services revenue increased from $1.2 million in 2000 to $1.5 million in 2001 representing a 23% increase. This increase resulted primarily from increased revenue from McGraw-Hill, consisting of an increase of approximately $200,000 in revenue from workbooks delivered and royalties. Revenue from subscription fees for the Homeroom.com subscription service and related consulting fees was approximately $90,000 in the second quarter of 2001. Homeroom.com was not yet available in the second quarter of 2000.

     COST OF REVENUE

        Our total cost of revenue increased from $3.5 million in 2000 to $5.3 million in 2001, representing a 51% increase.

        Test Preparation Services cost of revenue increased from $3.1 million in 2000 to $4.0 million in 2001, representing a 30% increase. This increase resulted from the inclusion of approximately $1.3 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. and an increase of approximately $250,000 in the cost to deliver courses in other company owned locations, due in part to increased enrollment. These increases were partially offset by a decrease of approximately $350,000 in the cost of materials sold to our independent franchises, resulting from our acquisitions of the operations of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S.

        Admissions Services cost of revenue increased from $318,000 in 2000 to $635,000 in 2001, representing a 100% increase. This increase resulted primarily from an increase of approximately $146,000 in costs associated with the operation of our Review.com Web site and an increase of approximately $171,000 in costs associated with our book publication business.

        K-12 Services cost of revenue increased from $120,000 in 2000 to $648,000 in 2001, representing a 441% increase. This increase is attributable to an increase in costs incurred to service the McGraw Hill contract, as well as approximately $122,000 of expense related to the amortization of capitalized costs associated with the development of our Homeroom.com question pool.

     OPERATING EXPENSES

        Selling, general and administrative expenses decreased from $20.5 million in 2000 to $13.5 million in 2001, representing a 34% decrease, primarily due to the absence in 2001 of approximately $9.0 million of expenses incurred in connection with the termination of our PSU and SAR plans in 2000, as well as approximately $1.5 million in settlement costs and legal fees associated with a lawsuit settled in 2000. This decrease was partially offset by the following increases:

- an increase of approximately $1.7 million in salaries and payroll taxes, approximately $700,000 of which is due to the acquisition of Princeton Review of Boston, Princeton Review of New

     Jersey, Princeton Review Peninsula and T.S.T.S., and the balance of which is due to headcount and salary increases throughout the company;
- an increase of approximately $650,000 in advertising and marketing expenses;
- an increase of approximately $500,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees; and
- an increase of approximately $166,000 in Web site technology and development expenses resulting primarily from the development of Homeroom.com and Review.com.

     INTEREST EXPENSE

        Interest expense increased from $36,000 in 2000 to $1.1 million in 2001. This increase resulted from interest expense incurred under our lines of credit with Excel Bank, N.A. and Reservoir Capital Partners, L.P., which we obtained in the fourth quarter of 2000 and from interest expense associated with the amortization of the cost of warrants issued in the fourth quarter of 2000 in connection with the Reservoir Capital Partners loan agreement.

     OTHER INCOME

        Other income decreased from $229,000 in 2000 to $78,000 in 2001, representing a 66% decrease. This decrease resulted primarily from decreased interest income earned on outstanding cash balances.

     EXTRAORDINARY ITEMS

        The extraordinary item of $1.8 million in 2001 represents costs associated with the early extinguishment of indebtedness outstanding under our line of credit with Reservoir Capital Partners, L.P., including the write-off of the deferred financing expenses and the unamortized cost of the warrants issued in connection with the establishment of the line of credit.

     NET INCOME (LOSS)

        We incurred a net loss of $6.7 million in 2000, as compared with a net loss of $4.4 million in 2001. The lower loss resulted from lower operating expenses and increased gross profits.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

     REVENUE

        Our total revenue increased from $20.2 million in 2000 to $28.6 million in 2001, representing a 41% increase.

        Test Preparation Services revenue increased from $16.4 million in 2000 to $22.6 million in 2001, representing a 38% increase, comprised primarily of an increase of approximately $6.5 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from the inclusion of approximately $4.8 million in revenue attributable to the operations acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S., and an increase of approximately $1.7 million attributable to increased enrollment at our other locations. These increases were partially offset by a decrease of approximately $220,000 in royalties from independently owned franchises and a decrease of approximately $500,000 in the sale of materials to the independent franchises. These decreased royalties and sales of materials resulted from our acquisitions of our franchises referred to above.

        Admissions Services revenue increased from $2.0 million in 2000 to $3.3 million in 2001, representing a 68% increase. This increase resulted primarily from increased Internet-based advertising revenue of approximately $800,000 and college marketing fees of approximately $825,000. These increases were partially offset by a decrease in book and publication fees of approximately $120,000 and a decrease of approximately $200,000 in miscellaneous revenue.

        K-12 Services revenue increased from $1.9 million in 2000 to $2.7 million in 2001, representing a 41% increase. This increase resulted primarily from increases of approximately $650,000 in McGraw-Hill workbook development fees and royalties. In addition we had $128,000 in new revenue from subscription fees to Homeroom.com and related consulting fees in 2001.

     COST OF REVENUE

        Our total cost of revenue increased from $6.4 million in 2000 to $9.5 million in 2001, representing a 49% increase.

        Test Preparation Services cost of revenue increased from $5.7 million in 2000 to $7.6 million in 2001, representing a 34% increase. This increase resulted from the inclusion of approximately $1.9 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. and an increase of approximately $432,000 in the cost to deliver courses in other company owned locations, due in part to increased enrollment. The increase was partially offset by a decrease of approximately $115,000 in the cost of materials sold to our independent franchises.

        Admissions Services cost of revenue increased from $400,000 in 2000 to $966,000 in 2001, representing a 142% increase. Approximately $300,000 of this increase resulted from costs associated with the increased college marketing and advertising revenues and approximately $260,000 was due to costs of producing book manuscripts delivered to Random House.

        K-12 Services cost of revenue increased from $314,000 in 2000 to $970,000 in 2001, representing a 209% increase. Approximately $230,000 of this increase is attributable to increased sales of workbooks to McGraw-Hill during 2001 and approximately $230,000 is due to amortization of the Homeroom.com question pool costs, which we began to amortize in the fourth quarter of 2000. The remaining increase is primarily due to the costs of providing McGraw-Hill with questions for their question pool and costs related to the Homeroom.com Web site.

     OPERATING EXPENSES

        Selling, general and administrative expenses decreased from $29.9 million in 2000 to $26.3 million in 2001, representing a 12% decrease. The decrease resulted from the absence in 2001 of non-recurring charges incurred in 2000, consisting of a charge of approximately $10.6 million representing the cost associated with the termination of our PSU and SAR plans and the related distribution of stock to our employees, and a charge of approximately $1.6 million relating to fees and settlement costs relating to a lawsuit against us. These decreases were partially offset by the following increases:

- an increase of approximately $4.3 million in salaries and payroll taxes, approximately $800,000 of which is due to the acquisition of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S., with the remaining increases primarily related to added personnel primarily in product development, sales and marketing and information technology positions, as well as annual salary increases;
- an increase of approximately $1.9 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;
- an increase of approximately $1.3 million in advertising and marketing expenses; and
- an increase in Web site technology and development expenses of approximately $870,000 resulting primarily from the development of Homeroom.com and Review.com.

     GAIN ON DISTRIBUTION/SALE OF SECURITIES AND OTHER ASSETS

        We recorded a gain of $7.6 million in the first half of 2000, related to the distribution of stock of Student Advantage, Inc. to our stockholders and employees in connection with our restructuring. There have been no distributions of Student Advantage stock in 2001.

     INTEREST EXPENSE

        Interest expense increased from approximately $70,000 in 2000 to $1.7 million in 2001, representing a 2280% increase. This increase resulted from increases in equipment lease balances, balances outstanding under our credit facilities and interest expense associated with the amortization of the cost of warrants issued in connection with a loan agreement entered into in December 2000.

     OTHER INCOME

        Other income decreased from $271,000 in 2000 to $144,000 in 2001, representing a 47% decrease. This represents interest income earned on the company's cash balances which increased substantially in 2000 primarily as a result of the proceeds received from the sale of our Series A preferred stock and then declined in the latter part of 2000 and the first half of 2001 as the funds were used to finance development and expansion.

     NET INCOME (LOSS)

        Net loss increased from $2.3 million in 2000 to $7.3 million in 2001, representing a 216% increase. This increase resulted primarily from the write-off associated with the early extinguishment of debt and the fact that we did not record any gain on the distribution of stock in 2001.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities during the six months ended June 30, 2001 was $7.9 million, resulting primarily from the net loss from operations. Net cash used in investing activities during the six months ended June 30, 2001 was $22.4 million, resulting primarily from our acquisitions of the operations of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. Net cash provided by financing activities during the six months ended June 30, 2001 was $53.5 million, resulting primarily from our receipt of the net proceeds from our initial public offering, partially offset by our repayment of borrowings under our lines of credit.

        On June 22, 2001, we completed our initial public offering, selling 5,400,000 shares of common stock at $11.00 per share. The initial public offering resulted in proceeds to the company of approximately $51.8 million, net of underwriters' commissions and other expenses associated with the offering.

        In June 2001 we terminated our lines of credit with Excel Bank, N.A. and Reservoir Capital Partners, L.P. and the other lenders thereunder and repaid all amounts outstanding under these lines of credit, which payment totaled approximately $29.9 million, including accrued interest. At June 30, 2001, we had approximately $28.1 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have infinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these Statements and will be performing a fair value analysis at a later date in connection with the adoption of Statement No. 142 on January 1, 2002.

IMPACT OF INFLATION

Inflation has not had a significant impact on our historical operations.

SEASONALITY IN RESULTS OF OPERATIONS

        We experience seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. We typically generate the largest portion of our Test Preparation Services revenue in the third quarter. Since our Homeroom.com subscription service has not yet generated significant revenue, it is difficult for us to predict the impact of seasonal factors on this business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio of marketable securities includes primarily short term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our outstanding long-term debt bears interest at fixed rates. We do not currently hold or issue derivative financial instruments.

Royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, we are involved in legal proceedings incidental to the conduct of our business. We are not currently a party to any legal proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN CONSTITUENT INSTRUMENTS DEFINING THE RIGHTS OF SECURITYHOLDERS

        On June 22, 2001, in connection with the closing of our initial public offering, our new Amended and Restated Certificate of Incorporation, Amended and Restated By-laws, and new form of common stock certificate became effective. Upon the closing of the initial public offering, all of our outstanding preferred stock automatically converted into an aggregate of 5,341,981 shares of common stock and all of our outstanding shares of Class A common stock and Class B non-voting common stock automatically converted into shares of common stock on a one-for-one basis.

INITIAL PUBLIC OFFERING AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

        Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. A total of 6,210,000 shares of our common stock was registered with the SEC (including 810,000 shares subject to the underwriters' over allotment option) with an aggregate registered offering price of $80,730,000, all of which shares were registered on our behalf. The public offering commenced on June 19, 2001 and 5,400,000 shares of common stock were sold at $11.00 per share, for an aggregate initial public offering price of $59,400,000, through a syndicate of underwriters managed by J.P. Morgan Securities Inc., U.S. Bancorp Piper Jaffray Inc. and Legg Mason Wood Walker, Incorporated.

        We paid to the underwriters underwriting discounts and commissions totaling $4,158,000 in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $3.4 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of $7.5 million. Thus, the net offering proceeds to us (after deducting underwriting discounts and commissions and offering expenses) were approximately $51.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

        Through the date of this report on Form 10-Q, we have used $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our credit facilities. Of the proceeds used to repay outstanding indebtedness under our credit facilities $5.1 million was paid to SGC Partners II, LLC in it's capacity as one of the lenders thereunder. SGC Partners II, LLC holds more than 10% of our common stock. In addition, V. Frank Pottow, one of our directors, is a Managing Director of SG Capital Partners, the general partner of SG Merchant Banking Fund L.P., which is the parent of SGC Partners II, LLC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 21, 2001, our stockholders approved an amendment to our 2000 Stock Incentive Plan increasing the total number of shares authorized for issuance under the plan by 846,000 and ratified an earlier amendment to the plan which increased the total number of shares authorized for issuance under the plan by 211,500 and permitted consultants to the company to receive awards under the plan.

        On May 21, 2001, our stockholders approved our Amended and Restated Certificate of Incorporation, which became effective upon the closing of our initial public offering, and elected our then existing directors into the following classes, effective upon the closing of our initial public offering:


CLASS I                                          CLASS II                                       CLASS III
-------                                          --------                                       ---------
(term expiring at annual meeting of              (term expiring at annual meeting of            (term expiring at annual meeting of
------------------------------------             ------------------------------------           -----------------------------------
stockholders to be held in 2002)                 stockholders to be held in 2003)               stockholders to be held in 2004)
--------------------------------                 --------------------------------               --------------------------------

John S. Katzman
V. Frank Pottow                                  Richard Katzman                                Richard Sarnoff
John C. Reid                                     Sheree T. Speakman                             Howard A. Tullman

        Each of the foregoing actions were approved by the written consent of stockholders holding an aggregate of 16,415,877 shares of common stock (which number reflects the automatic conversion of our preferred stock into common stock upon the closing of our initial public offering). No votes were cast against the foregoing actions and there were no abstentions.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

Exhibit
Number          Description
------          -----------
3.1             Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Registrant's registration statement on form S-1 (File No. 333-43874)).

3.2             Amended and Restated Bylaws (incorporated by reference to
                Exhibit 3.3.1 to the Registrant's registration statement on form
                S-1 (File No. 333-43874)).

10.1            Asset Purchase Agreement, dated June 18, 2001, among Princeton
                Review Operations, LLC, Princeton Review Management, LLC,
                T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell.

10.2            Subordinated Promissory Note, dated June 18, 2001, made by
                Princeton Review Operations, LLC in favor of T.S.T.S., Inc., in the principal amount of $1,475,000.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed by The Princeton Review, Inc. during the period covered by this report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           The Princeton Review, Inc.



                                           By:         /s/ Stephen Melvin
                                              ----------------------------------
                                                         Stephen Melvin
                                                   Chief Financial Officer and
                                                            Treasurer
                                                  (Duly Authorized Officer and
                                                     Principal Financial and
                                                       Accounting Officer)


August 8, 2001