Form 10-Q
period 2001-09-30
PRINCETON REVIEW INC
filed 2001-11-13
CIK 1113668

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

        The Company had 27,168,316 shares of $0.01 par value common stock outstanding at November 12, 2001.

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
        Item 1. Consolidated Financial Statements (unaudited)......................................2
                Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.........2
                Consolidated Statements of Operations for the Three and Nine Month Periods ended
                September 30, 2001 and 2000........................................................3
                Consolidated Statements of Cash Flows for the Nine Months ended September 30,
                2001 and 2000......................................................................4
                Notes to Unaudited Consolidated Financial Statements...............................5
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                Operations........................................................................10
        Item 3. Quantitative and Qualitative Disclosures about Market Risk........................15
PART II.  OTHER INFORMATION
        Item 1. Legal Proceedings.................................................................15
        Item 2. Changes in Securities and Use of Proceeds.........................................16
        Item 3. Defaults Upon Senior Securities...................................................16
        Item 4. Submission of Matters to a Vote of Security Holders...............................16
        Item 5. Other Information.................................................................16
        Item 6. Exhibits and Reports on Form 8-K..................................................17
SIGNATURES........................................................................................18

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31
                                                               -------------   -----------
                                                                   2001           2000
                                                                   ----           ----
                           ASSETS                              (Unaudited )
Current assets:
Cash and cash equivalents                                         $25,951,191    $4,873,814
Accounts receivable, net                                            6,945,025     8,779,171
Other receivables                                                     542,475       695,840
Prepaid expenses                                                      561,024       493,894
Securities, available for sale                                        827,158     3,378,976
Other assets                                                        2,255,913     5,144,523
                                                              ------------------------------
Total current assets                                               37,082,786    23,366,218

Furniture, fixtures, equipment and software development, net        8,122,672     7,811,234
Franchise costs, net                                                  302,793       209,164
Territorial marketing rights, net                                   1,509,065     1,591,882
Publishing rights, net                                              1,314,350     1,369,100
Goodwill, net                                                      29,106,898     8,300,461
Deferred income taxes                                              15,950,588     9,919,879
Investments in affiliates                                             452,968       419,458
Other assets                                                        5,542,442     5,587,677
                                                              ------------------------------
Total assets                                                      $99,384,562   $58,575,073
                                                              ==============================

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                     $902,029    $3,086,968
Accrued expenses and taxes payable                                  6,590,704     8,058,283
Line of credit                                                              -     4,500,000
Current maturities of long-term debt                                  539,104       494,385
Deferred income                                                     7,733,418     4,187,296
Book advances                                                         598,477     2,136,745
Deferred income taxes                                                       -       614,000
                                                              ------------------------------
Total current liabilities                                          16,363,732    23,077,677

Long-term debt                                                      5,514,232       560,316
Series A redeemable convertible preferred stock, $.01 par value;
none authorized, issued and outstanding at September 30, 2001;
5,000,000 shares authorized and 3,748,548 shares issued and
outstanding at December 31, 2000, liquidation preference of $0
at September 30, 2001 and $30,758,000 at December 31, 2000                  -    29,201,589

Class B redeemable nonvoting common stock, $.01par value; none authorized, issued and outstanding at September 30, 2001;
10,000,000 shares authorized and 2,737,229 shares issued and
outstanding at December 31, 2000                                            -    20,571,559

Class A common stock, $.01 par value; none authorized, issued and outstanding at September 30, 2001; 25,000,000 shares
authorized and 12,561,986 shares issued and outstanding at
December 31, 2000                                                           -       125,920

Common stock, $.01 par value; 100,000,000 shares authorized;
26,293,316 issued and outstanding at September 30, 2001; none
authorized, issued and outstanding at December 31, 2000               262,933             -


Additional paid-in capital                                        107,889,049     1,907,525

Accumulated deficit                                               (31,330,633)  (18,881,418)

Accumulated other comprehensive income                                757,391     2,112,805

Deferred compensation                                                 (72,142)  (100,600.00)
                                                              ------------------------------
Total stockholders' equity (deficit)                               77,506,598   (14,836,068)
                                                              ------------------------------
Total liabilities and stockholders' equity (deficit)              $99,384,562   $58,575,073
                                                              ==============================

                                    See accompanying notes


                    THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ------------------------------------------------------------
                                                                       2001           2000           2001           2000
                                                                   ------------------------------------------------------------
                                                                            (UNAUDITED)                   (UNAUDITED)
REVENUE
  Test Preparation Services                                         $ 19,724,349    $ 10,889,448  $ 42,348,567    $ 27,282,698
  Admissions Services                                                  1,773,911       1,806,016     5,041,484       3,756,393
  K-12 Services                                                        1,635,288       1,225,494     4,306,904       3,114,840
                                                                   ------------------------------------------------------------
    Total revenue                                                     23,133,548      13,920,958    51,696,955      34,153,931
                                                                   ------------------------------------------------------------
COST OF REVENUE
  Test Preparation Services                                            5,404,271       3,266,432    12,983,703       8,922,321
  Admissions Services                                                    362,649         399,697     1,329,100         799,420
  K-12 Services                                                          581,194         306,050     1,551,153         620,336
                                                                   ------------------------------------------------------------
    Total cost of revenue                                              6,348,114       3,972,179    15,863,956      10,342,077
                                                                   ------------------------------------------------------------
    GROSS PROFIT                                                      16,785,434       9,948,779    35,832,999      23,811,854
                                                                   ------------------------------------------------------------
OPERATING EXPENSES
  Selling, general and administrative                                 18,189,993      10,673,756    44,474,385      40,529,008
  Research and development                                                69,676         204,057       337,549         345,939
                                                                   ------------------------------------------------------------
    Total operating expenses                                          18,259,669      10,877,813    44,811,934      40,874,947
                                                                   ------------------------------------------------------------
Operating loss                                                        (1,474,235)       (929,034)   (8,978,935)    (17,063,093)
Gain on distribution/sale of securities and other assets                       -               -             -       7,597,226
Interest expense                                                        (227,822)        (34,951)   (1,886,285)       (104,623)
Other income                                                             197,381         202,262       341,541         473,199
                                                                   ------------------------------------------------------------
Loss before minority interest, equity interest in
operations of affiliates, benefit for income taxes
and extraordinary item                                                (1,504,676)       (761,723)  (10,523,679)     (9,097,291)
Minority interests' share of income in subsidiaries                            -               -             -         (50,129)
Equity interest in operations of affiliates                               10,390        (541,214)       33,510        (412,845)
                                                                   ------------------------------------------------------------
Loss before benefit for income taxes
and extraordinary item                                                (1,494,286)     (1,302,937)  (10,490,169)     (9,560,265)
Benefit for income taxes                                                 602,340         584,629     4,129,959       6,531,794
                                                                   ------------------------------------------------------------
Loss before extraordinary item                                          (891,946)       (718,308)   (6,360,210)     (3,028,471)
Extraordinary item - early extinguishment
of debt, net of taxes                                                          -               -    (1,824,456)              -
                                                                   ------------------------------------------------------------
Net loss                                                                (891,946)       (718,308)   (8,184,666)     (3,028,471)
Accreted dividends on Series A redeemable preferred stock                      -      (1,236,760)   (2,308,620)     (2,267,394)
Accreted dividends on Class B non-voting common stock                          -      (1,136,396)   (1,955,929)     (2,272,790)
                                                                   ------------------------------------------------------------
Net loss attributed to common stockholders                            $ (891,946)   $ (3,091,464)$ (12,449,215)   $ (7,568,655)
                                                                   ============================================================

NET LOSS PER SHARE -  BASIC AND DILUTED:

Loss attibuted to common shareholders before extraordinary item          $ (0.03)        $ (0.20)      $ (0.55)        $ (0.55)
Extraordinary item - early extinguishment of debt                              -               -         (0.09)              -
                                                                   ------------------------------------------------------------
Net loss per share -  basic and diluted                                  $ (0.03)        $ (0.20)      $ (0.64)        $ (0.55)
                                                                   ============================================================
Weighted average basic and diluted shares used in
computing net loss per share                                          26,292,957      15,299,215    19,453,761      13,667,455
                                                                   ============================================================

                            See accompanying notes

                 THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 2001           2000
                                                                            ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (8,184,666)  $ (3,028,471)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                                                     731,386        379,794
  Amortization                                                                   3,638,738      1,339,512
  Noncash Interest expense                                                         581,749              -
  Loss on early extinquishment of debt                                           1,824,456              -
  Bad debt expense                                                                (283,283)       332,902
  Gain on sale of assets                                                            68,179              -
  Gain on sale/distribution of securities                                                -     (7,427,556)
  Compensation expense on PSU conversion                                                 -      6,614,330
  Deferred income taxes                                                         (4,272,234)    (6,664,469)
  Deferred rent                                                                    190,264        264,906
  Minority interests' share of income in subsidiaries                                    -         50,129
  Amortization of deferred compensation                                             87,683          5,859
  Equity interest in operations of affiliates                                      (33,510)       412,845
  Net change in operating assets and liabilities:
    Accounts receivable                                                          3,206,713       (770,981)
    Other receivables                                                              153,365         76,666
    Prepaid expenses                                                               546,726       (569,005)
    Other assets                                                                  (386,316)    (1,343,239)
    Accounts payable                                                            (2,187,194)      (888,800)
    Accrued expenses                                                            (1,343,601)       576,184
    Deferred income                                                               (612,524)     3,037,943
    Book advances                                                               (1,537,855)    (1,673,466)
                                                                            ------------------------------
Net cash used in operating activities                                           (7,811,924)    (9,274,917)
                                                                            ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures, equipment and software development             (3,278,987)    (4,354,332)
Investment in subsidiaries / acquisition of franchises                         (19,445,732)    (1,320,000)
Repayments of stockholder loan                                                    (500,000)       (79,346)
Increase in other assets                                                        (2,936,739)    (1,915,114)
                                                                            ------------------------------
Net cash used in investing activities                                          (26,161,458)    (7,668,792)
                                                                            ------------------------------

CASH FLOWS FROM FINANCING ACTIVITES:
Borrowings under line of credit                                                 24,691,000             --
Repayment of lines of credit                                                   (29,191,000)      (700,000)
Proceeds (repayment) term loan, net                                                 54,891        (27,447)
Proceeds from capital leases, net of repayments                                   (156,257)       267,042
Distributions to stockholders                                                           --       (338,991)
Notes payable related to franchises purchased                                    5,100,000             --
Proceeds from investment in Series A redeemable convertible preferred stock, net of offering
costs                                                                                   --     25,409,488
Proceeds from sale of common stock during initial public offering, net          54,552,125             --
Proceeds fom sale of Class B redeemable non-voting common stock                         --        161,097
Issuance of Princeton Review Publishing, LLC units                                      --      1,100,932
                                                                            ------------------------------
Net cash provided by financing activities                                       55,050,759     25,872,121
                                                                            ------------------------------
Net increase in cash and cash equivalents                                       21,077,377      8,928,412
Cash and cash equivalents, beginning of period                                   4,873,814      2,658,081
                                                                            ------------------------------
Cash and cash equivalents, end of period                                      $ 25,951,191   $ 11,586,493
                                                                            ==============================


                            See accompanying notes

                 THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, and The Princeton Review Canada Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000 included in the Company's Registration Statement on Form S-1 (File No. 333-43874) as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

BUSINESS SEGMENTS

                                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                               2001          2000                    2001           2000
                                                               ----          ----                    ----           ----
REVENUE                                                     (UNAUDITED)   (UNAUDITED)             (UNAUDITED)   (UNAUDITED)
-------
    Test Preparation Services                               $ 19,724,349  $ 10,889,448            $ 42,348,567   $ 27,282,698
    Admissions Services                                        1,773,911     1,806,016               5,041,484      3,756,393
    K-12 Services                                              1,635,288     1,225,494               4,306,904      3,114,840
                                                            ------------------------------------------------------------------
       TOTAL CONSOLIDATED REVENUE                             23,133,548    13,920,958              51,696,955     34,153,931
                                                            ------------------------------------------------------------------

COST OF REVENUE
---------------
    Test Preparation Services                                  5,404,271     3,266,432              12,983,703      8,922,321
    Admissions Services                                          362,649       399,697               1,329,100        799,420
    K-12 Services - excluding content amortization               452,117       269,673               1,194,434        583,959
    K-12 Services - content amortization                         129,077        36,377                 356,719         36,377
                                                            ------------------------------------------------------------------
       TOTAL CONSOLIDATED COST OF REVENUE                      6,348,114     3,972,179              15,863,956     10,342,077
                                                            ------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
    Test Preparation Services                                 10,451,683     5,234,374              23,532,745     18,411,867
    Admissions Services                                        3,021,137     2,282,314               8,183,735      7,889,890
    K-12 Services                                              2,790,099     2,437,082               8,114,026      6,360,728
    Other Corporate                                              517,616             -                 630,474      6,131,570
    Depreciation & amortization expense                        1,409,458       719,986               4,013,405      1,734,953
                                                            ------------------------------------------------------------------
       TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     18,189,993    10,673,756              44,474,385     40,529,008
    Test Preparation Services - research and development          69,676       204,057                 337,549        345,939
       Total operating expenses                               18,259,669    10,877,813              44,811,934     40,874,947
                                                            ------------------------------------------------------------------
OPERATING LOSS                                              $ (1,474,235)   $ (929,034)           $ (8,978,935) $ (17,063,093)
--------------                                              ==================================================================

EBITDA                                                          $ 64,300    $ (172,671)           $ (4,608,811) $ (15,291,763)
------                                                      ==================================================================

                                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                                     2001           2000
                                                                                                     ----           ----
SEGMENT ASSETS                                                                                    (UNAUDITED)

    Test Preparation Services                                                                     $ 22,812,012    $ 6,187,841
    Admissions Services                                                                              9,449,465     11,681,696
    K-12 Services                                                                                    8,347,792      9,900,436
    Other Corporate                                                                                 58,775,293     30,805,100
                                                                                                  ---------------------------
    Total Consolidated Assets                                                                     $ 99,384,562   $ 58,575,073
                                                                                                  ===========================



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

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss for the three and nine-month periods ended September 30, 2001 and 2000 are as follows:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                         2001         2000         2001          2000
                                      ----------------------------------------------------
                                            (UNAUDITED)                (UNAUDITED)
Net loss                                $(891,946)  $(718,308)  $(8,184,666)  $(3,028,471)

Foreign currency translation
adjustment                                  71,326    (27,988)       129,439             -
Unrealized loss on
available-for-sale securities, net
of tax benefits                          (362,689)    (69,329)   (1,484,853)  (29,988,127)
                                         ---------    --------   -----------  ------------
Total comprehensive loss              $(1,183,309)  $(815,825)  $(9,540,080) $(33,016,598)
                                      ============  ==========  ============ =============

5. ACQUISITIONS OF FRANCHISEES

On June 18, 2001, the Company acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in several states under franchise agreements with the Company, for a purchase price of approximately $6.3 million. The Company financed approximately $4.8 million under a line of credit and issued a subordinated promissory note to the seller for approximately $1.5 million. In March 2001, the Company acquired the assets comprising the businesses of two other franchisees, Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. The Company financed approximately $10.2 million of the purchase price under a line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In early March 2001, the Company purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under a line of credit.

The following pro forma unaudited consolidated results of operations of the Company for the nine months ended September 30, 2001 and 2000, assume the consummation of the acquisitions of Princeton Review of Boston and Princeton Review of New Jersey as of the beginning of each period presented (in thousands, except per share data):


                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                      2001               2000
                                                -------------------------------------
                                                            (UNAUDITED)
Revenue                                             $  53,773           $ 42,693
Net loss                                            $ ( 7,839)          $ (1,164)
Net loss attributed to common stockholders          $ (12,104)          $ (5,704)
Basic and diluted net loss per share                $  ( 0.62)          $  (0.42)




6. LINE OF CREDIT AND LONG-TERM DEBT

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


7. STOCKHOLDERS' EQUITY

SALES OF COMMON STOCK

On June 22, 2001, the Company completed its Initial Public Offering in which it sold 5,400,000 shares of common stock at $11.00 per share. As a result of this offering, the Company's Class A common stock, Class B non-voting common stock and Series A preferred stock automatically converted into shares of common stock.



8. SUBSEQUENT EVENTS

On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark.com, Inc. ("Embark"), a developer of online products and services for the college admissions market. Pursuant to an Asset Purchase Agreement, dated as of October 1, 2001, the Company, through its subsidiary Princeton Review Publishing, L.L.C., acquired Embark's college admissions business, which consists primarily of Embark's customer contracts with academic institutions and its technological platform for submitting electronic applications and related services.

The purchase price paid at closing for the Embark assets consisted of 875,000 newly issued shares of the Company's common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness and approximately $2.1 million in other assumed liabilities of Embark, consisting primarily of deferred revenue relating to customer contracts assumed by the Company, net of acquired receivables of approximately $1 million. Embark may also receive additional cash payments and up to an additional 125,000 shares of the Company's common stock based on the future revenue performance of the acquired business. In connection with the transaction, the Company made a $1.8 million loan to Embark from working capital, which loan is secured by 300,000 of the shares of the Company's common stock that Embark received as consideration for the acquisition.

As part of the assumed liabilities, the Company renegotiated and assumed $3.4 million in indebtedness that Embark owed to Comdisco, Inc. ("Comdisco"). The Company entered into an Amended and Restated Loan and Security Agreement, by and among the Company, Comdisco and Embark under which the assumed $3.4 million of subordinated debt is secured by all of the Company's assets and guaranteed by all of the Company's subsidiaries.

For the year ended December 31, 2000 and the nine months ended September 30, 2001, Embark had approximately $7.1 million and $5.6 million in revenue, respectively, and approximately $24.6 million and $10.9 million in net losses, respectively.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

    REVENUE

        Our total revenue increased from $13.9 million in 2000 to $23.1 million in 2001, representing a 66% increase.

        Test Preparation Services revenue increased from $10.9 million in 2000 to $19.7 million in 2001, representing an 81% increase, comprised primarily of an increase of approximately $9.7 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from the inclusion of approximately $7.6 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc., and an increase of approximately $2.1 million at our other locations. Of the $2.1 million increase at our other locations, approximately $400,000 is attributable to enrollment increases and approximately $1.7 million is attributable to average price increases. These increases were partially offset by a decrease of approximately $600,000 in royalties from independently owned franchises and a decrease of approximately $280,000 in the sale of materials to the independent franchises. These decreased royalties and sales of materials resulted from our acquisitions of the operations of our franchisees referred to above.

        Admissions Services revenue was $1.8 million in both 2000 and 2001. College marketing fees increased by approximately $200,000 and book and publication revenues increased by approximately $300,000. These increases were offset by a decrease in Internet-based advertising revenue.

        K-12 Services revenue increased from $1.2 million in 2000 to $1.6 million in 2001 representing a 33% increase. This increase was caused by the addition of revenue from subscription fees for the Homeroom.com subscription service and related consulting fees, which totaled approximately $430,000 in the third quarter of 2001. There was no revenue related to these services in the third quarter of 2000.

    COST OF REVENUE

        Our total cost of revenue increased from $4.0 million in 2000 to $6.3 million in 2001, representing a 60% increase.

        Test Preparation Services cost of revenue increased from $3.3 million in 2000 to $5.4 million in 2001, representing a 65% increase. This increase resulted primarily from the inclusion of approximately $1.9 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S.

        Admissions Services cost of revenue decreased from $400,000 in 2000 to $363,000 in 2001, representing a 9% decrease.

        K-12 Services cost of revenue increased from $306,000 in 2000 to $581,000 in 2001, representing a 90% increase. This increase is attributable to an increase in costs incurred to service the Homeroom.com subscription service and consulting contracts.

    OPERATING EXPENSES

        Selling, general and administrative expenses increased from $10.7 million in 2000 to $18.2 million in 2001, representing a 70% increase, primarily due to the following:

- an increase of approximately $2.9 million in salaries and payroll taxes, approximately $1.1 million of which is due to the acquisitions of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S., and the balance of which is due to headcount and salary increases throughout the company;

- an increase of approximately $2.3 million in advertising and marketing expenses;

- an increase of approximately $700,000 in amortization and depreciation primarily attributable to amortization of goodwill related to franchise acquisitions and amortization of software development costs; and

- an increase of approximately $230,000 in professional fees including primarily legal and accounting fees.



    INTEREST EXPENSE

        Interest expense increased from $35,000 in 2000 to $228,000 in 2001. This increase resulted primarily from interest expense incurred in connection with the seller notes issued in connection with our acquisitions of Princeton Review of Boston, Princeton Review of New Jersey and TSTS, Inc.

    NET LOSS

        Net loss increased from $718,000 in 2000 to $892,000 in 2001, representing a 24% increase. This increase resulted from higher operating expenses and interest expense which were partially offset by increased gross profits.





NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

    REVENUE

        Our total revenue increased from $34.2 million in 2000 to $51.7 million in 2001, representing a 51% increase.

        Test Preparation Services revenue increased from $27.3 million in 2000 to $42.3 million in 2001, representing a 55% increase, comprised primarily of an increase of approximately $16.9 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from the inclusion of approximately $12.4 million in revenue attributable to the operations acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S., and an increase of approximately $4.4 million at our other locations. Of the $4.4 million increase at our other locations, approximately $1.9 million is attributable to enrollment increases and approximately $2.5 million is attributable to average price increases. These increases were partially offset by a decrease of approximately $820,000 in royalties from independently owned franchises and a decrease of approximately $770,000 in the sale of materials to the independent franchises. These decreased royalties and sales of materials resulted from our acquisitions of our franchises referred to above.

        Admissions Services revenue increased from $3.8 million in 2000 to $5.0 million in 2001, representing a 34% increase. This increase resulted primarily from increased college marketing fees of approximately $1.0 million and Internet-based advertising and services revenue of approximately $200,000.

        K-12 Services revenue increased from $3.1 million in 2000 to $4.3 million in 2001, representing a 38% increase. This increase resulted from increases of approximately $600,000 in McGraw-Hill development fees and royalties and from approximately $560,000 in new revenue from subscription fees to Homeroom.com and related consulting fees in 2001.

    COST OF REVENUE

        Our total cost of revenue increased from $10.3 million in 2000 to $15.9 million in 2001, representing a 53% increase.

        Test Preparation Services cost of revenue increased from $8.9 million in 2000 to $13.0 million in 2001, representing a 46% increase. This increase resulted from the inclusion of approximately $3.7 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. and an increase of approximately $300,000 in the cost to deliver courses in other company owned locations, due in part to increased enrollment.

        Admissions Services cost of revenue increased from $799,000 in 2000 to $1.3 million in 2001, representing a 66% increase. Approximately $330,000 of this increase resulted from costs associated with the increased college marketing and advertising revenue and approximately $200,000 was due to costs of producing book manuscripts delivered to Random House.

        K-12 Services cost of revenue increased from $620,000 in 2000 to $1.6 million in 2001, representing a 150% increase. Approximately $550,000 of this increase is attributable to increased sales to McGraw-Hill during 2001 and approximately $320,000 is due to amortization of the Homeroom.com question pool costs, which we began to amortize in the third quarter of 2000. The remaining increase is due to the cost of revenue associated with sales of Homeroom.com to schools, which did not begin until the fourth quarter of 2000.

    OPERATING EXPENSES

        Selling, general and administrative expenses increased from $40.5 million in 2000 to $44.5 million in 2001, representing a 10% increase. The increase resulted from:

- an increase of approximately $7.3 million in salaries and payroll taxes, approximately $1.9 million of which is due to the acquisitions of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S., with the remaining increases primarily related to added personnel, primarily in product development, sales and marketing and information technology positions, as well as annual salary increases;

- an increase of approximately $3.6 million in advertising and marketing expenses;

- an increase of approximately $2.3 million in amortization and depreciation primarily attributable to amortization of goodwill related to franchise acquisitions and amortization of software development costs;

- an increase of approximately $1.7 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees; and

- an increase of approximately $585,000 in teacher recruiting and training due to the acquisition of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S.

These increases were partially offset by the absence in 2001 of non-recurring charges incurred in 2000, consisting of a charge of approximately $10.6 million representing the cost associated with the termination of our PSU and SAR plans and the related distribution of stock to our employees, as well as a decrease of approximately $1.0 million in professional services largely from settlement costs and legal fees associated with a lawsuit settled in 2000.


    GAIN ON DISTRIBUTION/SALE OF SECURITIES AND OTHER ASSETS

        In 2000, we recorded a gain of $7.6 million related to the distribution of stock of Student Advantage, Inc. to our stockholders and employees in connection with our restructuring. There have been no distributions of Student Advantage stock in 2001.

    INTEREST EXPENSE

        Interest expense increased from approximately $0.1 million in 2000 to $1.9 million in 2001, representing a 1703% increase. This increase resulted from increases in equipment lease balances, balances outstanding under our credit facilities and interest expense associated with the amortization of the cost of warrants issued in connection with a loan agreement entered into in December 2000.

    OTHER INCOME

        Other income decreased from $473,000 in 2000 to $342,000 in 2001, representing a 28% decrease. This represents interest income earned on the company's cash balances which increased substantially in 2000 primarily as a result of the proceeds received from the sale of our Series A preferred stock. The interest income declined in the latter part of 2000 and the first half of 2001 as the funds were used to finance development and expansion.


    NET LOSS

        Net loss increased from $3.0 million in 2000 to $8.2 million in 2001, representing a 170% increase. This increase resulted primarily from the write-off associated with the early extinguishment of debt and the fact that we did not record any gain on the distribution of stock in 2001.






LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities during the nine months ended September 30, 2001 was $7.8 million, resulting primarily from the net loss from operations. Net cash used in investing activities during the nine months ended September 30, 2001 was $26.2 million, resulting primarily from our acquisitions of the operations of Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. Net cash provided by financing activities during the nine months ended September 30, 2001 was $55.1 million, resulting primarily from our receipt of the net proceeds from our initial public offering and the proceeds from the seller financing related to the acquisition of certain franchise operations. These financing sources of funds were partially offset by our repayment of borrowings under our lines of credit.

        At September 30, 2001, we had approximately $26.0 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

        On October 1, 2001, we completed our purchase of substantially all of the operating assets of Embark.com, Inc., a developer of online products and services for the college admissions market. The purchase price paid at closing for the Embark assets consisted of 875,000 newly issued shares of our common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness and approximately $2.1 million in other assumed liabilities of Embark, consisting primarily of deferred revenue relating to customer contracts assumed by us, net of acquired receivables of approximately $1 million. Embark may also receive additional cash payments and up to an additional 125,000 shares of our common stock based on the future revenue performance of the acquired business. In connection with the transaction, we also made a $1.8 million loan to Embark from working capital, which loan is secured by 300,000 of the shares of our common stock that Embark received as consideration for the acquisition.


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

SEASONALITY IN RESULTS OF OPERATIONS

        We experience seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. We typically generate the largest portion of our Test Preparation Services revenue in the third quarter. Since our Homeroom.com subscription service has only recently begun to generate revenue, it is difficult for us to predict the impact of seasonal factors on this business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our outstanding long-term debt bears interest at fixed rates. We do not currently hold or issue derivative financial instruments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        INITIAL PUBLIC OFFERING AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

        Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. Through the end of the reporting period covered by this report on Form 10-Q, we have used approximately $2.0 million of the net proceeds from the initial public offering for working capital and other general corporate purposes and $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our credit facilities. Of the proceeds used to repay outstanding indebtedness under our credit facilities $5.1 million was paid to SGC Partners II, LLC in it's capacity as one of the lenders thereunder. SGC Partners II, LLC holds more than 10% of our common stock. In addition, V. Frank Pottow, one of our directors, is a Managing Director of SG Capital Partners, the general partner of SG Merchant Banking Fund L.P., which is the parent of SGC Partners II, LLC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.  OTHER INFORMATION

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

    Exhibit Number    Description

    10.1 Non-Recourse Promissory Note, dated August 15, 2001, made by Bruce Task in favor of The Princeton Review, Inc.

    10.2 Pledge and Security Agreement, dated as of August 15, 2001, by and between Bruce Task and The Princeton Review, Inc.



(b)     Reports on Form 8-K

There were no reports on Form 8-K filed by The Princeton Review, Inc. during the period covered by this report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           The Princeton Review, Inc.



                           By:      /s/ Stephen Melvin
                               ----------------------------------------------
                                    Stephen Melvin
                                    Chief Financial Officer and
                                    Treasurer
                                    (Duly Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

November 13, 2001