Form 10-K
period 2001-12-31
PRINCETON REVIEW INC
filed 2002-03-29
CIK 1113668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on Which Registered

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of registrant's common stock held by non-affiliates, based upon the closing price of the common stock on March 25, 2002, as reported by the Nasdaq National Market, was approximately $73,054,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 27,194,660 shares of $0.01 par value common stock outstanding at March 25, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant's 2002 Meeting of Stockholders to be held on June 11, 2002.

                                TABLE OF CONTENTS


                                               PART I

 Item 1.        Business....................................................................................  4
 Item 2.        Properties.................................................................................. 39
 Item 3.        Legal Proceedings........................................................................... 39
 Item 4.        Submission of Matters to a Vote of Security Holders......................................... 39

                                               PART II

 Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters........................ 39
 Item 6.        Selected Financial Data..................................................................... 40
 Item 7.        Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
                Operations.................................................................................. 41
 Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.................................. 56
 Item 8.        Financial Statements and Supplementary Data................................................. 56
 Item 9.        Changes in and  Disagreements  With  Accountants  on  Accounting  and  Financial
                Disclosure.................................................................................. 93

                                              PART III

 Item 10.       Directors and Executive Officers of the Registrant.......................................... 93
 Item 11.       Executive Compensation...................................................................... 93
 Item 12.       Security Ownership of Certain Beneficial Owners and Management.............................. 93
 Item 13.       Certain Relationships and Related Transactions.............................................. 93

                                              PART IV

 Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K............................. 94
 Signatures     ............................................................................................101


                                     PART I

     All statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "believe," "intend," "expect," "may," "could," "would," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, the factors described under the caption "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1. Business

Overview

     We provide integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We were founded in 1981 by our Chairman and Chief Executive Officer, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we believe we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most of the other major post-secondary and graduate admissions tests. In 2001, we and our franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 105,000 students in over 500 locations in the United States and abroad, from which we derived the majority of our revenue. We also receive royalties and other related fees from more than 175 book and software titles authored by us and published primarily by Random House, Inc. In 1998, we began providing Princeton Review branded test preparation content for kindergarten through twelfth grade, or K-12, textbooks and workbooks published by The McGraw-Hill Companies, Inc.

     One of our primary recent initiatives has been to integrate and complement our core products with a range of online services. During 2000, we significantly enhanced the content and functionality of our Review.com Web site, which provides students, parents and counselors free access to a comprehensive source of academic admissions information and tools. In July 2000, we introduced Princeton Review Online, our Internet-based test preparation courses, which can function as stand-alone alternatives to our classroom-based courses or can be combined with our classroom-based courses to provide the optimal test preparation mix for each student. In August 2000, we began selling our Homeroom.com Internet-based subscription service to K-12 schools. This service is designed to provide academic assessment and remediation tools for children in grades three through eleven to help them and their teachers prepare for the state-mandated assessments that have become a mainstay in K-12 education. Finally, in October 2001, we acquired the assets of Embark.com, Inc., a leading provider of online college and graduate school information and application services to students and academic institutions. The acquisition of Embark's business provided us with a new line of Web-based application and admissions management products that we offer to post secondary academic institutions and positioned us as the leading online provider of college and graduate school information and application services. During 2001, we derived approximately 11% of our total revenue from our Internet operations.

     We operate our businesses through the following three divisions, each of which combines our traditional and online products and services:

      o The Test Preparation Services division, founded in 1981, provides classroom-based and Princeton Review Online test preparation courses and tutoring and admissions counseling services and receives royalties from our independent franchisees who provide classroom-based courses under the Princeton Review brand.

      o The Admissions Services division, founded in 1986 as our publishing division, authors more than 175 print and software titles on test preparation, college selection and related topics published primarily by Random House. This division also sells our Web-based products to educational institutions and operates our Review.com and Embark.com Web sites, which bring together potential applicants and their families, guidance counselors and colleges and graduate schools to exchange information and facilitate the recruitment, application and admissions process.

      o The K-12 Services division, founded in 1998, authors workbooks and creates Princeton Review branded content for textbooks published by McGraw-Hill, and offers a number of services directly to K-12 schools and school districts to help primary and secondary school students and teachers prepare for state-mandated assessments. These services consist of our Homeroom.com online subscription service, print based test preparation materials and training and professional development services for educators.

Benefits of Our Products and Services

     We help students and families achieve their educational and career goals, elementary and secondary schools maximize their effectiveness, and colleges and graduate schools attract and manage greater numbers of qualified applicants at lower cost. Through our complementary products and services, we believe we offer the following benefits:

Benefits to Students

     Improved admissions test scores. We enable prospective college and graduate school students to increase their scores on admissions tests through our classroom-based and online courses and test preparation books and software. Using our proven test preparation materials, we help our students increase their attractiveness to the institutions of their choice by improving scores on entrance exams, including the SAT, GMAT, MCAT, LSAT and GRE.

     Convenient resource for college selection and application services. Through our Review.com and Embark.com Web sites, we provide students with a central source for comprehensive college and graduate school information and tools for managing the application process. Using our unique database of school information, potential applicants can research school rankings, admissions requirements, student opinions and financial aid. Our acquisition of Embark's business in October 2001 enabled us to significantly expand our online application capabilities. In 2001, we offered applicants the option to submit their applications to nearly 900 higher education programs electronically.

     Improved admissions counseling and advisory services. We provide college counseling services to students through our Princeton Review 121 program, a one-to-one counseling and tutoring service that gives students personal attention in the admissions process. We also offer high schools the opportunity to enhance their admissions counseling services with our Web-based Educational and Career Opportunities (ECOS) product and other online information and tools.

     Enhanced academic achievement. We work with schools' existing curricula to enable primary and secondary school students to maximize their academic potential and prepare for state-mandated assessments through our Homeroom.com subscription service. Students can review materials taught in school and improve on areas of weakness based on our individualized assessment. By leveraging our experience in standardized test preparation, we can help students avoid the negative consequences of poor academic performance.

Benefits to Parents

     Increased involvement in educational and admissions processes. Our online services enable parents to increase their involvement in their children's education and college selection processes in an easy and time-efficient manner. Homeroom.com allows parents to directly monitor their children's academic performance and access resources customized for their children's academic needs at their convenience. Using our online resources, parents can access information on specific colleges, the selection and admissions process, financial aid and scholarships.

     Trusted educational resource. We believe that The Princeton Review is one of the most trusted brands in educational products and services based on our 20-year history and our reputation for providing quality standardized test preparation and college admissions guidance. We believe that parents view us as a trusted resource to guide them and their children through important educational transitions and feel confident in trusting their children's performance on standardized tests to our courses and our admissions counseling and tutoring services.

     Access to active community discussions. Review.com provides focused, active discussion areas for parents to communicate and exchange information with one another and with educational experts on a variety of topics related to academic and admissions issues.

Benefits to Educators and Educational Institutions

    Improved college guidance programs in high schools. We help high schools improve their admissions counseling programs with our Web-based ECOS product. ECOS enables high school students to learn more about higher education, career and financial aid opportunities and allows counselors to easily collect, review and communicate information and monitor the progress of each registered student from a central place.

    Cost effective way for colleges and graduate schools to reach and enroll applicants and manage the admissions process. With hundreds of thousands of users accessing Review.com and Embark.com for information and applications, we enable colleges and graduate schools to reach and enroll a broader audience of potential students in a more targeted, direct and cost-effective manner than other means currently available. With the addition of Embark's electronic application and admissions management solutions, we now offer colleges and graduate schools a broad range of tools to manage and automate many phases of the admissions process, which allows institutions to outsource the logistics and reduce the inefficiencies of prospect and admissions management.

    Improved performance on state-mandated assessments. Through our Homeroom.com subscription service, our print materials and our training and professional development programs, we assist schools in improving student and school performance on state-mandated assessments. In an increasing number of states, poor performance can lead to reduced school funding and diminished career opportunities for teachers and administrators, while higher scores can result in commendations, bonus pay and career enhancement.

    More efficient use of classroom time. We believe Homeroom.com is an efficient and effective tool for teachers to assess their students' progress and to identify and correct areas of weakness. Homeroom.com provides an easy way to individualize instruction and ensure that it is aligned with state standards while decreasing the time spent preparing for state-mandated assessments.

Our Products and Services

Test Preparation Services Division

    In 2001, we and our franchisees provided test preparation courses and tutoring services to over 105,000 students in over 500 course locations in 41 states and 10 countries. We provide test preparation courses to students taking the following major U.S. standardized tests:

           SAT                                                        LSAT (Law School Admissions Test)
           GMAT (Graduate Management Admissions Test)                 MCAT (Medical College Admissions Test)
           GRE (Graduate Record Examination)                          ACT (American College Test)
           TOEFL (Test of English as a Foreign Language)              PSAT
           USMLE (United States Medical Licensing                     SAT II
              Examination)

    We recently launched Princeton Review 121, a one-to-one, high-end admissions counseling and tutoring service. Through this service, we provide individual customers specific and concentrated assistance with test preparation and the college admissions process. We have also recently expanded our SAT, SAT II and ACT test preparation services to the institutional educational market by entering into contracts with high schools and school districts to provide test preparation services to their students.

    Our Classroom-Based Course Offerings

    Our test preparation courses focus on customer service and quality instruction. Our experienced teachers and tutors work with groups of no more than 12 students in our SAT classes and eight students in most of our graduate school classes. Our courses are intensive and typically run five to

10 weeks in length. Every course consists of classes, workshops and practice tests. We teach students basic skills and test-taking strategies during class and reinforce concepts taught in class and review homework during workshops. We offer practice tests, taken under actual testing conditions, which we use to chart students' progress as they begin to apply our techniques.

    We believe that an important part of our test preparation courses is the high quality study materials and the advanced diagnostic analysis that our students receive. We spend significant resources on research and development to enhance the supplemental materials used in our courses. As a result, each of our students receives in-depth analytical materials, sample questions, testing drills, model exams and diagnostic analysis of their progress as they take the course.

    Our Online Course Offerings

    We have developed the following online products to supplement our classroom-based courses and to serve as fully functional stand-alone online test preparation courses:

    o Tester. Tester is a computer adaptive testing engine we developed for offering online testing and diagnostic services. Students taking our courses can log on to our Review.com Web site, review sample questions and take full-length preparatory exams that simulate actual exams. Tester also analyzes the students' results and tracks their progress.

    o Online tools integrated into classroom-based courses. Our traditional test preparation courses offer students the option to complete drills and answer sample questions online as well as take model exams over the Internet through the Tester service. Students can also communicate with us directly online.

    o Princeton Review Online courses. In July 2000, we launched Princeton Review Online to provide an alternative to our classroom-based courses. Princeton Review Online courses follow the classroom-based course syllabus and include asynchronous and on-demand synchronous interactive "classes," scheduled small-class real time workshops with our instructors, live customer service available 24 hours per day, seven days per week and our Tester service. Princeton Review Online courses are currently available for the SAT, GMAT, LSAT, GRE and ACT, with additional courses expected to follow.

Admissions Services Division

    Our Publications and Software

    Our Admissions Services division develops content and authors more than 175 print and software titles under the Princeton Review brand. Our books are sold primarily through Random House, from which we collect fees from advances, royalties, and editing and marketing arrangements. We also provide content for use in software and collect royalties on sales. Examples of the books, magazines and educational software products developed by the Admissions Services division include the following:


              Topic                                           Titles
              -----                                           ------
              Test Preparation Books                          Cracking the SAT
                                                              Cracking the GMAT
                                                              Cracking the GRE
              College and Graduate School Guides              The Best 331 Colleges
                                                              The Complete Guide to Business Schools
              General Reference Publications                  WordSmart
                                                              WordSmart, Jr.
                                                              MathSmart
                                                              The Anatomy Coloring Workbook
              Test Preparation and Educational                The Princeton Review: Inside the SAT,
                Software                                      ACT and PSAT 2002 Edition

    Our Online Products and Services

    Through our Admissions Services Web sites, Review.com and Embark.com, we provide a comprehensive online source of information about colleges and graduate schools, the school selection, admissions, and financial aid process, as well as information about choosing a major and career path. Our Web sites also offer a number of interactive tools designed to assist students in researching, selecting, applying, discussing, and financing their higher education.

    When we acquired the business of Embark in October 2001, we added new functionality onto the Web-based products and services that we sell to higher education institutions to help them automate and manage many phases of the student recruitment and admissions process. We also added onto the products we sell to high schools with Embark's ECOS product, a customizable Web-based guidance tool.

    Currently we maintain both Review.com and Embark.com as separate Web sites and frequently link the sites to provide visitors with the full combination of tools and resources available on both sites. Our expectation is that, by the summer of 2002, all of the features available on the two sites will be combined and made available directly on Review.com. Embark.com will no longer exist as a consumer Web site.

    The following are some of the major services and tools available to the users of our Admissions Services Web sites and the academic institutions and high schools that purchase our Web-based products:

    For Our Web Site Visitors. The following is a list of some of the tools available for free to our Web site visitors.

      o Favorite Schools. Our search engine allows students to evaluate colleges and graduate schools based on a wide range of criteria, from average admissions test scores to quality-of-life ratings. We have online tools that assist users in creating a list of schools that match their interests. These tools provide detailed information about schools, including, in many cases, students' opinions of that school's faculty, workload, social life, sports and more. Users can then save these schools to a personalized home page that allows users to track the colleges or graduate schools they are interested in and the numerous deadlines associated with the admissions process. An e-mail reminder feature is available to notify students of significant events. Students can also allow counselors, advisers and parents access to their personalized accounts. Each college or graduate school's profile includes links to its Web site.

       o Counselor-O-Matic. This tool helps students narrow down their college list. Users provide answers to questions about their academic history, geographic preferences and areas of interest, and Counselor-o-Matic recommends five "safety schools," five "good matches," and five "reach schools."

       o Student Match. Students can choose to be contacted by colleges and graduate schools. Students complete a survey of their preferences and create a profile of their ideal college or graduate school. Students then give permission to allow those schools that match their ideal profile to send them information about the school and its programs.

       o Majors Search. This tool helps students collect information about specific majors they might be interested in pursuing in college. Students enter a major and our Web site provides them with information about the major, the colleges that offer the major, any preparation necessary for that major and post graduate careers associated with the major.

       o Career Quiz. This 24-question quiz asks users about their potential career preferences, and then analyzes their answers to determine their interests and work style. Based on this information, we identify corresponding careers that would be most suitable. The list of careers then links to profiles that explain a day in the life of the particular career, statistics about it, and what people in this career can expect in 5 years, 10 years, and 15 years. Each career links to corresponding college majors and colleges that offer that major.

       o Electronic Applications. We host nearly 900 electronic applications on our Web sites for admission into 2-year and 4-year undergraduate programs, graduate schools, business schools, law schools, medical schools, career and technical schools, and fellowship or scholarship programs. Online applications are fast, easy, and secure. Once a user enters and saves his or her personal information on an electronic application, that information pre-populates all subsequent applications, saving the user significant time.

       o Financial Center. Financial Center is a new section of Review.com where we help college applicants, parents, and grad school applicants secure the financing to pay for school. They can obtain expert advice, get help in filling out the required forms and perform necessary calculations with customized tools. We also have electronic alternative loan applications available from our preferred partner banks and resources to help students open an online bank account, find insurance that they may need in school and apply for credit cards.

       o College and graduate school admissions discussion boards. We provide a forum for students to discuss college and graduate school admissions experiences and obtain advice from Princeton Review moderators.

    For Post Graduate Institutions. We sell academic institutions a broad range of Web-based products on a subscription basis.

       o Online Admissions and Recruiting Forms. We assist colleges and graduate schools in making their application and recruiting processes more effective and efficient by developing, customizing and hosting online applications and recruiting forms. We develop and then post application forms on our Web site and on colleges' and graduate schools' Web sites. We facilitate the electronic submission of applications by prospective students and manage the application process by sending confirmation notices and processing online payment of application fees.

       o Application Management Solutions. Our application management solutions offer admissions offices effective tools for monitoring and communicating with applicants throughout the application process. Our products enable admissions officers to evaluate their applicant pool as applications are submitted so that immediate adjustments in recruiting efforts may be made. Our application management solutions also permit admissions officers to communicate with applicants by sending personalized e-mails about the status of applications, upcoming events and pending deadlines.

      o Interview and Event Management Tools. We assist admissions offices in the scheduling and management of interviews and recruiting events. Our interview and event management products enable admissions offices to post interview and event schedules on the Internet and to send automated reminders and invitations for interviews and events.

       o Data Integration Systems. We assist colleges and graduate schools in transferring the data generated from our online application products to their student information systems so that they can maximize the use of the data provided during the application process. We provide custom data files of applicant data so that admissions officers may download applicant data directly into their schools' own student information systems. This service helps colleges and graduate schools reduce the time, effort and error associated with manual entry of data from paper applications.

       o Marketing Products. We offer various marketing products and services to colleges and graduate schools. Colleges and graduate schools may include a customized profile and newsletter on our Web sites and in our newsletters and books. We also offer an electronic prospect manager that allows colleges and graduate schools to send targeted communications to prospective applicants throughout the application process. The electronic inquiry management system automates responses to inquiries about the schools such as, electronically sending requests for applications to a fulfillment company.

    For Secondary Schools and Community Organizations.

     We sell high schools our ECOS product on a subscription basis. ECOS is a Web-based program that solicits information from high school students about their career plans and choices. The product enables counselors to be actively involved in career guidance and application management by giving them access to their students' career information and educational interests. With ECOS, counselors can review students' interests and career plans, as well as monitor their progress on completion of applications. Counselors may also use ECOS to send targeted messages to individuals or groups with particular interests and to provide customized lists of suggested colleges.

K-12 Services Division

    Our Agreement with McGraw-Hill


    Under our agreement with McGraw-Hill, our K-12 Services division develops content and provides editorial services to McGraw-Hill educational publishing units. Through this exclusive relationship, we author workbooks and textbook questions for McGraw-Hill that are designed to correspond to the material covered by various state-mandated assessments. We also provide editorial review of McGraw-Hill educational materials to ensure that sample test questions and other testing information are accurate and aligned with state or national standards.

    Services for Schools

    Our K-12 Services division provides services to schools to help them help their students improve outcomes on state-mandated assessments. These services include Homeroom.com, our online subscription service, face-to-face instruction and print products.

     Homeroom.com enables teachers and parents to quickly assess students' academic strengths and weaknesses and provides immediate feedback and tailored educational resources for improving performance. Homeroom.com is aligned to state standards and works with existing curricula and lesson plans, thereby allowing teachers to focus more on curriculum and less on specific test preparation. This service offers a large and growing library of practice test questions written to correspond to the requirements of applicable state proficiency exams. The questions are also designed to correspond to the student's grade level, the curriculum being taught and the primary textbook being used.

     Homeroom.com is currently focused on math and reading in grades three through eleven. We began selling this service to K-12 schools in August 2000. It is currently available nationally and can be customized for use in all fifty states. In 2002, we intend to add language arts content to Homeroom.com.

    In addition to a large pool of test questions and drills, the Homeroom.com subscription service offers its users various educational resources that can be used for both general enrichment and targeted remediation. These resources include:

      o links directly to relevant, targeted content on other educational Web sites; and

      o original Homeroom.com lessons designed specifically to address areas of weakness identified in the testing and assessment phase and to reinforce curriculum objectives.

    The Homeroom.com subscription service offers the following services to four distinct groups of users:

    Homeroom.com allows students to:

      o practice skills being covered by their curriculum through individualized assignments created by their teachers or existing drills designed to correspond to state-mandated assessments;

      o  assess their understanding of the material and areas of weakness; and

      o focus on areas that need improvement by doing more drills or accessing Homeroom.com's database of skill-based exercises, including proprietary Homeroom.com lessons, and direct links to Web-based resources specific to the problems identified.

    Homeroom.com allows parents to:

      o see what their child is learning in school by viewing recent assignments;

      o explore suggested resources and other learning materials that they and their child can investigate together; and

      o access a database of teaching tips designed for parents when they and their child identify a skill that needs improvement.

    Homeroom.com allows teachers to:

      o create assignments and tests online, assign projects on a group or an individualized basis and keep track of the status of their assignments;

      o  assess how their students are progressing as a class or individually;
         and

      o access a variety of resources for teaching their material, including Web links, books, software, and proprietary Homeroom.com lessons for teachers, students and parents that reinforce their curriculum objectives.

    Homeroom.com allows administrators to:

      o create school or district wide assignments and tests online, and keep track of the status of their assignments; and

      o assess the performance of students on a teacher, school, or district basis.

     Our face-to-face instruction is offered to teachers to improve their knowledge of state assessments and test-taking strategies geared to help student performance. Instruction offered directly to students focuses on improving the skills measured by state assessments as well as general test-taking skills.

     Our print products include simulated state tests that are designed to allow students to practice the test taking experience of their state-mandated exam. Diagnostic reports provide teachers and administrators the ability to benchmark student performance. The data provided allows instructors to focus on those areas diagnosed as weak before the state-mandated exam is given.

Test preparation books are available for a number of state exams and custom books can be created.

Our Franchised Operations

    Our classroom-based courses and tutoring services are provided through company-operated locations and through our independent franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty of 8% of their cash receipts collected under the Princeton Review name, an additional royalty of 2% of their cash receipts, which is allocated to an advertising fund that we also contribute to, and a per student fee for use by their students of our online supplemental course tools. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 8% of our total 2001 revenue.

    Our franchisees do not provide our Princeton Review Online courses. However, to the extent we provide our Princeton Review Online courses to customers residing within the exclusive jurisdictions of our franchisees, we are obligated to pay those franchisees a royalty of 15% of all of our revenue derived from selling Princeton Review Online courses to students residing in their territories, net of certain administrative expenses. We have entered into this royalty arrangement with all of our domestic franchisees. To date, because we have not yet derived significant revenue from our Princeton Review Online courses, our royalty payments to our franchisees have also not been significant. We have not entered into any such royalty arrangements with our franchisees for our other Internet-based products and services.

    As of December 31, 2001, we had 12 franchisees operating 23 offices under the Princeton Review name in the United States and 14 offices operated by franchisees in 8 additional countries.

    Our domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

                               Number of                                 Number of
         State                 Counties           State                   Counties
         -----                 --------           -----                   --------
         California                8              Nevada                     1
         Colorado                  7              New York                   5
         Connecticut               5              North Carolina             5
         Florida                  57              Ohio                       2
         Illinois                  5              Pennsylvania               4
         Massachusetts             4              Puerto Rico                78
         Michigan                  3              Rhode Island               5
         Missouri                 17              Tennessee                  95

    Our international franchises are located primarily in Asia. We currently intend to expand our international presence through the sale, in the next several years, of additional franchises in Asian and middle eastern markets. This expansion is not expected to result in the incurrence of material expenses, with expenses consisting primarily of insignificant up-front fees and the cost of teacher and office training.

     We are not currently offering any new domestic franchises. We recently completed several acquisitions of businesses operated by our former franchisees, as more fully described below under "Acquisitions and Strategic Investments."

Acquisitions and Strategic Investments

Recent Acquisitions

    In October 2001, we acquired substantially all of the operating assets of Embark, a developer of online products and services for the college and graduate school admissions market. The acquired business consisted primarily of Embark's customer contracts with academic institutions and its technological platform for submitting electronic applications and related services. The purchase price paid by us at closing consisted of 875,000 shares of our common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness and approximately $2.1 million in other assumed liabilities of Embark, cnsisting primarily of deferred revenue relating to customer contracts assumed by us, net of acquired receivables of approximately $1.0 million. Embark may also receive additional cash payments and up to an additional 125,000 shares of our common stock based on the future revenue performance of the acquired business. In addition to the purchase price, in connection with the transaction, we made a $1.8 million loan to Embark, which is secured by 300,000 of the shares of our common stock that Embark received as part of the purchase price. All cash payments to Embark based on the future revenue performance of the acquired business are contractually required to be used by Embark to repay the outstanding loan, until such time as the loan is repaid in full.

    We also recently completed several acquisitions of the businesses of a number of our former domestic franchisees. In June 2001, we acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in Texas, Arizona, Oklahoma, Louisiana and New Mexico under franchise agreements with us, for a purchase price of approximately $6.3 million. We financed approximately $4.8 million of the purchase price under our then existing line of credit and issued a subordinated promissory note to the seller for the remaining approximately $1.5 million. In early March 2001, we acquired the assets comprising the businesses of Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. We financed approximately $10.2 million of the purchase price under our then existing line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In early March 2001, we also purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under our then existing line of credit. Princeton Review Peninsula provided test preparation courses in several counties in California. Finally, in the third quarter of 2000, we acquired the assets of two other franchisees, Princeton Review of Hawaii, Inc. and Princeton Review of Quebec, Inc., for a combined cash purchase price of $320,000.

Strategic Investments

    We have made a number of strategic investments that we hope will facilitate the growth of our business and expand our presence on the Internet, including ownership interests in the following companies:

      o Student Advantage, Inc. We invested in Student Advantage, now a publicly owned college marketing company, in 1995, and owned approximately 1.7% of its outstanding stock as of November 7, 2001. As of March 25, 2002, the aggregate public market value of our stock of Student Advantage was approximately $795,000. In addition, we maintain a strategic relationship with Student Advantage, which gives us the right to use some of its content on our Review.com Web site and to serve as its exclusive test preparation provider.

      o Student Monitor, L.L.C. We currently own approximately 20% of Student Monitor, a privately held company that is a surveyor of college students' lifestyles and attitudes. We also participate in joint surveys with Student Monitor and use its survey information for product development and marketing efforts.

      o Tutor.com, Inc. Tutor.com, a privately held company we co-founded in 1998, matches students with tutors, both online and offline, through its database of tutor backgrounds and references. We currently own approximately 20% of Tutor.com and engage in various joint marketing arrangements, including banner advertisements and mutual graphical links between our Web sites. We use our relationship with Tutor.com to facilitate our own online admissions counseling and tutoring services. In addition, Tutor.com has agreed not to enter into an agreement or transact business with any entity that is involved in our principal lines of business.

      o Schoolnet Inc. We currently own approximately 3% of SchoolNet, a privately held education technology solutions company. We maintain a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of our Homeroom.com product called "Homeroom Inside." We have also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of our Homeroom.com Web site.

    We intend to continue to pursue strategic acquisitions that will help us further increase our Internet presence, expand our product offerings or grow geographically. We expect our acquisition focus to be on companies with complementary products or services, including those businesses operated by our remaining domestic franchisees that we can acquire on favorable terms. From time to time, we may also seek to make additional investments in businesses with which we want to build strategic relationships. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock. Currently, we do not have any agreements or commitments to consummate additional acquisitions or investments.

Sales and Marketing

    The majority of our students and their parents choose our test preparation programs based on the recommendations of other students, other parents, teachers and counselors. We also build awareness of our brand and promote our products through relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes our test preparation books and trade books, and McGraw-Hill, which publishes K-12 textbooks and workbooks that contain our branded materials. We also maintain an institutional sales force and engage in some national and local advertising.

    We have recently substantially increased, and expect to further increase, our sales and marketing efforts in order to market our new offerings in the Test Preparation Services division, increase traffic on our Admissions Services Web sites and promote and support our Homeroom.com subscription service. Our current and planned sales and marketing activities by division are as follows:

    Test Preparation Services Division. Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our regional phone centers counsel students and parents regarding specific courses. Our Princeton Review 121 admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We are presently increasing our sales force to conduct sales of our test preparation services to schools and other educational institutions. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.

    Admissions Services Division. Admissions Services has a dedicated sales and marketing force that actively solicits secondary schools and post-secondary institutions to subscribe to our Web-based products and services. Historically, we have built our user base and volume through branding efforts with other media and word-of-mouth. To attract users to our Web sites, we market to students, parents, counselors and admissions officers through attendance at educational trade shows and conferences, offline and online direct mail, sponsorships, keyword buys and syndicated licensing of content. Additionally, we will seek to maintain and expand our current strategic relationships with Yahoo, MSN, Bolt and Vault.com.

    K-12 Services Division. We are marketing our Homeroom.com subscription service to K-12 schools and school districts through a number of channels, including national conferences, direct mail, electronic media and telemarketing. Our K-12 Services division has a sales and marketing force of 30 people, including nine independent sales representatives. Homeroom is also integrated in the offerings of, and sold by, our business partners such as Plato Learning, SchoolNet and bigchalk.com.

Product Design and Development

    We believe that successful product design, development and enhancement has been, and will continue to be, essential to the success of our business. We believe that the strength of our reputation and brand name is directly attributable to the quality of our products, and expect to continue to devote significant resources to enhancing our current products and offering additional high-quality products and services that are responsive to our customers' needs.

    Test Preparation Services Division. We rely on our development staff, teachers and other education experts to create and refine the materials used in our Test Preparation Services division. Our goal is to design and improve our products in such a way as to offer our students the best and most productive overall experience, while addressing their preferences and fitting within their lifestyles. We seek to accomplish this by:

      o continually updating and enhancing our test preparation materials and our teaching methods;

      o ensuring that our designated personnel take virtually every major standardized test for which we offer courses, so that our techniques and materials remain current;

      o performing quantitative and qualitative research into the preferences and needs of our customers;

      o regularly soliciting and reviewing feedback from students taking our courses; and

      o enhancing the services and functionality of our online test preparation tools and content.

    Our current focus in the Test Preparation Services division is to develop and refine new products for our classroom courses, Princeton Review 121 counseling and tutoring and Princeton Review Online. Overall, we seek to provide a complementary mix of online and offline offerings that students can choose from to best fit their needs and achieve their goals.

    Admissions Services Division. Since launching our Review.com Web site in 1994, we have continually expanded the material available and made improvements to its content and functionality. The informational materials and tools available on Review.com are developed and enhanced by our authors and design engineers, through strategic partnerships with third parties and through feedback from guidance and admissions counselors. We regularly modify and enhance our Web sites to provide students, parents and guidance counselors with additional information and interactive tools designed to assist them with the school selection, admissions and financial aid processes. We also continually strive to provide our educational institution subscribers with more effective ways to reach potential applicants, and streamline and manage the various facets of the admissions process.

    K-12 Services Division. We rely on a team of teachers, educational experts and developers to research, design and enhance our educational products. We believe that the following product design traits differentiate Homeroom.com from products offered by our competitors:

      o unique combination of assessment tools and in-depth individualized remediation resources provides students and teachers with an efficient means of identifying specific weaknesses and then correcting them;

      o a large question pool aligned with the skills tested on state-mandated assessments based on the state in which the user resides, and tools to further build and refine the question pool; and

      o designed to work with the existing curriculum rather than alter or supplant it.

    Our current focus in the K-12 Services division is to enhance functionality and partner with additional educational Web sites to expand our targeted enrichment and remediation resources. We also plan to continue to expand our question pool, increase state-specific availability and provide material for additional grade levels.

Technology

    The purpose of our technology platform is to provide systems that help distinguish us in the marketplace, operate cost-effectively and accommodate future growth. We currently use a combination of commercially available and custom developed software and hardware systems. These systems are located at our Internet hosting facility, our corporate headquarters and at our regional offices. Our technology platform is a combination of Microsoft/Intel, Unix and Oracle, which provides us with the ability to scale both capacity and functionality.

    One of our ongoing primary objectives is to maintain reliable systems. We have implemented performance monitoring for all key Web and business systems to enable us to respond quickly to potential problems. Our Web sites, other than the Embark.com Web site, along with regional office replica data sets, are hosted at a third party facility in New York City. The Embark.com Web site is hosted at our facility in San Francisco, California. These facilities provide redundant utility systems, backup electric generators and 24-hour a day server support. All servers have uninterruptible power supplies and redundant file systems to maximize system and data availability. We regularly back up our data to minimize the impact of data loss due to system failure. The servers at our regional sites also have the capability of supporting multiple offices so that in the event of service interruptions on one server we are able to reroute processing to the servers in other offices.

Significant Customers

    Royalties, advances and other fees from services rendered by us to McGraw-Hill represented approximately 7% of our revenue in 2001 and 12% of our revenue in 2000. Revenue from McGraw-Hill represented approximately 82% of the revenue reported in our K-12 Services division in 2001 and 98% of the revenue reported in that division in 2000. Royalties, advances and other fees from books authored by us and published and distributed by Random House represented approximately 4% of our revenue in 2001 and 5% of our revenue in 2000. Revenue from Random House represented approximately 28% of the revenue reported in our Admissions Services division in 2001 and 49% of the revenue reported in that division in 2000.

Competition

    The markets for our educational products and services are fragmented and highly competitive. Companies in our offline educational markets are well established, and we believe they will expand their offerings into our online markets. As a result, we expect competition from both new and established companies to intensify in the future across all of our target markets. We compete directly and indirectly with the following types of companies:

        Test preparation companies. Our Test Preparation Services division faces competition on a national level primarily from one other established company, Kaplan, Inc. We also face competition from many local and regional companies that provide test preparation, career counseling and application assistance to students. We expect that competition will increase as our national competitor seeks to maintain or grow substantial national and local market share and as emerging companies enter our market.

        Companies offering Internet-based college information services and products. Our Admissions Services division faces competition from several companies that currently provide Internet-based products and services similar to ours for the higher education market.

        Companies offering Internet-based products and services and software to the K-12 education market. Our K-12 Services division faces competition from many companies that provide student assessment, tutoring and remediation software and Internet-based services to schools and students in the increasingly competitive K-12 education market.

        Print media companies. We face competition from traditional print media companies that publish standardized test preparation materials, college and education guidebooks and K-12 assessment and remediation materials, and that offer admissions information and services to students and schools. Several of these companies have their own Web sites or have established partnerships with Internet companies with the intention of providing their products and services over the Internet. We expect that all of our primary competitors in this area will expand into Internet delivery if they have not already done so. In addition, it is possible that some of our customers in this area could expand into Internet delivery and become our competitors.

        Non-profit and membership organizations. We also face competition from several non-profit and other organizations that offer both face-to-face and Internet-based products and services to assist individuals and educational organizations with counseling, marketing and applications. These organizations also provide information and advice to students through the Internet.

    We believe that the principal competitive factors in our offline and online markets include the following:

      o brand recognition;

      o ability to demonstrate measurable results;

      o availability of integrated online and offline solutions;

      o ability to achieve a critical mass of students, parents and educational institutions on our Web sites;

      o overall quality of user experience;

      o speed in the introduction of new services;

      o quality of materials and teachers;

      o alignment of offerings with specific needs of students, parents and educators; and

      o value and availability of products and services.

    We believe that our primary competitive advantages are our well-known and trusted Princeton Review brand, our extensive experience in test preparation and admissions and our innovative, high-quality educational products and services. We also believe that our ability to attract students, parents and educators to our highly trafficked Review.com and Embark.com Web sites offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education market. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors, and our business could suffer materially.

Intellectual Property and Property Rights

    Our copyrights, trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our products and services from those of our competitors, and contribute to our competitive advantage in our target markets. To protect our brand, products and services and the systems that deliver those products and services to our customers we rely on a combination of copyright, trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with our employees, customers, independent contractors, sponsors and others.

    We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available. Existing laws do not provide complete protection, and monitoring the unauthorized use of our intellectual property requires significant resources. We cannot be sure that our efforts to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate these rights. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If litigation is necessary to enforce our intellectual property rights or determine the scope of the proprietary rights of others, we may have to incur substantial costs or divert other resources, which could harm our business.

    In addition, competitors and others may claim that we have infringed their intellectual property rights. Defending any such lawsuit, whether with or without merit, could be time-consuming, result in costly litigation or prevent us from offering our products and services, which could harm our business. If a lawsuit against us is successful, we may lose the rights to use our products or be required to modify them, or we may have to pay financial damages. We have been subject to infringement claims in the past and expect to be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties.

    In order to develop, improve, market and deliver new products and services, we may be required to obtain licenses from others. There can be no assurance that we will be able to obtain licenses on commercially reasonable terms or at all or that rights granted under any licenses will be valid and enforceable.

Government Regulation

    We must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. The FTC's Trade Regulation Rule on Franchising, or the FTC Rule, and various state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule and applicable state laws and regulations.

    We also must comply with a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship, including:

      o those governing the termination or non-renewal of a franchise without good cause;

      o requirements that a franchisor deal with its franchisees in good faith;

      o prohibitions against interference with the right of free association among franchisees; and

      o those regulating discrimination among franchisees in charges, royalties or fees.

    Some foreign countries also have laws affecting the offer and sale of franchises within their borders and to their citizens and U.S. federal and state franchise regulation may be applicable to our efforts to establish franchises abroad. Failure to comply with these laws could limit or preclude our ability to expand internationally through franchising.

    To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. However, compliance with federal, state and international franchise laws can be costly and time consuming, and we cannot assure you that we will not encounter delays, expenses or other difficulties in this area.

Employees

    As of December 31, 2001, we had 446 full-time employees, including 95 in content and editorial, 30 in administration, finance and human resources, 69 in information systems, 30 in marketing, 25 in sales and sales support and 185 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 3,000 part-time employees comprised mainly of teachers.

    None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

Our Restructuring

     Until March 31, 2000, we operated as an S corporation with four majority owned limited liability company subsidiaries. On April 1, 2000, we completed a corporate restructuring in order to eliminate minority interests in our subsidiaries, provide all equity holders with a common interest in our company and otherwise facilitate our initial public offering. As part of our restructuring, all stockholders of the S corporation and all the minority equity interest holders in our subsidiaries, contributed their interests to a newly formed holding company in exchange for shares of common stock of the holding company. As a result of this restructuring, our status as an S corporation terminated. Our current structure is that of a holding company with five wholly owned subsidiaries. For additional information about our restructuring, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Segment Information

    For financial information relating to our operating divisions by business segment, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Risk Factors

    You should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock. Any of the following risks, as well as other risks and uncertainties described in this Annual Report on Form 10-K, could harm our business, financial condition and results of operations and could adversely affect the value of our common stock.

Risks Related to Our Business

We have a history of significant operating losses and may not be able to achieve or sustain profitability if we are unable to substantially increase revenue from out Internet-based businesses, in which case the market price of our common stock could be adversely affected.

    We have significantly increased our operating expenses in recent periods in order to grow our existing Internet operations and expand into new lines of Internet-based businesses with our Homeroom.com subscription service and our Princeton Review Online products. As a result, we have incurred significant losses in these periods. As of December 31, 2001, we had an accumulated deficit of approximately $33.5 million. We incurred a net loss of approximately $10.3 million for the year ended December 31, 2001. In October 2001, we made an additional investment in the Internet-based business of our Admissions Services division by acquiring the business of Embark.

   In 2001, our Internet businesses, including the business acquired from Embark, contributed 11% of our total revenue. In order to grow as currently contemplated and achieve profitability, we will need to derive an increasing portion of our revenue from our Internet-based businesses. If we are unable to do this, we will be unable to execute our current business plan and our operating results may be adversely affected. In order to increase revenue from our online businesses we must, among other things, successfully:

    o continue to grow our revenue from higher education institutions that purchase our Web-based products and services;

    o achieve greater market acceptance by students, parents and educators of our Homeroom.com subscription service and grow its subscriber base while increasing subscription fees and renewal rates; and

    o increase the number of students, parents and educators visiting our Web sites.

     If we are unable to achieve these objectives, we may fail to achieve profitability. If we do achieve profitability during any given period, we may not be able to sustain or increase profitability in subsequent periods. If we fail to achieve or sustain profitability, the market price of our common stock may be adversely affected.

If colleges and universities reduce their reliance on standardized admissions tests or states reduce their use of mandated assessments, our business will be materially adversely affected.

    The success of our test preparation and K-12 services businesses depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products and services will deteriorate and our business will be materially adversely affected. A recent proposal by the president of the University of California to make the SAT optional for admission to California's state university system has provoked debate about the utility and fairness of the SAT. If a large number of academic institutions abandon the use of the SAT as a requirement for admission without replacing it with another admissions test, our business may be seriously harmed.

Our business is difficult to evaluate because we have limited experience generating revenue from some of our newer online products.

    We have a limited operating history with some of our newer online products. Our Princeton Review Online test preparation courses and our Homeroom.com subscription service were launched in 2000. In 2001, these operations generated approximately $1.4 million in revenue. Additionally, the business we acquired from Embark in October 2001 also represents a new form of revenue stream for us. Because of our limited operating history with these businesses, our overall business may be difficult to evaluate.

We face intense competition that could adversely affect our revenue, profitability and market share.

    The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. Our current competitors include but are not limited to:

    o providers of online and offline test preparation, admissions assistance and career counseling to prospective higher education students, with our primary national competitor in this area being Kaplan, Inc.;

    o companies that provide prospective students with Internet-based information about higher education institutions as well as companies that provide these institutions with access to the student market;

    o companies that provide K-12 oriented software and Internet-based educational assessment and remediation products and services to students, parents, educators and educational institutions;

    o traditional print media companies that publish books and magazines about standardized test preparation and college and graduate schools and offer admissions information and services to students and educational institutions; and

    o non-profit and membership educational organizations that offer both face-to-face and Internet-based products and services to assist individuals and educational organizations with counseling, marketing and student applications.

    Some of our competitors may have more resources than we do. These competitors may be able to devote greater resources than we can to the development, promotion and sale of their services and respond more quickly than we can to new technologies or changes in customer preferences. We may not be able to maintain our competitive position or otherwise compete effectively with current or future competitors, especially those with significantly greater resources.

    Some of our competitors that provide K-12 oriented online education products may have more experience, larger customer bases and greater brand recognition in that market. Further, established companies with high brand recognition and extensive experience providing various educational products to the K-12 market may develop online products and services that are competitive with our Homeroom.com subscription service.

Negative developments in school funding could reduce our institutional revenue.

    We expect to derive a growing portion of our revenue from sales of our products and services to educational institutions, including subscriptions to Homeroom.com and our ECOS product. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

     We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the largest portion of our test preparation revenue in the third quarter. We also expect that the electronic application revenue from the business we acquired from Embark will be highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our Homeroom.com subscription service may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.


Our quarterly revenue and operating results are not indicative of future performance and are difficult to forecast.

    Our quarterly revenue and operating results may not meet expectations of public market analysts or investors, which could cause our stock price to decline. In addition to the seasonal fluctuations described above, our revenue, expenses and operating results may vary from quarter to quarter in response to a variety of other factors beyond our control, including:

    o our customers' spending patterns, which, in some cases, are difficult to predict;

    o the timing of school districts' funding sources and budget cycles;

    o the timing of expirations and renewals of educational institution subscriptions;

    o the timing of corporate sponsorships and advertising; and

    o non-recurring charges incurred in connection with acquisitions or other extraordinary transactions.

    Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance and you should not rely on them to predict the future performance of our stock price. In addition, our past results may not be indicative of future performance because several of our online businesses were introduced or acquired relatively recently.

We are heavily dependent on our relationships with McGraw-Hill and Random House, and termination or interruption of these relationships could significantly reduce our revenue.

    Any termination of, or difficulties with, our relationships with McGraw-Hill or Random House could significantly reduce our revenue. We derive significant revenue from our services rendered to

McGraw-Hill. These services consist of developing content for their K-12 textbooks and workbooks and other ancillary services. Revenue from McGraw-Hill represented approximately 7% of our revenue in 2001 and 12% of our revenue in 2000. Revenue from McGraw-Hill represented approximately 82% of the revenue reported in our K-12 Services division in 2001 and 98% of the revenue reported in that division in 2000. We rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 4% of our revenue in 2001 and 5% of our revenue in 2000. Revenue from Random House represented approximately 28% of the revenue reported in our Admissions Services division in 2001 and 49% of the revenue reported in that division in 2000.

The terms of an existing credit agreement restrict us from engaging in many activities and require us to satisfy various financial tests, and we expect that any significant credit arrangements or facilities we obtain in the future will contain similar restrictions and requirements.

     The credit agreement governing the indebtedness that we assumed as part of our acquisition of Embark's business contains covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, create liens, change our fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions. This credit agreement also requires us to maintain specific financial ratios. Events beyond our control could affect our ability to meet those financial ratios, and we cannot assure you that we will meet them. A breach of any of the covenants contained in the credit agreement could allow our lender to declare all amounts outstanding under the credit agreement to be immediately due and payable. We have pledged substantially all of our assets to our lender to secure the debt, and the debt is guaranteed by all of our subsidiaries.

     We may seek to obtain one or more additional credit facilities in the near future. We expect that any credit facilities we obtain will contain restrictions and requirements as or more restrictive than those described above.

If we are not able to continually enhance our Internet-based products and services and adapt them to changes in technology, our future revenue growth could be adversely affected.

    If our improvement and adaptation of our Internet-based products and services is delayed, results in systems interruptions or is not aligned with market expectations or preferences, our revenue growth could be adversely affected. The Internet is a rapidly evolving environment, and the technology used in Internet-related products changes rapidly. As Internet-based industries continue to experience rapid technological changes, we must quickly modify our solutions to adapt to emerging Internet standards and practices, technological advances, and changing user and sponsor preferences. Ongoing enhancement of our Web sites and related technology will entail significant expense and technical risk. We may use new technologies ineffectively or fail to adapt our Web sites and related technology on a timely and cost-effective basis.

If we are unable to renew our agreements with our franchisees, or if our franchisees contest our interpretation of those agreements, our ability to offer our products in our franchisees' territories could be adversely affected, which could adversely affect our revenue.

    If we are unable to renew our agreements on favorable terms with our franchisees, or if any of those franchisees contest our interpretation of our rights and obligations under these agreements, then our ability to deliver our products and services within their franchise territories could be hindered, and our revenue could be adversely affected. Through a series of franchise agreements and other agreements, our independent franchisees have various rights to provide test preparation products and services under the Princeton Review brand within specified territories, and to use our trademarks and other intellectual property in connection with providing these services. Similarly, we have various rights to market and sell our products and services in the franchisees' territories. Our agreements have been reviewed and renegotiated to accommodate our business goals and the goals of our franchisees as they have both developed over the years. The majority of our franchise agreements expire on December 31, 2005, and our agreements governing the royalty payment terms applicable when we offer our Princeton Review Online products to customers in franchisee territories expire on December 31, 2002.

We rely on our relationships with third parties to attract visitors to our Web sites. These relationships may terminate or may not produce a significant number of visitors, which could adversely affect our business and our ability to increase our revenue.

    As we expanded our Internet-based businesses, we have expanded our contractual relationships with third party Web sites to attract a portion of the user traffic on our Web sites. These relationships may terminate or may not produce a significant number of visitors, which could adversely affect our business and our ability to increase our revenue. We have entered into agreements with, MSN, Yahoo, Bolt, Student Advantage and the providers of other third party Web sites to either redirect their users to our Web sites or to display our branded content and tools in order to drive co-registration on our Web sites. There can be no assurance that we will be able to maintain these existing agreements. Our failure to maintain and fully capitalize on these existing relationships could reduce, or prevent us from increasing, the number of visitors to our Web sites, which could make it more difficult for us to generate subscription revenue, market our products and attract corporate sponsors.

If we do not adequately protect the intellectual property rights to our products and services, we may lose these rights and our business may suffer materially.

    Failure to protect our intellectual property could materially adversely affect our business. We depend on our ability to protect our brand, our products and services and the systems that deliver those products and services to our customers. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to protect these products. These intellectual property rights distinguish our products and services from those of our competitors. If others are able to copy, use and market these products and delivery systems, then we may not be able to maintain our competitive position. Despite our best efforts, we cannot assure you that our intellectual property rights will not be infringed, violated or legally imitated. Existing laws do not provide complete protection and policing the unauthorized use of our products and services requires significant resources.

The absence of a federal registration of our "The Princeton Review" service mark and trademark may make it more difficult and expensive for us to prevent others from using the mark and could otherwise significantly harm our business.

    We have used "The Princeton Review" as our principal service mark since 1982. Although we applied to register the mark, our application for registration was opposed by Princeton University, and has since been abandoned. No one, including Princeton University, has objected to our use, as distinguished from federal registration, of "The Princeton Review" as a service mark during the many years we have used it. The absence of a federal registration of our mark, however, may make the enforcement of our exclusive right to use the mark against possible future infringers more difficult and costly. In addition, if we are unable to prevent a competitor or another business from using "The Princeton Review" or similar marks, then we could lose customers or suffer a dilution of the prominence of our principal mark. It is also possible that Princeton University could object to our continued use of the mark. Litigation involving our rights to "The Princeton Review" marks could be costly, and we cannot predict with any certainty its outcome. Moreover, if we were prevented from using "The Princeton Review" as our service mark or trademark and licensing the mark to our franchisees, our business would be significantly harmed.

If our products and services infringe the intellectual property rights of others, this may result in costly litigation or the loss of our own intellectual property rights, which could materially adversely affect our business.

    Competitors and others may claim that we have infringed their current or future intellectual property rights. The defense of any lawsuit, whether with or without merit, could be time-consuming and costly. If a lawsuit against us is successful, we may lose, or be limited in, the rights to offer our products and services. Any proceedings or claims of this type could materially adversely affect our business.

We may be held liable for the content of materials that we author, content available on our Web sites or products sold through our Web sites.

    We may be subject to claims for defamation, negligence, copyright or trademark infringement or other legal theories based on the content of materials that we author, and content that is published on or downloaded from our Web sites, accessible from our Web sites through links to other Web sites or posted by our users in chat rooms or bulletin boards. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. Although we carry general liability insurance, our insurance may not cover potential claims of this type, such as trademark infringement or defamation, or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, these claims, with or without merit, would result in diversion of our management personnel and financial resources. Further, if print publications that we author contain material that customers find objectionable, these publications may have to be recalled, which could result in lost revenue and adverse publicity.

The loss of our senior management could have a material adverse effect on our business.

    We depend on the continued service of our senior management. The loss of any of our Chief Executive Officer, John Katzman, our President and Chief Operating Officer, Mark Chernis or our Chief Financial Officer, Stephen Melvin, could materially adversely affect our business.

Our business may be harmed by actions taken by our franchisees that are outside our control.

    Approximately 8% of our 2001 revenue was derived from royalties paid to us by our franchisees, including those whose businesses we have since acquired, and from sales of our course and marketing materials to these franchisees. The quality of franchised test preparation operations may be diminished if our remaining franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, or do not hire and train qualified managers or instructors. As a result, our image and reputation may suffer and our revenue could decline.


Federal and state franchise regulation could limit our ability to terminate or replace unproductive franchises, which could adversely affect our results of operations.

    Applicable laws may delay or prevent us from terminating an unproductive franchise or withholding consent to renewal or transfer of a franchise, which could have an adverse effect on franchise royalties. We are subject to both federal and state laws regulating the offer and sale of franchises. These laws also frequently apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise. Compliance with federal and state franchise laws can be costly and time consuming, and we cannot assure you that we will not encounter delays, expenses or other difficulties in this area. Further, the nature and effect of any future legislation or regulation of our franchise operations cannot be predicted.

If we need but are unable to obtain additional capital to expand our operations and invest in new products and services, our business may be adversely affected.

    In the future we may require substantial additional capital to finance ongoing operations or the growth of our business. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

    o further develop or enhance our services and products;

    o acquire necessary technologies, products or businesses;

    o expand operations in the United States or internationally;

    o hire, train and retain employees;

    o market our services and products; or

    o respond to competitive pressures or unanticipated capital requirements.

Risks associated with our recent acquisitions, including risks relating to our integration of the business acquired from Embark and interest expense and other acquisition related charges that we may incur in the future, could negatively affect our results of operations.

    Our recent acquisition of the business of Embark requires us to devote significant financial and management resources to the integration of Embark's operations, products and personnel into our Admissions Services division. This integration process presents a number of challenges, including the operation of a new product line and a larger and more geographically dispersed technological and support infrastructure, and at times results in the diversion of management's attention from day-to day operations. If we are not able to complete the integration of Embark's business in an effective and cost efficient manner, our business and results of operations could be adversely affected.

    In connection with our recent acquisitions of the businesses of Embark and several of our franchisees, we incurred indebtedness in an aggregate amount of approximately $33.1 million, a portion of which was repaid from the proceeds of our initial public offering. As of December 31, 2001, approximately $8.2 million of this indebtedness remained outstanding, bearing interest at a weighted average interest rate of approximately 7.5% per year. Interest expense associated with this indebtedness will increase our net loss or reduce our earnings.

    Additionally, in connection with these acquisitions, we recorded a total of approximately $29.1 million of goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS
142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any such write down would adversely affect our operating results. We adopted SFAS 142 as of January 1, 2002. As of December 31, 2001, we had unamortized goodwill of $27.9 million related to these acquisitions.

We may engage in future acquisitions that could dilute the equity interest of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. If any acquisitions are not successfully integrated with our business, our ongoing operations could be negatively affected.

    In addition to our recently completed acquisitions, we may acquire the businesses of our remaining franchisees or other businesses, products or technologies in the future. To facilitate future acquisitions, we may take actions that could have a detrimental effect on our results of operations or the price of our common stock, including:

    o issuing equity securities or convertible debt securities, which would dilute current stockholders' percentage ownership;

    o incurring substantial debt; or

    o assuming contingent liabilities.

    Acquisitions also entail numerous business risks, including:

    o difficulties in assimilating acquired operations, technologies or products;

    o unanticipated costs that could materially adversely affect our results of operations;

    o negative effects on our reported results of operations from acquisition related charges and amortization of acquired technology and other intangibles;

    o diversion of management's attention from other business concerns;

    o adverse effects on existing business relationships with suppliers and customers;

    o risks of entering markets in which we have no or limited prior experience; and

    o the potential inability to retain and motivate key employees of acquired businesses.

If we fail to manage our growth effectively, our business may be harmed.

    In recent periods we have significantly increased our work force, introduced a number of new products, made substantial enhancements to our existing products and consummated several acquisitions. At December 31, 2001, we had 446 full time employees, as compared with 335 full time employees at December 31, 2000. This recent growth has placed, and our anticipated growth in future operations will continue to place, significant demands on our management, and strain our operational, financial and technological resources. We expect that further expansion of our operations will be required to successfully implement our business strategy, including the continued enhancement of our product and service offerings and the potential consummation of additional strategic acquisitions. In order to manage our growth effectively, we must continue to improve our operational, management and financial systems, procedures, and controls on a timely basis. If we fail to manage our growth effectively, our business could be materially and adversely affected.

We could be liable for events that occur at our test preparation facilities, and a liability claim against us could aversely affect our reputation and our financial results.

    We could become liable for the actions of instructors and other personnel at the facilities we use to provide our classroom-based test preparation courses. In the event of on-site accidents, injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injuries. Although we maintain liability insurance, this insurance coverage may not be adequate to protect us fully from these claims. In addition, we may not be able to obtain liability insurance in the future at reasonable prices or at all. A successful liability claim could adversely affect our reputation and our financial results. Even if unsuccessful, such a claim could cause unfavorable publicity, entail substantial expense and divert the time and attention of key management personnel.

Risks Related to the Internet Industry

If the use of the Internet does not grow as anticipated, our revenue could decline and our business would be harmed.

    We depend, in part, on the increased acceptance and use of the Internet by consumers and educational institutions, particularly students, parents, colleges, universities and elementary and secondary schools. Rapid growth in the use of the Internet is a relatively recent occurrence, and if the use of the Internet does not grow as anticipated, our revenue could decline and our business would be harmed. The market for Internet-based products and services is characterized by rapid technological change and product innovation, unpredictable product life cycles and unpredictable user preferences. Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use the Internet as a medium of commerce. Demand and market acceptance for recently introduced products and services over the Internet are subject to a high level of uncertainty, and we, therefore, cannot predict whether the market for Internet-based educational products will continue to grow.

If we experience system failures, our reputation may be harmed and users may seek alternate service providers causing us to lose revenue.

    If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Other than the computer hardware we acquired from Embark, which is located at a facility that we occupy, substantially all of the computer hardware for operating our Web sites is currently located at a third party hosting facility. Accordingly, our Internet operations are also dependent on this third party's ability to maintain its systems in effective working order and to protect them from disruptive events. We do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems.

    In addition, the system failures of third party Internet service providers, online service providers and other Web site operators could produce interruptions in our service for those users who access our services through these third party providers. Service interruptions could reduce our revenue and our future revenue will be harmed if our users believe that our system is unreliable.

If our computer systems are unable to accommodate a high volume of traffic on our Web sites, the growth of our revenue could be reduced or limited.

    If the volume of traffic on our Web sites increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products and services of our competitors and the growth of our revenue could be reduced or limited. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our Web sites, the satisfactory performance, reliability and availability of our Web sites, processing systems and network infrastructure are critical to our reputation and our ability to serve our customers. If the volume of traffic on our Web sites continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. While slower response times have not had a material effect on our results of operations to date, our Web sites have in the past and may in the future experience slower response times due to increased traffic.

Future regulations or the interpretation of existing laws pertaining to the Internet could decrease the demand for our products or increase the cost of doing business.

    Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business. We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services. In particular, we must comply with the Children's Online Privacy Protection Act, which, as implemented, mandates that we obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Future laws or regulations may relate to information retrieved from or transmitted over the Internet, consumer protection, online content, user privacy, taxation and the quality of products and services. Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

We may be liable for invasion of privacy or misappropriation by others of our users' information, which could adversely affect our reputation and financial results.

    Some of our services require the disclosure of sensitive information by the user. We rely on a number of security systems for our services to protect this information from unauthorized use or access. We cannot predict whether new technological developments could circumvent these security measures. If the security measures that we use to protect personal information or credit card information are ineffective, we may be subject to liability, including claims for invasion of privacy, impersonation, unauthorized purchases with credit card information or other similar claims. In addition, the Federal Trade Commission and several states have investigated the use of personal information by certain Internet companies. We could incur significant expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, which could adversely affect our stockholders.

    Our common stock has been publicly traded only since June, 2001. Since our initial public offering, the market price of our common stock has been volatile, and it may continue to be volatile as a result of one or more of the following factors, most of which are beyond our control:

    o variations in our quarterly operating results;

    o changes in securities analysts' estimates of our financial performance;

    o loss of a major customer or failure to complete significant transactions;

    o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    o changes in market valuations of similar companies;

    o the discussion of our company or stock price in online investor communities such as chat rooms;

    o additions or departures of key personnel; and

    o fluctuations in stock market price and volume.

    In addition, the market prices of the securities of Internet-related companies have been volatile, and have experienced fluctuations that often have been unrelated to or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our stock. In the past, securities class action lawsuits alleging fraud have often been filed against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar lawsuits. If a lawsuit were to be filed against us, it could result in substantial costs and the diversion of our management's attention and resources, which could seriously harm our financial results or result in a decline in the market price of our common stock. Declines in the market price of our common stock could also harm employee morale and retention, our ability to attract qualified employees and our access to capital.


We have anti-takeover protections, which may discourage or prevent a takeover of us, even if an acquisition would be beneficial to our stockholders.

    Certain provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for another company to acquire us, even if a takeover would benefit our stockholders. The provisions in our corporate documents:

    o authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares, making a takeover more difficult and expensive;

    o establish a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

    o prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

    o prohibit stockholders from calling special meetings of stockholders;

    o prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

    o establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law and the terms of our stock option plans may discourage, delay or prevent a change in our control, which may depress the market price of our common stock.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and may prevent a change of control.

    As of March 25, 2002, our present directors and executive officers, holders of more than 5% of our common stock and their affiliates beneficially owned approximately 68% of our outstanding common stock. In particular, John S. Katzman, our Chief Executive Officer, beneficially owned approximately 36% of our outstanding common stock. As a result, these stockholders, if they act as a group, will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control may have the effect of delaying, preventing or deterring a change in control of our company and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Executive Officers

    The following table sets forth information with respect to our executive officers as of March 25, 2002.


     Name                                  Age      Position
     ----                                  ---      --------
     John S. Katzman.........               42      Chairman and Chief Executive Officer
     Mark Chernis............               35      President, Chief Operating Officer and Secretary
     Stephen Melvin..........               50      Chief Financial Officer and Treasurer
     Stephen Quattrociocchi..               39      Executive Vice President, Test Preparation Services Division
     Patricia E. Vance.......               45      Executive Vice President, Admissions Services Division
     Linda Nessim-Rubin......               34      Executive Vice President, Communications
     Bruce Task..............               51      Executive Vice President, Princeton Review Ventures
     Steven Hodas............               42      Executive Vice President, Strategic Development
     Robert L. Cohen.........               36      Executive Vice President, General Manager K-12 Services Division

    John S. Katzman, Chairman and Chief Executive Officer, founded our company in 1981. Mr. Katzman has served as our Chief Executive Officer and director since our formation. Mr. Katzman served as our President from 1981 until August 2000. Mr. Katzman is the brother of Richard Katzman, one of the other members of the board of directors. Mr. Katzman is also a director of Student Advantage. Mr. Katzman received a BA from Princeton University.

    Mark Chernis, President, Chief Operating Officer and Secretary, joined us in 1984. Mr. Chernis has served as Chief Operating Officer and Secretary since 1995 and became President in August 2000. From 1989 to 1995, Mr. Chernis served as our Vice President, Operations. From 1984 to 1989, Mr. Chernis served as a systems analyst. Mr. Chernis received a BA from Vassar College.

    Stephen Melvin, Chief Financial Officer and Treasurer, joined us in 1998. From 1996 to 1998, he served as Vice President of Solow Realty Company where he was responsible for overseeing the property management business. From 1987 to 1996, Mr. Melvin was Chief Financial Officer of Western Heritable Investment Corporation, a real estate investment and management company. From 1983 to 1987, Mr. Melvin served as Controller of Private Satellite Network, Inc. From 1978 to 1983, Mr. Melvin was Assistant Corporate Controller of Paramount Pictures Corp. From 1974 to 1978, Mr. Melvin was a Certified Public Accountant at Deloitte & Touche LLP. Mr. Melvin received a BA from the University of Virginia and an MS from New York University.

    Stephen Quattrociocchi, Executive Vice President, Test Preparation Services division, joined us in 1988. Since 1997, he has served as Executive Vice President of our Test Preparation Services division. From 1991 to 1997, Mr. Quattrociocchi served as Vice President of Course Operations. Mr. Quattrociocchi received a BS from the Massachusetts Institute of Technology and an MBA from the Wharton School.

    Patricia E. Vance, Executive Vice President, Admission Services division, joined us in 2001. From July 2000 to September 2000, Ms. Vance was President and Chief Executive Officer of Halftheplanet.com, a company that provides online resources for people with disabilities. From 1982 until 2000, she served in the Executive Management of The Walt Disney Company, including from 1998 to 2000 as Senior Vice President, General Manager, ABC Internet Group, where she was responsible for general management of all of ABC's Internet operations; from 1997 to 1998 as Senior Vice President, General Manger, ABC.com., where she was responsible for developing the business plan and supervising the launch of ABC entertainment properties in the Internet; and from 1993 to 1997 as Vice President, ABC Multimedia Group, where she developed interactive publishing businesses. Ms. Vance received a BA from Washington University and an MA from American University.

    Linda Nessim-Rubin, Executive Vice President, Communications, joined us in 1990. Ms. Nessim-Rubin has served in her current capacity since 1998. She manages the Princeton Review brand and oversees communications and marketing, as well as human resources. From 1995 to 1998, she was Vice President, Marketing Operations. Prior to joining us, Ms. Nessim-Rubin worked as an Account Executive for Hakahudo Advertising. Ms. Nessim-Rubin received a BFA from Parsons School of Design.

    Bruce Task, Executive Vice President, Princeton Review Ventures, joined us in 1987. From 1997 to early 2000, he served as Executive Vice President of Strategic Planning. From 1996 to 1997, he served as Vice President of Research and Development, and from 1988 to 1995 he served as our Chief Financial Officer. From 1987 to 1988, Mr. Task was director of our Washington, D.C. office. Mr. Task received a BS from C.W. Post College.

    Steven Hodas, Executive Vice President, Strategic Development, joined us in 1995. From 1995 to 1999, Mr. Hodas served as our Vice President, Online Services. From 1993 to 1995, Mr. Hodas served as Project Manager for the NASA K-12 Internet Initiative where he was responsible for advising the White House and federal and state agencies on school technology policy. Mr. Hodas received a BA from Sarah Lawrence College.

    Robert L. Cohen, Executive Vice President, K-12 Services division, joined us in March 2001. From 1985 to March 2001, Mr. Cohen was President of Princeton Review of New Jersey. Since 1986, Mr. Cohen has also co-owned and operated a number of other Princeton Review franchises. Mr. Cohen became an executive officer in connection with our acquisition of the businesses of Princeton Review of Boston and Princeton Review of New Jersey. Mr. Cohen attended Princeton University.

Item 2. Properties

     Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on August 31, 2010. As of December 31, 2001, we also leased an aggregate of approximately 188,000 square feet of office space for additional operations in New York, New York and our 32 regional offices located in Arizona, California, Georgia, Hawaii, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas, Washington, Washington D.C. and Canada.

Item 3. Legal Proceedings

     We are currently exploring our legal options with respect to a former employee that defrauded the company in an aggregate amount of approximately $390,000 during the period between September 1999 and October 2001. We expect that approximately $100,000 of the loss will be reimbursed under our insurance coverage. Criminal charges have been brought against this individual, and he has pled guilty to one count of bank fraud. In addition to any restitution that he may make as part of his sentence, we may seek to recover a portion of the uninsured loss through a civil action against him.

     From time to time, we are involved in legal proceedings incidental to the conduct of our business. We are not currently a party to any legal proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     Price Range of Common Stock

     Our common stock has traded on the Nasdaq National Market under the symbol "REVU" since our initial public offering on June 19, 2001. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

                Fiscal Year 2001:                                                   High               Low
                -----------------                                                   ----               ---
                Second Quarter (beginning June 19, 2001)                          $11.10             $7.50
                Third Quarter                                                      11.10              5.88
                Fourth Quarter                                                      8.15              4.16

     As of March 25, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $8.47 per share. As of March 25, 2002, there were 107 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     Dividend Policy

     We have never declared or paid any cash dividends on our common stock or other securities and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.

     Recent Sales of Unregistered Securities

     (1) On October 1, 2001, we issued 875,000 shares of our common stock to Embark as part of the purchase price for substantially all of the operating assets of Embark. We issued these shares in reliance on the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933 as a transaction not involving a public offering.

     (2) During 2001 we issued 1,863 shares of our common stock upon exercise of options, for total proceeds of approximately $4,000, in reliance on the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933 as transactions pursuant to compensatory benefit plans or contracts relating to compensation.

     Initial Public Offering and Use of Proceeds from Sales of Registered Securities

     Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. Through the end of the reporting period covered by this Annual Report on Form 10-K, we have used approximately $10.7 million of the net proceeds from the initial public offering for working capital and other general corporate purposes and $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our previously existing credit facilities.

Item 6. Selected Consolidated Financial Data

    The consolidated statement of operations data for each of the years ended December 31, 2001, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

                                                                        Years Ended December 31,
                                                        ------------------------------------------------------
                                                           2001        2000       1999        1998      1997
                                                        ----------  ---------- ----------  ---------- --------
                                                                (in thousands, except per share data)

Statement of Operations Data:
Revenue
  Test Preparation Services..........................     $ 53,936   $ 34,048   $ 30,126    $ 28,323   $ 27,380
  Admissions Services................................        8,924      4,480      5,064       4,464      5,134
  K-12 Services......................................        6,255      5,351      5,113         959         --
                                                          --------   --------   --------    --------   --------
    Total revenue....................................       69,115     43,879     40,303      33,746     32,514
                                                          --------   --------   --------    --------   --------
Cost of revenue
  Test Preparation Services..........................       17,019     11,532      9,759       9,844     10,575
  Admissions Services................................        2,526        965      1,469       1,672      2,717
  K-12 Services......................................        2,198        967      1,942         384         --
                                                          --------    -------   --------    --------   --------
    Total cost of revenue............................       21,743     13,464     13,170      11,900     13,292
                                                          --------    -------   --------    --------   --------
    Gross profit.....................................       47,372     30,415     27,132      21,846     19,222
Operating expenses
  Selling, general and administrative................       60,530     55,241     28,815      22,030     17,919
 Research and development............................          463        393        878       1,174      1,013
                                                          --------    -------   --------     -------    -------
    Total operating expenses.........................       60,993     55,634     29,693      23,204     18,932
                                                          --------   --------   --------    --------   --------
Operating income (loss) from continuing operations...      (13,621)   (25,219)    (2,561)     (1,358)       290

Gain on distribution/sale of securities and other
assets...............................................           --      7,597      1,049         732        523

Income (loss) from continuing operations before
extraordinary item...................................       (8,509)    (8,172)    (2,044)     (1,415)       457

Income (loss) from discontinued operations...........           --         --         --       3,524     (2,501)

Net income (loss)....................................      (10,334)    (8,172)    (2,044)      2,109     (2,044)

Net income (loss) attributed to common stockholders..     $(14,598)  $(15,086)  $ (7,711)   $  1,575   $ (2,400)
                                                          ========   ========   ========    ========   ========

Net income (loss) per share -- basic and diluted:
 Income (loss) from continuing operations before
   extraordinary item...............................      $  (0.60)  $  (1.07)  $  (0.74)   $  (0.19)  $   0.01
  Extraordinary item-early extinguishment of debt....        (0.08)        --         --          --         --
  Income (loss) from discontinued operations.........          --          --         --        0.34      (0.24)
                                                          --------   --------   --------    --------   --------
Net income (loss) per share-- basic and diluted......     $  (0.68)  $  (1.07)  $  (0.74)   $   0.15   $  (0.23)
                                                          ========   ========   ========    ========   ========

Weighted average basic and diluted shares used in
  computing net income (loss) per share..............       21,383     14,075     10,404      10,404     10,404
                                                          ========   ========   ========    ========   ========


                                                                           As of December 31,
                                                        -----------------------------------------------------
                                                           2001       2000       1999        1998       1997
                                                        ---------- ---------- ----------  ----------  -------
                                                                          (in thousands)
         Balance Sheet Data:
         Cash and cash equivalents...................    $  21,935   $  4,874   $  2,658    $  1,519   $    680
         Total assets................................      111,833     58,575     53,698      13,459     13,230
         Long-term debt, net of current portion......        6,830        560        538         264        251
         Series A redeemable  convertible  preferred
         stock.......................................           --     29,202         --          --         --
         Class B redeemable non-voting common stock..           --     20,572     10,376       4,709      4,175
         Stockholders' equity (deficit)..............       80,233    (14,836)    23,405      (1,643)    (2,841)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

    We develop, market and sell integrated classroom-based, print and online products and services to students, parents, educators and educational institutions. We earn the majority of our revenue from standardized test preparation courses and tutoring services provided by our company-operated locations and our franchisees. We also earn fees and royalties from authoring books and developing content for third party publishers of books and software.

    In the last two years we introduced a series of Internet-based products and expanded our existing online services in order to complement our core products and create online revenue streams. During 2000, we significantly enhanced the content and functionality of our Review.com Web site. In July 2000, we introduced our Princeton Review Online test preparation courses. In August 2000, we began selling our Homeroom.com subscription service to K-12 schools. To launch and expand these online products and services, we have significantly increased our operating expenses in recent periods, resulting in increasing losses from continuing operations in each of 2000 and 1999. In October 2001, we acquired the business of Embark, which significantly expanded the Web-based products we offer to academic institutions. In order to increase our revenue growth, we will need to derive a substantial portion of our future revenue from these Internet-based businesses. In 2001, we derived approximately 11% of our revenue from our Internet operations.

    We operate our businesses through three divisions, each of which combines our traditional and online products and services. Our Test Preparation Services division provides classroom-based and Princeton Review Online test preparation courses and tutoring and admissions counseling services and receives royalties from our independent franchisees who provide classroom-based courses under the Princeton Review brand. Our Admissions Services division authors our print and software titles published primarily by Random House, operates our Review.com and Embark.com Web sites and sells our Web-based products to educational institutions. Finally, our K-12 Services division authors workbooks and creates Princeton Review branded content for textbooks published by McGraw-Hill, operates our Homeroom.com subscription service, provides training and professional development services to educators and develops and sells printed test preparation materials for state-mandated assessments.

Revenue

    Historically, we have derived the majority of our revenue from the services provided by our Test Preparation Services division, which had approximately $53.9 million in revenue and approximately $36.9 million in gross profit in 2001. Test Preparation Services derives its revenue from our test preparation, tutoring and admissions counseling services and from our independent franchisees. Revenue from our independent franchisees is received by us in the form of royalties and fees for course and marketing materials. Our franchisees operate these businesses independently and are responsible for all of the costs and expenses associated with rendering their services.

    In recent periods, profits from the Test Preparation Services division have been used to fund costs of the online initiatives of our Admissions Services and K-12 Services divisions. In the future, we expect that revenue from these initiatives will represent a greater percentage of our overall revenue, as we expand our newer Internet-based products and services.

    Test Preparation Services. The Test Preparation Services division derives revenue primarily from:

    o classroom-based and online test preparation courses and tutoring services, which consists of tuition and fees paid to our company-operated sites. We recognize revenue from tuition paid for our courses over the life of the course, which is usually from five to 10 weeks depending on the course type. Tutoring revenue is based on an hourly fee and is recognized as the services are delivered. Course and tutoring revenue represented approximately 69% of our total revenue in 2001.

    o royalty fees paid to us by our independent franchisees. These royalties are 8% of all cash receipts collected by our franchisees for all test preparation and tutoring services performed by them under the Princeton Review name. Our franchise contracts have an average term of 10 years and automatically renew with the payment of a renewal fee and satisfaction by the franchisees of requirements for renewal. Royalties received from franchisees also include a per student fee paid by our franchisees for use by their students of our online supplemental course tools. Starting in July 2001, we began consolidating in our financial results the advertising fund contributed to by us and our franchisees, and, therefore, royalties now also include a fee of 2% of the franchisees' cash receipts for contribution to the advertising fund. For a description of the advertising fund, see Note 8 to our consolidated financial statements. We recognize revenue from franchise royalties on a monthly basis. This revenue represented approximately 5% of our total revenue in 2001.

    o sales of course and marketing materials and other products to our independent franchisees. This revenue is recognized upon the transfer of title to our customers, which occurs on the shipment dates of these materials. This revenue represented approximately 3% of our total revenue in 2001.

Admissions Services. The Admissions Services division derives revenue from:

    o Web-based subscription, application and marketing fees. These fees consist of annual subscription fees, application processing fees and setup fees paid to us by academic institutions for our online application and management products, annual subscription fees paid to us by secondary schools for our ECOS product, and annual marketing fees paid to us by academic institutions to promote their programs on Review.com and in our publications. We began earning annual subscription, application processing and set up fees when we acquired the business of Embark. We recognize the subscription and marketing fees over the contract period, which is typically one year. We recognize the application processing fees in the month that the relevant applications are submitted. Setup fees are recognized over a two year period. This revenue represented approximately 7% of our total revenue in 2001.

    o authoring books published by Random House and providing content for software. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books and software. We recognize these fees based on sales of the books and software when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 4% of our total revenue in 2001.

    o sales of advertising and sponsorships to businesses and schools wishing to promote their products, services and programs on Review.com. Advertising and sponsorship revenue is recognized each month based on contractual terms. This revenue represented approximately 2% of our total revenue in 2001.

K-12 Services. The K-12 Services division derives revenue from our agreement with McGraw-Hill and from our Homeroom.com subscription service and other services provided by us to primary and secondary schools and school districts.

Revenue from our agreement with McGraw-Hill is derived through:

    o royalties for Princeton Review branded content that we provide for their textbooks, which we recognize based on sales reported by McGraw-Hill;

    o an annual fee for the use of the Princeton Review trademark on materials published by McGraw-Hill, which we recognize pro rata over the entire year; and

    o development fees for the production of workbook manuscripts, which we recognize as the products are delivered.

    These fees are based on rates and other terms specified in our agreement with McGraw-Hill, the current term of which expires in 2003, but renews automatically for additional one-year periods unless terminated by either party. Under the agreement, the maximum amount of royalties that we can earn in any one year is approximately $1.6 million. Our agreement with McGraw-Hill also contains a non-competition provision that restricts us from entering into a similar agreement during the term of the agreement with anyone engaged in the development, publication and distribution of proprietary educational materials to the pre-K-12 educational market. It also restricts our use, after the expiration of the agreement, of the materials we develop under the agreement by not permitting us to use or publish more than 40% of those materials in competing textbooks or other educational programs. Revenue from our contract with McGraw-Hill represented approximately 7% of our total revenue in 2001.

    The K-12 services division also earns annual subscription fees from schools and school districts for the Homeroom.com subscription service. We recognize this subscription revenue ratably over the life of the subscription period, which is typically one or two years. Additionally, this division earns revenues from providing schools with training and professional development for their teachers and administrators. This revenue is recognized in the period that the services are provided. Finally, this division earns fees from for the production of printed materials which are sold to schools and school districts. This revenue is recognized when the materials are delivered.

Subscription fees from Homeroom.com, training and professional development revenue and revenue from sales of printed materials represented approximately 1% of our total revenue in 2001.

Cost of Revenue

    Test Preparation Services. Cost of revenue consists of course expenses of our company-owned operations and cost of materials sold. Course expenses consist of costs incurred to deliver test preparation courses, tutoring and admissions counseling services, including rent of classroom space, teacher salaries, credit card fees, costs of course materials purchased from third party vendors and, during 1999, 2000 and part of 2001, a fee of 2% of our cash receipts paid to a national advertising fund contributed to by us and our franchisees. Costs of materials sold are comprised of the costs to manufacture and distribute the course and marketing materials and other products. The largest components of cost of revenue in our Test Preparation Services division are rent of classroom space and teacher salaries, which together accounted for approximately 62% of the cost of revenue of this division in 2001. In the third quarter of 2000, we began paying a royalty to our franchisees in exchange for allowing us to offer our Princeton Review Online courses within their territories. Through December 31, 2002, this royalty will be calculated as 15% of our revenue from Princeton Review Online courses provided to students residing within our franchisee's territories, net of certain administrative expenses.

    Admissions Services. Cost of revenue consists primarily of the costs to author, develop, edit and produce the content for books, software and our Review.com and Embark.com Web sites. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products. Since our acquisition of Embark's business, our cost of revenue also includes the costs to build and maintain our Web based products, which are recognized over the contract period, and credit card fees incurred in connection with processing student applications, which are recognized in the month the applications are processed.

    K-12 Services. Cost of revenue consists of costs to author and produce the workbooks, provide training and professional development, develop content for textbooks and our Homeroom.com subscription service and develop our question pool. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products. Beginning with the third quarter of 2000, we began amortizing Web site related content development costs, which are being amortized over seven years.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include payroll and payroll related expenses, advertising expenses and office facility expenses, including rent, utilities, telephone and miscellaneous expenditures, which collectively represented approximately 75% of our total selling, general and administrative expenses in 2001. During 2001, as a result of consolidating the advertising fund, selling, general and administrative expenses also include costs associated with national advertising campaigns that benefit our company-owned locations as well as our independent franchisees. In 1999 and 2000, selling, general and administrative expenses also include compensation expenses associated with the Phantom Stock Unit (PSU) and Stock Appreciation Rights (SAR) plans formerly maintained by us, as well as the one time compensation expense incurred by us in the second quarter of 2000 as a result of the termination of those plans as part of our restructuring. Compensation expenses in connection with awards under our 2000 Stock Incentive Plan are also recorded in selling, general and administrative expenses in 2000. Finally, the remaining components of selling, general and administrative expenses include professional fees, travel and entertainment and depreciation and amortization.

Research and Development

    Research and development expense consists of expenses incurred by our Test Preparation Services division to develop, update and enhance course materials and curriculum and to develop instructors' training methods.

Minority Interests' Share of Income in Subsidiaries

    Minority interest expense in 1999 and 2000 consists of the share of the profits attributed to the holders of minority interests in our subsidiaries. As a result of our restructuring, all minority interests have been eliminated.

 (Provision) Benefit for Income Taxes

    Until March 31, 2000, we operated as an S corporation with ownership interests in limited liability company subsidiaries. Prior to that time, our earnings were included in the taxable income of our stockholders for federal and some state income tax purposes. We were not subject to income tax on our earnings, other than with respect to state and local jurisdictions that do not recognize the S corporation or LLC structure. State and local taxes were accrued for those jurisdictions that do not recognize the S corporation or LLC structure, at rates reflective of those state and local jurisdictions. As a result of our restructuring from an S corporation to a C corporation, we have become subject to federal, state and local taxes. Accordingly, we now record future tax benefits and deferred tax liabilities and a corresponding tax benefit or tax expense in our statements of operations.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Revenue

    Our total revenue increased from $43.9 million in 2000 to $69.1 million in 2001, representing a 58% increase.

    Test Preparation Services revenue increased from $34.0 million in 2000 to $53.9 million in 2001, representing a 58% increase, comprised primarily of an increase of approximately $21.2 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from the inclusion of approximately $16.0 million in revenue attributable to the operations acquired from our former franchisees in 2001, an increase of approximately $2.5 million attributable to increased enrollment at our other locations and an increase of approximately $2.7 million attributable to average price increases at our other locations. These increases were partially offset by a decrease of approximately $900,000 in royalties from independent franchisees as a result of our acquisition of some of these businesses.

    Admissions Services revenue increased from $4.5 million in 2000 to $8.9 million in 2001, representing a 99% increase. This increase resulted primarily from an increase of approximately $4.0 million in Web-based subscription, application and marketing fees, primarily attributable to our acquisition of Embark, and an increase of approximately $260,000 in Internet-based advertising revenue.

    K-12 Services revenue increased from $5.4 million in 2000 to $6.3 million in 2001 representing a 17% increase. This increase resulted primarily from an increase of approximately $800,000 in revenue from schools for Homeroom.com subscriptions and training and professional development fees.

Cost of Revenue

    Our total cost of revenue increased from $13.5 million in 2000 to $21.7 million in 2001, representing a 61% increase.

    Test Preparation Services cost of revenue increased from $11.5 million in 2000 to $17.0 million in 2001, representing a 48% increase. This increase resulted from the inclusion of approximately $4.7 million in costs associated with the operation of the businesses acquired from our former franchisees, and an increase of approximately $700,000 in the cost of delivering our courses, due in part to increased enrollment.

    Admissions Services cost of revenue increased from $1.0 million in 2000 to $2.5 million in 2001, representing a 162% increase. This increase resulted primarily from increases of approximately $550,000 related to servicing the business acquired from Embark, $450,000 associated with servicing and maintaining the Review.com Web site, $320,000 of costs associated with marketing fees deferred in 2000 and recognized in 2001 and an increase of approximately $240,000 in costs associated with our book publication business. The increase in cost of revenue related to the book publication business relates to a new policy we adopted in 2001 of allocating staff salaries to the cost of producing specific books, which resulted in the inclusion of these costs in cost of revenue rather than in selling, general and administrative expenses, as was previously the case.

    K-12 Services cost of revenue increased from $1.0 million in 2000 to $2.2 million in 2001, representing a 127% increase. This increase is primarily attributable to approximately $400,000 of expense related to the amortization of capitalized costs associated with the development of our Homeroom.com question pool, an increase of approximately $125,000 related to providing services to schools and an increase of approximately $700,000 related to servicing the McGraw-Hill contract. The increase in cost of revenue related to the McGraw Hill contract relates primarily to a new policy we adopted in 2001 of allocating staff salaries to the cost of producing specific workbooks under the contract, which resulted in the inclusion of these costs in cost of revenue rather than in selling, general and administrative expenses, as was previously the case.

Operating Expenses

    Selling, general and administrative expenses increased from $55.2 million in 2000 to $60.5 million in 2001, representing a 10% increase. This increase resulted primarily from an increase of approximately $7.5 million incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $1.6 million incurred as a result of our acquisition of the businesses of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

    o an increase of approximately $5.1 million in salaries and payroll taxes primarily due to increased headcount;

    o an increase of approximately $1.6 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

    o an increase of approximately $500,000 in Web site technology and development expenses resulting primarily from the development of Homeroom.com, Review.com and our Princeton Review Online products;

    o an increase of approximately $800,000 in advertising and marketing expenses primarily due to the inclusion of the advertising fund expenditures in 2001; and

    o an increase of approximately $400,000 in professional fees incurred primarily as a result of being a public company.

     These increases were partially offset by the absence in 2001 of non-recurring charges incurred in 2000, consisting of a charge of approximately $10.6 million representing the cost associated with the termination of our PSU and SAR plans and the related distribution of stock to our employees, as well as a decrease of approximately $1.6 million in professional services largely from settlement costs and legal fees associated with a lawsuit settled in 2000.

Gain on Distribution/Sale of Securities and Other Assets

    We recorded a gain of $7.6 million in 2000 related to the distribution of Student Advantage stock to our stockholders and employees in connection with our restructuring. There were no distributions of Student Advantage stock in 2001.

Interest Expense

    Interest expense increased from approximately $237,000 in 2000 to $2.0 million in 2001, representing an increase of 763%. This increase resulted primarily from interest expense incurred under our former lines of credit with Excel Bank, N.A. and Reservoir Capital Partners, L.P., which we obtained in the fourth quarter of 2000 and repaid in full in June 2001, and from interest expense associated with the amortization of the cost of warrants issued in December 2000.

Interest Income

    Interest income decreased from $626,000 in 2000 to $570,000 in 2001, representing a 9% decrease. This decrease resulted from lower interest income earned on outstanding cash balances.

Equity Interest in Operations of Affiliates

    Equity interest decreased from a loss of $881,000 in 2000 to a loss of $34,000 in 2001, representing a 96% decrease, primarily due to our share of the loss in Tutor.com. During 2000 our investment in this affiliate was written down to $0 and no additional losses were recorded against this investment in 2001.

Extraordinary Item

During 2001 the unamortized cost of the warrants we issued in connection with our previous line of credit with Reservoir Capital Partners, L.P. was written off when the loan balance was repaid with a portion of the proceeds from our initial public offering.

Comparison of Years Ended December 31, 2000 and 1999

Revenue

    Our total revenue increased from $40.3 million in 1999 to $43.9 million in 2000, representing a 9% increase.

    Test Preparation Services revenue increased from $30.1 million in 1999 to $34.0 million in 2000, representing a 13% increase, comprised of an increase of approximately $3.6 million in revenue from our company-owned operations and an increase of approximately $600,000 in royalties from independent franchisees. The increased revenue from company-owned operations resulted primarily from an increase of approximately $3.1 million in revenue from test preparation courses and tutoring, of which approximately $1.5 million was attributable to increased enrollment and approximately $1.6 million was attributable to average price increases. These increases were partially offset by a decrease of approximately $300,000 in franchise sales.

    Admissions Services revenue decreased from $5.1 million in 1999 to $4.5 million in 2000, representing a 12% decrease. This decrease resulted primarily from decreases in book and publication fees of approximately $1.0 million and college marketing fees of approximately $335,000. This decrease was partially offset by increased Internet-based advertising revenue of approximately $844,000. The decrease in college marketing fees from $980,000 in 1999 to $645,000 in 2000 was caused by a change in our method of recognizing this revenue. In 1999 and prior periods, we recognized this revenue solely in the third and fourth quarters, as the books, magazine and college application CD's containing the marketing materials and applications were delivered. In 2000, we began to include the colleges' marketing information and applications on our Review.com Web site. This alteration in the mix of services rendered requires us to recognize this revenue over the 12-month period that this information is maintained on our Web site. Accordingly, we now recognize this revenue ratably over the course of the year beginning in the third quarter when the marketing information and applications first appear on the Web site. Book and publication fees decreased from $3.4 million in 1999 to $2.4 million in 2000 due primarily to the delivery of 33 fewer book manuscripts in 2000 compared to 1999.

    K-12 Services revenue increased from $5.1 million in 1999 to $5.4 million in 2000, representing a 5% increase. This increase resulted primarily from an increase in royalty revenue and other fees from McGraw-Hill and was partially offset by a $900,000 decrease in workbook development fees.

Cost of Revenue

    Our total cost of revenue increased from $13.2 million in 1999 to $13.5 million in 2000, representing a 2% increase.

    Test Preparation Services cost of revenue increased from $9.8 million in 1999 to $11.5 million in 2000, representing an 18% increase. This increase resulted from an increase of approximately $900,000 in the cost of delivering our courses, due in part to increased enrollment, and an increase of approximately $800,000 in the cost of materials sold to our independent franchises. The increase in the cost of materials sold resulted primarily from increased sales in 2000 and the reduction of accruals of approximately $390,000.

    Admissions Services cost of revenue decreased from approximately $1.5 million in 1999 to approximately $1.0 million in 2000, representing a 34% decrease. This decrease resulted primarily from a decrease in the number of book manuscripts delivered to Random House. In 1999, we delivered 86 book manuscripts to Random House, compared to 53 delivered in 2000.

     K-12 Services cost of revenue decreased from approximately $1.9 million in 1999 to approximately $1.0 million in 2000, representing a 50% decrease. This decrease is primarily attributable to lower sales of workbooks to McGraw-Hill during 2000 and increased use of the division's editorial staff to compile McGraw-Hill's question pool, rather than freelance talent whose fees were included in cost of revenue.


Operating Expenses

    Selling, general and administrative expenses increased from $28.8 million in 1999 to $55.2 million in 2000, representing a 92% increase. The largest component of this increase was the cost associated with the termination of our PSU and SAR plans and the related distribution of our stock and the stock of Student Advantage to our employees in April 2000. These events resulted in a non-recurring charge of approximately $10.6 million in 2000, which represented an increase of $8.1 million over the prior year's expenses associated with our PSU and SAR plans. The remaining $18.2 million increase was caused by the following:

    o an increase of approximately $6.3 million in salaries and payroll taxes primarily related to new product development and sales efforts for Princeton Review Online, Homeroom.com and Review.com;

    o an increase of approximately $5.2 million in advertising and marketing expenses;

    o an increase of approximately $2.6 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

    o an increase in Web site technology and development expenses of approximately $1.9 million resulting primarily from the development of Homeroom.com and Review.com;

    o increased legal expenses of approximately $500,000 and settlement costs of approximately $1.2 million related to a lawsuit against us; and

    o an increase in miscellaneous professional fees of approximately $400,000.

In addition to the amounts expensed for Web site technology and development, we capitalized approximately $3.2 million of Web site development costs during 2000, compared to approximately $1.0 million capitalized during 1999.

    Research and development costs decreased from $878,000 in 1999 to $393,000 in 2000, representing a 55% decrease. This decrease resulted primarily from an increased focus on the development of our Princeton Review Online courses. Many of the costs associated with the development of these courses were capitalized in 2000, which resulted in a lower expense in 2000.

Gain on Distribution/Sale of Securities and Other Assets

    We recorded a gain of $7.6 million in the first half of 2000, related to the distribution of Student Advantage stock to our stockholders and employees in connection with our restructuring.

Interest Expense

    Interest expense increased from approximately $88,000 in 1999 to $237,000 in 2000, representing a 169% increase. This increase resulted from increases in equipment lease balances, balances outstanding under our credit facility and interest expense associated with the amortization of the cost of warrants issued during 2000.

Interest Income

    Interest income increased from $90,000 in 1999 to $626,000 in 2000, representing a 593% increase. Interest income earned on the company's cash balances increased substantially in 2000 as a result of the proceeds received from the sale of our Series A preferred stock and proceeds from borrowings under our former credit facility with Excel Bank, N.A.

Liquidity and Capital Resources

    Prior to 1995, our primary source of funding had been cash flow from operations. In 1995, we sold a minority interest in our subsidiaries to Random House for approximately $8.0 million. We have also supplemented cash flow from operations by generating cash from periodic sales of stock of Student Advantage owned by us. Cash from these sales totaled approximately $625,000 in 1998 and $1,050,000 in 1999. In 1998, we received approximately $5.1 million from the sale of our software division. In April 2000, we received approximately $27.3 million in gross proceeds from the sale of our Series A preferred stock. In June 2001, we completed our initial public offering, selling 5,400,000 shares of common stock at $11.00 per share. The initial public offering resulted in proceeds to the company of approximately $51.9 million, net of underwriters' commissions and other expenses associated with the offering. The expansion of our Internet-based businesses has required increased amounts of expenditures in recent periods and is expected to require significant additional capital to fund operating losses, capital expenditures and working capital needs through 2002. We expect to incur operating losses on a quarterly basis at least until the third quarter of 2002. At December 31, 2001, we had approximately $21.9 million of cash and cash equivalents.

    Net cash used in operating activities during 2001 was $6.9 million, resulting primarily from the net loss from operations. Net cash used in investing activities during 2001 was $24.0 million, resulting primarily from our acquisition of the operations of our former franchisees. Net cash provided by financing activities during 2001 was $48.0 million, resulting primarily from the proceeds from our initial public offering in June 2001.

    Net cash used in operating activities during 2000 was $16.1 million, resulting primarily from the net loss from operations. Net cash used in investing activities during 2000 was $13.4 million resulting primarily from the purchase of equipment and software and investment in affiliates. Net cash provided by financing activities during 2000 was $31.8 million resulting primarily from proceeds received from the sale of Series A preferred stock and borrowings under a line of credit.

    Net cash provided by operating activities during 1999 was $4.1 million, resulting primarily from advances on books to be delivered and an increase in accrued expenses, partially offset by the increase in accounts receivable and operating losses net of depreciation and amortization. Net cash used in investing activities during 1999 was $1.4 million and was primarily attributable to the purchase of furniture, fixtures and equipment and investment in other assets, totaling approximately $2.3 million, partially offset by proceeds from the sale of marketable securities of approximately $1.0 million. Net cash used in financing activities during 1999 was $1.6 million, resulting primarily from the discontinuance of our student loan business, partially offset by proceeds from a line of credit.

    We maintained a discretionary line of credit with The Chase Manhattan Bank that provided for borrowings of up to $1.5 million. Borrowings bore interest at the bank's prime rate plus 0.5%. We terminated this line of credit in October 2000.

    In October 2000, we entered into a loan agreement with Excel Bank, N.A., providing for a $4,500,000 line of credit for short term loans for the acquisition of our independent franchises and for working capital purposes. Amounts borrowed under the credit facility bore interest at a variable annual interest rate equal to the prime rate plus 1%. The $4.5 million borrowed under this line of credit, plus all accrued interest, was repaid in June 2001, using a portion of the proceeds from our initial public offering, and the facility was terminated at that time.

    On December 14, 2000, we entered into a loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P., providing for a line of credit of up to $25.0 million under which we could borrow up to $18,750,000 for the acquisition of our independent franchises and up to $6,250,000 for general corporate purposes. Amounts borrowed under the credit facility initially bore interest at an annual interest rate of 13%. As part of the loan transaction, the lenders received warrants exercisable for a total of 250,000 shares of our common stock at an exercise price of $0.01 per share, which were automatically exercised upon our initial public offering. In June 2001, the entire outstanding loan balance of approximately $24.7 million, plus all accrued interest, was repaid using a portion of the proceeds from our initial public offering, and the facility was terminated at that time.

    On March 2, 2001, as part of the purchase price paid by us for the businesses of Princeton Review of Boston and Princeton Review of New Jersey, we issued two subordinated promissory notes to the sellers totaling $3,625,000. The first promissory note is in a principal amount of $3,125,000, is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. This promissory note is convertible into our common stock at the price per share at which shares of our common stock were sold in our initial public offering for a period of 60 days, beginning on the first anniversary date of the completion of our initial public offering. During this period, the holder of the note may convert 100% or any percentage between 0% and 33% of the unpaid principal amount due under the note into common stock. The second promissory note is in a principal amount of $500,000, bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance. This note is not convertible.

    On June 18, 2001, as part of the purchase price paid by us for the business of T.S.T.S., we issued a subordinated promissory note to the sellers for approximately $1,475,000. This promissory note is payable as to principal in 10 quarterly installments beginning on January 1, 2004, and bears interest at 8.25% per year, payable quarterly.

    On October 1, 2001, we entered into a loan agreement with Comdisco, Inc., under which we assumed $3,400,000 of debt as part of our acquisition of Embark's business. Amounts outstanding under the loan agreement bear interest at an annual rate of 6.25%. The loan is secured by substantially all of our current and future business assets, including membership interests in our subsidiaries, and is guaranteed by our subsidiaries. Under the terms of the loan agreement, we are required to provide the lender with periodic financial statements. In addition, the loan agreement contains covenants typical to a secured loan agreement, including covenants requiring us to maintain financial ratios relating to total indebtedness to net worth, and covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, create liens, change our fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions. We are required to repay all amounts outstanding under our loan agreement with Comdisco, Inc. by October 1, 2003. As of December 31, 2001, $3.1 million of the loan remained outstanding.

    We may also seek to obtain one or more credit facilities to provide an added source of liquidity and possibly finance a portion of the purchase price of any future acquisitions that we may make.

    As of December 31, 2001, our principal capital commitments consisted of obligations outstanding under our long-term office and classroom leases, obligations under the credit agreement and promissory notes described above and several capital leases of computer equipment. As of December 31, 2001, we operated from leased premises in New York, Arizona, California, Georgia, Hawaii, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, Ohio,

Oklahoma, Pennsylvania, Texas, Washington, Washington D.C., and Canada. As of December 31, 2001, our aggregate minimum annual rental obligations under these leases were approximately $3.5 million for 2002, $3.2 million for 2003 and $2.9 million for 2004. As of December 31, 2001, the annual maturities of our credit agreement and notes payable were approximately $1.7 million in 2002, $1.4 million in 2003 and $0.6 million in 2004. As of December 31, 2001, our future minimum capital lease obligation payments were approximately $511,000 for 2002, $185,000 for 2003 and $144,000 for 2004.

    Our future capital requirements will depend on a number of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting our products. We expect to devote substantial capital resources to:

    o continued development and expansion of our Internet-based offerings;

    o advertising, marketing and promotional activities;

    o hiring additional personnel in sales, marketing, Internet systems, product development and other areas; and

    o consummating additional acquisitions, including acquisitions of one or more of our remaining domestic franchisees, or entering into strategic relationships if we are able to identify appropriate candidates with whom we are able to reach agreement on favorable terms.

    We believe that current cash and cash equivalents and any cash generated from operations, will be sufficient to fund our operations for at least the next 12 months. Despite these expectations, we may need to raise additional capital before the end of the next 12 months.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, effective for all combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Acquisitions consummated after June 30, 2001 are required to be accounted for in accordance with SFAS 141. See Note 12 to our consolidated financial statements as it relates to our acquisition of Embark. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $1.5 million in 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. However, we do not expect the adoption of the statement will have a significant impact on our financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States.

     We believe the following critical accounting policies used in the preparation of our consolidated financial statements affect our more significant judgments and estimates. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We do not record a valuation allowance to reduce our deferred tax assets. We consider the realization of these deferred tax assets as highly probable in the near future. In the event we were to determine that we would not be able to realize our deferred tax assets in the near future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

     We evaluate the carrying value of our long-lived assets, including goodwill, when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies and litigation. Any impairment of these assets would result in a decrease to income in the period such determination was made.

Seasonality in Results of Operations

    We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the largest portion of our test preparation revenue in the third quarter. We also expect that the electronic application revenue from the business we acquired from Embark will be highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our Homeroom.com subscription service may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

     Consolidated Financial Statements:                                                                        Page
         Report of Independent Auditors..........................................................................56
         Consolidated Balance Sheets.............................................................................58
         Consolidated Statements of Operations...................................................................59
         Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Stock..........................60
         Consolidated Statements of Cash Flows...................................................................61
         Notes to Consolidated Financial Statements..............................................................62

     Financial Statement Schedule:

         Schedule II -Valuation And Qualifying Accounts..........................................................92

Report of Independent Auditors

To the Stockholders of
The Princeton Review, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of The Princeton Review, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                             /s/ ERNST & YOUNG LLP

New York, New York
February 27, 2002

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                 December 31,
                                                                        -----------------------------
                                                                             2001             2000
                                                                        -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................     $ 21,934,911   $  4,873,814
  Accounts receivable, net of allowance of $890,259 in 2001 and
  $765,345 in 2000..................................................        5,423,605      6,295,644
  Account receivable-- related parties..............................        1,400,511      2,483,527
  Notes receivable..................................................        1,840,389             --
  Other receivables ( $660,619 (2001) and $465,030 (2000) from
  related parties)..................................................          791,593        695,840
  Inventories.......................................................          719,281        596,232
  Prepaid expenses..................................................        1,155,898        493,894
  Securities, available for sale....................................        1,002,055      3,378,976
  Deferred income taxes.............................................          593,280             --
  Other assets......................................................          665,386      4,548,291
                                                                         ------------   ------------
    Total current assets............................................       35,526,909     23,366,218
Furniture, fixtures, equipment and software development, net........       10,160,991      7,811,234
Franchise costs, net of accumulated amortization of $142,165 in 2001
and $194,300 in 2000................................................          290,488        209,164
Territorial marketing rights, net of accumulated amortization of
$726,949 in 2001 and $616,529 in 2000...............................        1,481,462      1,591,882
Publishing rights, net of accumulated amortization of $464,900 in
2001 and $391,900 in 2000...........................................        1,296,100      1,369,100
Deferred income taxes...............................................       17,755,281      9,919,879
Investments in affiliates...........................................          515,743        419,458
Goodwill, net of accumulated amortization of $1,557,528 in 2001 and
$214,089 in 2000....................................................       35,886,934      8,300,461
Other assets........................................................        8,919,041      5,587,677
                                                                         ------------   ------------
Total assets........................................................     $111,832,949   $ 58,575,073
                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..................................................     $  7,502,341   $  3,086,968
  Accrued expenses ( $134,500 (2001) and $134,500 (2000) for related
  parties)..........................................................        5,329,677      8,058,283
  Line of credit....................................................               --      4,500,000
  Current maturities of long-term debt..............................        2,132,495        494,385
  Deferred income...................................................        9,004,530      4,187,296
  Book advances ( $112,500 (2001) and $321,250 (2000) from related
  parties)..........................................................          801,450      2,136,745
  Deferred income taxes.............................................               --        614,000
                                                                         ------------   ------------
    Total current liabilities.......................................       24,770,493     23,077,677
Long-term debt......................................................        6,829,553        560,316
Series A redeemable convertible preferred stock, $.01 par value;
5,000,000 shares authorized, 3,748,548 issued and outstanding at
December 31, 2000...................................................               --     29,201,589
Class B redeemable non-voting common stock, $.01 par value;
10,000,000 shares authorized, 2,737,229 shares issued and
outstanding at December 31, 2000....................................               --     20,571,559
Stockholders' equity (deficit):
Class A common stock, $.01 par value; 25,000,000 shares authorized
and 12,561,986 shares issued and outstanding at December 31, 2000...               --        125,620
Common stock, $.01 par value; 100,000,000 shares authorized and
27,175,011 issued and outstanding at December 31, 2001..............          271,750             --
Additional paid-in capital..........................................      113,091,308      1,907,525
Accumulated deficit.................................................      (33,479,772)   (18,881,418)
Accumulated other comprehensive income..............................          349,617      2,112,805
Deferred compensation...............................................               --       (100,600)
                                                                         ------------   ------------
Total stockholders' equity (deficit)................................       80,232,903    (14,836,068)
                                                                         ------------   ------------
Total liabilities and stockholders' equity (deficit)................     $111,832,949   $ 58,575,073
                                                                         ============   ===========


See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                 Years Ended December 31,
                                                        ----------------------------------------
                                                             2001          2000          1999
                                                        ------------- ------------- ------------
Revenue
  Test Preparation Services....................         $ 53,935,701  $ 34,048,260  $ 30,126,340
  Admissions Services..........................            8,923,906     4,479,715     5,063,620
  K-12 Services................................            6,254,914     5,350,855     5,112,669
                                                        ------------  ------------  ------------
    Total revenue..............................           69,114,521    43,878,830    40,302,629
                                                        ------------  ------------  ------------
Cost of revenue
  Test Preparation Services....................           17,019,018    11,532,117     9,759,264
  Admissions Services..........................            2,525,479       965,226     1,469,445
  K-12 Services................................            2,198,155       966,447     1,941,569
                                                        ------------  ------------  ------------
    Total cost of revenue......................           21,742,652    13,463,790    13,170,278
                                                        ------------  ------------  ------------
    Gross profit...............................           47,371,869    30,415,040    27,132,351
Operating expenses
  Selling, general and administrative..........           60,530,218    55,240,708    28,815,126
  Research and development.....................              462,596       393,469       878,165
                                                        ------------  ------------  ------------
    Total operating expenses...................           60,992,814    55,634,177    29,693,291
                                                        ------------  ------------  ------------
Loss from operations...........................          (13,620,945)  (25,219,137)   (2,560,940)
Gain on distribution/sale of securities and
  other assets.................................                   --     7,597,226     1,048,773
Interest expense...............................           (2,043,586)     (236,729)      (87,931)
Interest income................................              570,100       625,638        90,268
                                                        ------------  ------------  ------------
Loss from operations before minority interest,
  equity interest in operations of affiliates,
   benefit for income taxes and  extraordinary
   item........................................          (15,094,431)  (17,233,002)   (1,509,830)
Minority interests' share of income in subsidiaries               --       (50,129)     (585,080)
Equity interest in operations of affiliates....              (33,715)     (880,884)           --
                                                        ------------  ------------  ------------
Loss from  operations  before benefit for income taxes
and extraordinary item...........................        (15,128,146)  (18,164,015)   (2,094,910)
Benefit for income taxes.......................            6,618,797     9,991,548        50,932
                                                        ------------  ------------  ------------
Loss from operations before extraordinary item.           (8,509,349)   (8,172,467)   (2,043,978)
Extraordinary item (net of income tax benefit
of $1,305,509) ................................           (1,824,456)           --            --
                                                        ------------- ------------  ------------
Net loss.......................................          (10,333,805)   (8,172,467)   (2,043,978)
Accreted dividends on Series A redeemable
preferred stock...............................            (2,308,620)   (3,504,155)           --
Accreted dividends on Class B non-voting common stock     (1,955,929)   (3,409,185)   (5,666,555)
                                                        ------------  ------------  ------------
Net loss attributed to common stockholders.....         $(14,598,354) $(15,085,807) $ (7,710,533)
                                                        ============  ============  ============
Net loss per share-- basic and diluted:
Loss attributed to common stockholders before
  extraordinary item...........................         $      (0.60) $      (1.07) $      (0.74)

Extraordinary item-early extinguishments of debt               (0.08)           --            --
                                                        --------------------------  ------------
Net loss per share-- basic and diluted.........         $      (0.68) $      (1.07) $      (0.74)
                                                        ============= ============= =============
Weighted average basic and diluted shares used in
  computing net loss per share.................           21,382,776    14,075,395    10,403,934
                                                        ============  ============  ============
Proforma income tax benefit assuming C- Corp status
  (unaudited) ................................                        $  9,004,149  $    803,631
                                                                      ============  ============
Proforma net loss from operations (unaudited)..                       $ (9,159,866) $ (1,291,279)
                                                                      ============  ============
Proforma net loss per share attributed to common
stockholders --basic and diluted (unaudited)...                       $      (1.14) $      (0.67)
                                                                      ============= ============


See accompanying notes.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Stock



                                                                                         Redeemable Stock
                                                         ----------------------------------------------------------------------
                                                          Series A Redeemable Convertible     Class B Redeemable Non-
                                                                   Preferred Stock               voting Common Stock
                                                         ---------------------------------- -------------------------------
                                                              Shares          Amount          Shares           Amount
                                                         ---------------------------------- -------------------------------
Balance at December 31, 1998                                           -                 -       842,205        $ 4,709,224
Distributions to stockholders                                                                          -                  -
Accreted dividends on Class B non-voting common stock                  -                 -                        5,666,555
Comprehensive income
     Net loss                                                          -                 -             -                  -
     Unrealized gain on securities, net of applicable
     income tax of $1,498,000                                          -                 -             -


Comprehensive income
                                                         ---------------------------------- -------------------------------
Balance at December 31,1999                                            -                 -       842,205         10,375,779
Distributions to stockholders                                          -                 -             -                  -
Distributions of securities, available for sale                        -                 -             -                  -
Issuance of Princeton Review Publishing, LLC Units                     -                 -             -                  -
Minority interest                                                      -                 -             -                  -
Acquisition of minority interest of franchisees                        -                 -     1,116,834             11,168
Effect of termination of S-Corp                                        -                 -             -                  -
Issuance of employee options                                           -                 -             -                  -
Issuance of Series A redeemable convertible preferred
 stock, net of issuance costs                                  3,748,548       $25,697,434             -                  -
Issuance of Class B redeemable non-voting common stock                 -                 -       778,190          6,775,427
Deferred compensation related to issuance of options                   -                 -             -                  -
Amortization of deferred compensation                                  -                 -             -                  -
Issuance of Class A common stock                                       -                 -             -                  -
Retirement of treasury stock                                           -                 -             -                  -
Comprehensive income
     Net income prior to S-Corp. termination                           -                 -             -                  -
     Net loss subsequent to S-Corp. termination                        -                 -             -                  -
     Foreign currency gain/loss                                        -                 -             -                  -
     Unrealized gain on securities, net of applicable
     income tax of $1,408,002                                          -                 -             -                  -

Comprehensive loss
Accreted dividends on Series A redeemable preferred stock              -         3,504,155             -                  -
Accreted dividends on Class B non-voting common stock                  -                 -             -          3,409,185
Issuance of warrants convertible to Class A common stock               -                 -             -                  -
                                                         ---------------------------------- -------------------------------
Balance at December 31, 2000                                   3,748,548        29,201,589     2,737,229         20,571,559
Accretion of issuance costs related to Series A redeemable
 preferred stock                                                       -           159,970             -                  -
Accreted dividends on Series A redeemable preferred stock              -         2,308,620             -                  -
Conversion of Class A common  to common stock resulting
from initial public offering                                           -                 -             -                  -
Conversion of Series A redeemable preferred to common stock
 resulting from initial public offering                       (3,748,548)      (31,670,179)            -                  -
Accreted dividends on Class B non-voting common stock                  -                 -             -          1,955,929
Deferred compensation                                                  -                 -             -             59,225
Conversion of Class B common to common stock  resulting from
initial public offering                                                -                 -    (2,737,229)       (22,586,713)
Net proceeds from sale of common stock resulting from
initial public offering                                                -                 -              -                 -
Adjustment to warrants value resulting from Initial Public Offering    -                 -             -                  -
Warrants issued in connection with legal settlement                    -                 -             -                  -
Issuance of shares related to exercise of warrants                     -                 -             -                  -
Exercise of stock options                                              -                 -             -                  -
Shares issued in connection with acquisition                           -                 -             -                  -
Comprehensive income
     Net loss                                                          -                 -             -                  -
     Foreign currency gain/loss                                        -                 -             -                  -
     Unrealized gain on securities, net of applicable income
     tax expense of $418,300                                           -                 -             -                  -

Comprehensive loss
                                                         ---------------------------------- -------------------------------
Balance at December 31, 2001                                           -                 -             -                  -
                                                         ================================== ===============================



See accompanying notes.





                                                                              Stockholders' Equity (Deficit)
                                                         ----------------------------------------------------------------
                                                                                     Capital Stock
                                                         ----------------------------------------------------------------
                                                                    Class A
                                                                  Common Stock                      Common Stock
                                                         -------------------------------- ------------------------------
                                                            Shares           Amount          Shares         Amount
                                                         -------------------------------- ------------------------------
Balance at December 31, 1998                                 9,561,724          $ 95,617              -               -
Distributions to stockholders                                        -                 -              -               -
Accreted dividends on Class B non-voting common stock                -                 -              -               -
Comprehensive income                                                                                  -               -
     Net loss                                                        -                 -              -               -
     Unrealized gain on securities, net of applicable
     income tax of $1,498,000                                        -                 -              -               -


Comprehensive income                                                                                  -               -
                                                         -------------------------------- ------------------------------
Balance at December 31,1999                                   9,561,724           95,617              -               -
Distributions to stockholders                                         -                -              -               -
Distributions of securities, available for sale                       -                -              -               -
Issuance of Princeton Review Publishing, LLC Units                    -                -              -               -
Minority interest                                                     -                -              -               -
Acquisition of minority interest of franchisees                       -                -              -               -
Effect of termination of S-Corp                                       -                -              -               -
Issuance of employee options                                          -                -              -               -
Issuance of Series A redeemable convertible preferred
 stock, net of issuance costs                                         -                -              -               -
Issuance of Class B redeemable non-voting common stock                -                -              -               -
Deferred compensation related to issuance of options                  -                -              -               -
Amortization of deferred compensation                                 -                -              -               -
Issuance of Class A common stock                              3,000,262           30,003              -               -
Retirement of treasury stock                                          -                -              -               -
Comprehensive income
     Net income prior to S-Corp. termination                          -                -              -               -
     Net loss subsequent to S-Corp. termination                       -                -              -               -
     Foreign currency gain/loss                                       -                -              -               -
     Unrealized gain on securities, net of applicable
     income tax of $1,408,002                                         -                -              -               -

Comprehensive loss                                                    -                -              -               -
Accreted dividends on Series A redeemable preferred stock             -                -              -               -
Accreted dividends on Class B non-voting common stock                 -                -              -               -
Issuance of warrants convertible to Class A common stock              -                -              -               -
                                                         -------------------------------- ------------------------------
Balance at December 31, 2000                                 12,561,986          125,620              -               -
Accretion of issuance costs related to Series A redeemable
 preferred stock                                                      -                -              -               -
Accreted dividends on Series A redeemable preferred stock             -                -              -               -
Conversion of Class A common  to common stock resulting
from initial public offering                                (12,561,988)        (125,620)    12,561,986        $125,620
Conversion of Series A redeemable preferred to common stock
 resulting from initial public offering                               -                -      5,341,980          53,420
Accreted dividends on Class B non-voting common stock                 -                -              -               -
Deferred compensation                                                 -                -              -               -
Conversion of Class B common to common stock resulting from
initial public offering                                               -                -      2,737,229          27,372
Net proceeds from sale of common stock resulting from
initial public offering                                               -                -      5,400,000          54,000
Adjustment to warrants value resulting from Initial Public
Offering                                                              -                -              -               -
Warrants issued in connection with legal settlement                   -                -              -               -
Issuance of shares related to exercise of warrants                    -                -        249,774           2,498
Exercise of stock options                                             -                -          9,042              90
Shares issued in connection with acquisition                          -                -        875,000           8,750
Comprehensive income
     Net loss                                                         -                -              -               -
     Foreign currency gain/loss                                       -                -              -               -
     Unrealized gain on securities, net of applicable income
     tax expense of $418,300                                          -                -              -               -

Comprehensive loss
                                                         -------------------------------- ------------------------------
Balance at December 31, 2001                                          -                -     27,175,011        $271,750
                                                         ================================ ==============================



See accompanying notes.







                                                                              Stockholder's Equity (Deficit)
                                                         -------------------------------------------------------------------
                                                                                                Accumulated
                                                          Additional                               Other
                                                            Paid-in          Accumulated       Comprehensive      Deferred
                                                            Capital            Deficit         Income (loss)    Compensation
                                                         -------------------------------------------------------------------
Balance at December 31, 1998                                  $ 3,214,379       $ (4,750,544)                -               -
Distributions to stockholders                                           -           (539,804)                -               -
Accreted dividends on Class B non-voting common stock          (3,214,379)        (2,452,176)                -               -
Comprehensive income
     Net loss                                                           -         (2,043,978)                -               -
     Unrealized gain on securities, net of applicable
     income tax of $1,498,000                                            -                 -       $33,298,218               -


Comprehensive income
                                                         ---------------------------------------------------------------------
Balance at December 31,1999                                             -         (9,786,502)       33,298,218               -
Distributions to stockholders                                           -           (338,991)                -               -
Distributions of securities, available for sale                         -         (7,596,022)                -               -
Issuance of Princeton Review Publishing, LLC Units              1,100,932                  -                 -               -
Minority interest                                               3,162,428                  -                 -               -
Acquisition of minority interest of franchisees                 8,239,626                  -                 -               -
Effect of termination of S-Corp                               (14,128,502)        14,128,502                 -               -
Issuance of employee options                                      738,519                  -                 -               -
Issuance of Series A redeemable convertible preferred
 stock, net of issuance costs                                    (287,946)                 -                 -               -
Issuance of Class B redeemable non-voting common stock                  -                  -                 -               -
Deferred compensation related to issuance of options              114,971                  -                        $ (114,971)
Amortization of deferred compensation                                   -                  -                 -          14,371
Issuance of Class A common stock                                  (30,003)                 -                 -
Retirement of treasury stock                                                        (202,598)                -               -
Comprehensive income
     Net income prior to S-Corp. termination                            -          4,342,000                 -               -
     Net loss subsequent to S-Corp. termination                         -        (12,514,467)                -               -
     Foreign currency gain/loss                                         -                  -            10,803               -
     Unrealized gain on securities, net of applicable
     income tax of $1,408,002                                           -                  -       (31,196,216)              -

Comprehensive loss
Accreted dividends on Series A redeemable preferred stock               -         (3,504,155)                -               -
Accreted dividends on Class B non-voting common stock                   -         (3,409,185)                -               -
Issuance of warrants convertible to Class A common stock        2,997,500                  -                 -               -
                                                         ---------------------------------------------------------------------
Balance at December 31, 2000                                    1,907,525        (18,881,418)        2,112,805        (100,600)
Accretion of issuance costs related to Series A redeemable
 preferred stock                                                 (159,970)                 -                 -               -
Accreted dividends on Series A redeemable preferred stock               -         (2,308,620)                -               -
Conversion of Class A common to common stock resulting
from initial public offering                                            -                  -                 -               -
Conversion of Series A redeemable preferred to common stock
 resulting from initial public offering                        31,616,759                  -                 -               -
Accreted dividends on Class B non-voting common stock                   -         (1,955,929)                -               -
Deferred compensation                                              81,481                  -                 -         100,600
Conversion of Class B common to common stock resulting from
initial public offering                                        22,559,341                  -                 -               -
Net proceeds from sale of common stock resulting from
initial public offering                                        51,805,499                  -                 -               -
Adjustment to warrants value resulting from Initial Public
Offering                                                         (250,000)                 -                 -               -
Warrants issued in connection with legal settlement               300,000                  -                 -               -
Issuance of shares related to exercise of warrants                                         -                 -               -
Exercise of stock options                                          24,423                  -                 -               -
Shares issued in connection with acquisition                    5,206,250                  -                 -               -
Comprehensive income
     Net loss                                                           -        (10,333,805)                -               -
     Foreign currency gain/loss                                         -                  -          (208,252)              -
     Unrealized gain on securities, net of applicable income
     tax expense of $418,300                                            -                  -        (1,554,936)              -

Comprehensive loss
                                                            ----------------------------------   -----------------------------
Balance at December 31, 2001                                $ 113,091,308      $ (33,479,772)        $ 349,617               -
                                                            ==================================   =============================



See accompanying notes.





                                                                        Stockholders' Equity (Deficit)
                                                         ---------------------------------------------


                                                                                         Total
                                                           Treasury Stock            Stockholders'
                                                         --------------------------     Equity
                                                         Shares         Amount         (Deficit)
                                                         ---------------------------------------------
Balance at December 31, 1998                                73,268      $ (202,598)      $ (1,643,146)
Distributions to stockholders                                    -               -           (539,804)
Accreted dividends on Class B non-voting common stock            -               -         (5,666,555)
Comprehensive income
     Net loss                                                    -               -         (2,043,978)
     Unrealized gain on securities, net of applicable
     income tax of $1,498,000                                    -                         33,298,218
                                                                                   -------------------
Comprehensive income                                                                       31,254,240
                                                         ---------------------------------------------
Balance at December 31,1999                                 73,268        (202,598)        23,404,735
Distributions to stockholders                                    -               -           (338,991)
Distributions of securities, available for sale                  -               -         (7,596,022)
Issuance of Princeton Review Publishing, LLC Units               -               -          1,100,932
Minority interest                                                -               -          3,162,428
Acquisition of minority interest of franchisees                  -               -          8,239,626
Effect of termination of S-Corp                                  -               -                  -
Issuance of employee options                                     -               -            738,519
Issuance of Series A redeemable convertible preferred
 stock, net of issuance costs                                    -               -           (287,946)
Issuance of Class B redeemable non-voting common stock           -               -                  -
Deferred compensation related to issuance of options             -               -                  -
Amortization of deferred compensation                            -               -             14,371
Issuance of Class A common stock                                 -               -                  -
Retirement of treasury stock                               (73,268)        202,598                  -
Comprehensive income
     Net income prior to S-Corp. termination                     -               -          4,342,000
     Net loss subsequent to S-Corp. termination                  -               -        (12,514,467)
     Foreign currency gain/loss                                  -               -             10,803
     Unrealized gain on securities, net of applicable
     income tax of $1,408,002                                    -               -        (31,196,216)
                                                                                    ------------------
Comprehensive loss                                                                        (39,357,880)
Accreted dividends on Series A redeemable preferred stock        -               -         (3,504,155)
Accreted dividends on Class B non-voting common stock            -               -         (3,409,185)
Issuance of warrants convertible to Class A common stock         -               -          2,997,500
                                                         ---------------------------------------------
Balance at December 31, 2000                                     -               -        (14,836,068)
Accretion of issuance costs related to Series A redeemable
 preferred stock                                                 -               -           (159,970)
Accreted dividends on Series A redeemable preferred stock        -               -         (2,308,620)
Conversion of Class A common  to common stock resulting
from initial public offering                                     -               -                  -
Conversion of Series A redeemable preferred to common stock
 resulting from initial public offering                          -               -         31,670,179
Accreted dividends on Class B non-voting common stock            -               -         (1,955,929)
Deferred compensation                                            -               -            182,081
Conversion of Class B common to common stock resulting from
initial public offering                                          -               -         22,586,713
Net proceeds from sale of common stock resulting from
initial public offering                                          -                         51,859,499
Adjustment to warrants value resulting from Initial Public
Offering                                                         -               -           (250,000)
Warrants issued in connection with legal settlement              -               -            300,000
Issuance of shares related to exercise of warrants               -               -              2,498
Exercise of stock options                                        -               -             24,513
Shares issued in connection with acquisition                     -               -          5,215,000
Comprehensive income
     Net loss                                                    -               -        (10,333,805)
     Foreign currency gain/loss                                  -               -           (208,252)
     Unrealized gain on securities, net of applicable income
     tax expense of $418,300                                     -               -         (1,554,936)
                                                                                   -------------------
Comprehensive loss                                                                        (12,096,993)
                                                         ---------------------------------------------
Balance at December 31, 2001                                     -               -       $ 80,232,903
                                                         =============================================



See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                     Years Ended December 31,
                                                                 2001           2000          1999
                                                            -------------  ------------- ---------------
Cash flows from operating activities:
Net loss...............................................     $(10,333,805)  $ (8,172,467)  $(2,043,978)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation..........................................        1,233,462      1,342,592       900,939
 Amortization..........................................        5,245,845      1,489,345       660,448
 Noncash interest expense..............................          602,026             --            --
 Loss on extinguishment of debt........................        1,824,456             --            --
 Bad debt expense......................................          (81,592)       515,268       392,479
 Provision for uncollectable advertising fees..........               --        200,000       220,409
 Gain on sale/distribution of securities...............               --     (7,427,556)   (1,048,773)
 Compensation expense on PSU conversion................               --      6,614,329            --
 Deferred income taxes.................................       (6,915,188)   (10,116,884)     (122,000)
 Deferred rent.........................................          381,141        351,207       140,960
 Minority interests' share of income in subsidiaries...               --         50,129       585,080
 Amortization of deferred compensation.................          241,306         14,371            --
 Equity interest in operations of affiliates...........           33,715        880,884            --
 Net change in operating assets and liabilities:
   Accounts receivable.................................        2,634,236     (2,357,849)   (3,225,707)
   Accounts receivable-- related parties...............        1,138,754       (493,863)     (332,630)
   Other receivables...................................           99,836       (204,281)       45,557
   Other receivables-- related parties.................         (195,589)       (66,948)     (145,067)
   Other receivables-- student loans...................               --             --     2,247,838
   Inventories.........................................          214,244        196,705      (197,037)
   Prepaid expenses....................................          (45,522)      (180,363)     (123,972)
   Other assets........................................           47,828     (2,865,101)      108,898
   Accounts payable....................................        4,421,632        936,051       533,726
   Accrued expenses....................................       (3,677,230)     2,419,263       435,476
   Accrued expenses-- PSU's............................               --             --     1,961,950
   Accrued expenses-- related parties..................               --        (89,250)      223,750
   Deferred income.....................................       (2,474,704)     1,309,768       983,267
   Book advances.......................................       (1,126,545)      (147,248)    1,879,211
   Book advances-- related parties.....................         (208,750)      (353,751)       41,766
                                                             ------------  ------------   -----------
Net cash (used in) provided by operating activities....       (6,940,444)   (16,155,649)    4,122,590
                                                             ------------  ------------   -----------
Cash flows from investing activities:
 Purchase of furniture, fixtures, equipment and software
 development...........................................       (3,694,815)    (6,742,421)   (2,290,618)
 Notes receivable......................................       (1,840,389)            --            --
 Investments in affiliates.............................         (130,000)    (1,300,000)           --
 Purchase of franchises and other businesses...........      (16,696,549)      (320,000)           --
 Proceeds from sale of securities......................               --             --     1,049,965
 Stockholder loan......................................         (615,360)       (79,346)       82,443
 Investment in other assets............................       (1,035,788)    (5,002,065)     (233,411)
                                                             -----------   ------------   -----------
Net cash used in investing activities..................      (24,012,901)   (13,443,832)   (1,391,621)
                                                             -----------   ------------   -----------
Cash flows from financing activities:
 Borrowings under line of credit.......................       24,691,000      5,200,000       700,000
(Repayment) proceeds of line of credit, net............      (29,463,997)    (1,400,000)            -
 Repayment of term loan................................          (10,336)       (36,596)      (35,258)
 Repayment from student loan credit facilities.........               --             --    (2,247,838)
 (Repayment) proceeds  from  capital leases, net of
 repayments.............................................        (546,444)       163,040       531,036
 Distributions to stockholders..........................              --       (338,991)     (539,804)
 Proceeds from investment in Series A redeemable
   convertible preferred stock, net of offering costs...              --     25,409,489            --
    Proceeds from sale of common stock during initial public
 offering, net.........................................       53,319,706            --             --
 Initial public offering costs.........................               --     (1,460,207)           --
 Proceeds from sale of Class B redeemable non-voting                  --        180,047            --
 common stock..........................................
 Proceeds from exercise of options.....................           24,513            --             --
 Issuance of warrants..................................               --      2,997,500            --
 Issuance of Princeton Review Publishing, LLC units....               --      1,100,932            --
                                                             -----------   ------------   -----------
Net cash provided by (used in) financing activities....       48,014,442     31,815,214    (1,591,864)
                                                             -----------   ------------   -----------
Net increase in cash and cash equivalents..............       17,061,097      2,215,733     1,139,105
Cash and cash equivalents, beginning of period.........        4,873,814      2,658,081     1,518,976
                                                             -----------   ------------   -----------
Cash and cash equivalents, end of period...............      $21,934,911   $  4,873,814   $ 2,658,081
                                                             ===========   ============   ===========

Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest (includes $32,077 of interest paid related to
   discontinued operations in 1998)....................      $ 1,908,590   $    159,337   $    46,491
                                                             ===========   ============   ===========
 State and local income taxes..........................      $   136,419   $    176,970   $   123,908
                                                             ===========   ============   ===========


See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Nature of Business and Significant Accounting Policies

Business

    The Princeton Review, Inc. and its wholly owned subsidiaries, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Products, LLC, Princeton Review Operations, LLC and The Princeton Review of Canada Inc. (together, the "Company") are engaged in the business of providing courses that prepare students for college, graduate school and other admissions tests. The Company, through Princeton Review Operations, LLC, provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2001, the Company had 12 franchisees operating approximately 23 offices under the Princeton Review name in the United States and approximately 14 offices abroad operated by franchisees in 8 additional countries in Asia. The Company also sells support materials and equipment to its franchisees, authors content for various books and software products published by third parties, sells Web-based products to higher education institutions, operates Web sites providing education-related content and provides a number of services to K-12 schools and school districts to help them deal with state-mandated assessments.

    Effective March 31, 2000, the Company terminated its S corporation status in preparation for a restructuring (see Note 7).

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly owned subsidiaries. Prior to April 1, 2000, these subsidiaries were majority owned. On July 1, 2001 the Company began consolidating its national advertising fund (see Note 8). All significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

    As of December 31, 2001 and 2000, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have average maturities of 90 days or less at the date of purchase. Approximately 93% and 82% of the Company's cash and cash equivalents at December 31, 2001 and 2000, respectively, were on deposit at one financial institution.

Inventories

    Inventories consist of program support equipment, course materials and supplies. All inventories are valued at the lower of cost (first-in, first-out basis) or market.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Furniture, Fixtures and Equipment

    Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets principally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life.

Software and Website Development

    Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The rule specifies the different stages of software development and the related accounting guidance that accompanies each stage.

    Effective July 1, 2000, the Company adopted Emerging Issues Task Force ("EITF") 00-2, Accounting for Website Development Costs. The adoption of this EITF has not had a material effect on the Company's financial condition or results of operations.

    For the years ended December 31, 2001, 2000 and 1999, the Company expensed approximately $1,267,000, $1,900,000 and $650,000 respectively, of product development costs that were incurred in the preliminary project stage under SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force ("EITF") 00-2, Accounting for Website Development Costs, respectively. For the years ended December 31, 2001 and 2000, the Company capitalized approximately $4,086,000 and $3,195,000, respectively, in product and website development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2001, 2000 and 1999 the Company recorded related amortization expense of approximately $2,350,000, $1,100,000 and $477,000, respectively. As of December 31, 2001 and 2000, the net book value of these capitalized product and website development costs were $5,071,000, and $3,299,000, respectively. These capitalized costs are amortized using the straight-line method over the estimated useful life of the assets ranging from 12 to 24 months.

Franchise Costs

    The cost of franchise rights purchased by the Company from third parties is amortized using the straight-line method over the remaining useful life of the franchise agreement.

Territorial Marketing Rights

    Territorial marketing rights represent rights contributed by our independent franchisees to Princeton Review Publishing, LLC in 1995 in exchange for membership units of Princeton Review Publishing LLC to allow the marketing of the Company's products on a contractually agreed-upon basis within the franchisee territories. Without these rights, the Company would be prohibited from selling its products in these territories due to the exclusivity granted to the franchisees within their territories. These rights are being amortized on a straight-line basis over 20 years.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Publishing Rights

    Publishing rights consist of amounts paid in 1995 to certain co-authors to buy out their rights to future royalties on certain books. Such amounts are being amortized on a straight-line basis over 25 years.

Capitalized Course Costs

    Capitalized course costs, which include courses and questions developed for Homeroom.com, consist of amounts paid to consultants or employees specifically hired for the development or substantial revision of courses and their related materials. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization periods range from one to seven years.

Goodwill

    Goodwill represents the excess purchase price over the fair value of net assets acquired and through December 31, 2001 was being amortized utilizing the straight-line method over a 15-year or 40-year period, except with respect to our acquisition of Embark.com, Inc, which was completed in October 2001 (See
Note 12) and with respect to which no goodwill was amortized in 2001 in accordance with FAS 142. Subsequent to December 31, 2001 goodwill will no longer be amortized in accordance with FAS 142 but will be reviewed periodically for any impairment loss (see Recently Issued Accounting Standards).

Long-lived Assets

    The Company evaluates the carrying value of its long-lived assets, including goodwill, when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. No such losses have been identified by the Company.

Investments in Affiliates

    The Company values its investments in affiliate companies in which it has a less than 50% ownership interest and can exercise significant influence using the equity method of accounting. Ownership interests in such investments are approximately 20%. Investments in affiliate companies in which the Company has a less than 20% ownership interest and does not have the ability to exercise significant influence are accounted for using the cost method of accounting.

Deferred Income

    Deferred income represents tuition and customer deposits (which are refundable prior to the commencement of the program), college marketing fees and subscription services. Tuition is

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES applied to income ratably over the periods in which it is earned, generally the term of the program. College marketing fees, subscription and setup fees are applied to income ratably over the life of the agreements, which range from 12 to 24 months.

Minority Interests

    In accounting for minority interests prior to April 1, 2000, the Company had recognized 100% of the losses in those subsidiaries where minority interests had been exhausted. In certain subsidiaries which were profitable, the minority interests' share of such profits had been credited to the minority interests.

    On April 1, 2000, as part of a corporate restructuring, all of the minority stockholders contributed their interests in the subsidiaries to the newly formed holding company for common stock. The minority interest liability on March 31, 2000 was reversed against additional paid-in capital (see Note 7).

Revenue Recognition

The Company recognizes revenue from the sale of products and services as follows:

     Course and Tutoring Income

     Tuition and tutoring fees are paid to the Company and recognized over the life of the course.

     Book, Software and Publication Income and Expenses

     The Company recognizes revenue from both performance-based fees such as marketing fees and royalties and delivery-based fees such as advances and copy editing fees. Performance-based fees, which represent royalties on books and software sold, are recognized when sales reports are received from the publishers. Delivery-based fees are recognized upon the completion and acceptance of the product by the publishers. Until such time, all costs and revenues related to such delivery-based fees are deferred. Book advances are recorded as liabilities and deferred book expenses are included in other current assets.

     Royalty Service Fees

     As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8% of the franchise's gross receipts collected during the preceding month. In addition, these fees include a per student fee charged to our franchisees for use by their students of the Company's supplemental online course tools. The Company's franchisees' contributions to the advertising fund are also recognized by the Company as royalty revenue (See Note 8). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

     Course Materials and Other Products

     The Company recognizes revenue from the sale of course materials and other products to the independently owned franchises upon shipment.

     Initial Franchise Fees

     Revenue from the initial sales of franchises is recognized when substantially all significant services to be provided by the Company, pursuant to the franchise agreement, have been performed and the franchise has commenced operations. These services consist of approximately two weeks of training the franchisees' teachers to use the Princeton Review method and the franchisees' staff on how to operate an office. The initial franchise fee gives the franchisee a license to conduct, operate and market a test preparation business utilizing the Princeton Review method in a specific territory for an initial period of typically 10 years, with a right to renew for an additional 10 years.

     College Marketing and Subscription Fees

     The Company recognizes revenue from subscription fees for Web-based services over the life of the contract which is typically one year in duration.

     Transaction Processing Fees

     The Company recognizes revenue from transaction processing fees, such as Web-based application fees, as the transactions are completed.

     Other Income

     Other income consists of miscellaneous fees for other services provided to third parties primarily for authoring questions and advertising, which are recognized as the products or services are delivered. Also included in Other Income are college marketing fees which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

     The following table summarizes the Company's revenue and cost of revenue for the years ended December 31, 2001, 2000 and 1999:

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES


                                                    Course         Book                     Web Based
                                                   Materials     Software                  Subscription
                         Course and                   and          and          Initial        and
                          Tutoring     Royalty       Other      Publication    Franchise    Processing       Other
                           Income    Service Fees   Products      Income         Fees          Fees         Income      Total
                           ------    ------------   --------      ------         ----          ----         ------      -----

Year Ended December 31,
2001
Revenue
  Test Preparation
  Services               $47,876,177  $3,261,580  $1,976,510      --                -             -   $   821,434  $53,935,701
  Admissions Services              -           -           -  $2,719,519            -    $4,622,142     1,582,245    8,923,906
  K-12 Services                    -           -           -   5,204,959            -       479,673       570,282    6,254,914
                         -----------------------------------------------------------------------------------------------------
  Total                  $47,876,177  $3,261,580  $1,976,510  $7,924,478            -    $5,101,815   $ 2,973,961  $69,114,521
                         =====================================================================================================

Cost of Revenue
  Test Preparation
  Services               $13,666,588           -  $3,352,430           -            -                           -  $17,019,018
  Admissions Services              -           -           -  $1,017,106            -    $1,006,921   $   501,452    2,525,479
  K-12 Services                    -           -           -   1,514,379            -       497,744       186,032    2,198,155
                         -----------------------------------------------------------------------------------------------------
  Total                  $13,666,588           -  $3,352,430  $2,531,485            -    $1,504,665   $   687,484  $21,742,652
                         =====================================================================================================
Year Ended December 31,
2000
Revenue
   Test Preparation
   Services              $26,598,908  $4,165,746  $2,951,218           -     $  25,000             -   $  307,388  $34,048,260
   Admissions Services             -           -           -  $2,522,787             -   $   644,865    1,312,063    4,479,715
   K-12 Services                   -           -           -   5,335,334             -        15,521            -    5,350,855
                         -----------------------------------------------------------------------------------------------------
   Total                 $26,598,908  $4,165,746  $2,951,218  $7,858,121     $  25,000   $   660,386   $1,619,451  $43,878,830
                         =====================================================================================================

Cost of Revenue
  Test Preparation
  Services               $ 8,316,133           -  $3,215,984          -              -             -            -  $11,532,117
  Admissions Services              -           -           -  $  780,092             -             -   $  185,134      965,226
  K-12 Services                    -           -           -     814,908             -   $    91,093       60,446      966,447
                         -----------------------------------------------------------------------------------------------------
  Total                  $ 8,316,133           -  $3,215,984  $1,595,000             -   $    91,093   $  245,580  $13,463,790
                         =====================================================================================================
Year ended December 31,
1999
Revenue
  Test Preparation
  Services               $23,502,632  $3,567,803  $2,419,819          -      $ 300,063             -   $  336,023  $30,126,340
  Admissions Services              -           -           - $3,369,287              -             -    1,694,333    5,063,620
  K-12 Services                    -           -           -  5,112,669              -             -            -    5,112,669
                         -----------------------------------------------------------------------------------------------------
  Total                  $23,502,632  $3,567,803  $2,419,819 $8,481,956      $ 300,063             -   $2,030,356  $40,302,629
                         =====================================================================================================

Cost of Revenue
  Test Preparation
  Services               $ 7,383,333           -  $2,375,931          -               -            -            -  $ 9,759,264
  Admissions Services              -           -           - $  912,199               -            -   $  557,246    1,469,445
  K-12 Services                    -           -           -  1,742,389               -            -      199,180    1,941,569
                         -----------------------------------------------------------------------------------------------------
  Total                  $ 7,383,333           -  $2,375,931 $2,654,588               -            -   $  756,426  $13,170,278
                         =====================================================================================================


Foreign Currency Translation

     Balance sheet accounts of the Company's Canadian subsidiary are translated using year end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Foreign exchange gains and losses for all the years presented were not significant.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Advertising and Promotion

     The majority of costs associated with advertising and promotion are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, all advertising costs related to mailers and pamphlets had been expensed by December 31, 2001, 2000, and 1999, respectively. Total advertising and promotion expense was approximately $9,400,000, $7,600,000 and $2,400,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for sales allowances, uncollectible accounts receivable and amortization lives assigned to intangible assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

    For financial statement instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximated fair value because of their short maturity. The carrying value of the Company's debt approximated fair value as the interest rates for the debt approximated market rates of interest available to the Company for similar instruments. Securities, available for sale, are publicly traded and are stated at the last reported sales price on the day of the valuation.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions.

     Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company does not require collateral. One customer, whose revenues are reported in the Admissions Services division, accounted for approximately 18% and 12% of gross accounts receivable at December 31, 2001 and 2000, respectively. In addition, a second customer, whose revenues are reported in the K-12 Services division, accounted for approximately 30% and 50% of gross accounts receivable at December 31, 2001 and 2000, respectively. This second customer accounted for approximately 12% of the Company's revenue for the years ended December 31, 2000 and 1999.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Income Taxes

    The Company accounts for income taxes based upon the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, the liability method is used for accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities.

Income (Loss) Per Share

    Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The diluted net income (loss) per share amount prior to April 1, 2000 equals basic net income (loss) per share because the Company had no common stock equivalents. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive.

    All share and per share data have been adjusted to reflect the Company's corporate restructuring (see Note 7).

    Prior to 2000, there were no common stock equivalents excluded from the net income (loss) per share calculation. During 2000 and 2001, certain shares of Series A preferred stock, warrants and stock options were issued that would be dilutive but were excluded because to include them would have been antidilutive.

Investment in Marketable Equity Securities

     The Company has classified its investment in Student Advantage, Inc. common stock (see Note 3) as available for sale. Investments classified as available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. The fair value of investments is based on quoted market prices at the end of each accounting period. The cost of securities sold is based on the specific identification method.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, effective for all combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Acquisitions consummated after June 30, 2001 are required to be accounted for in accordance with SFAS 141. See Note 12 as it relates to the acquisition of Embark.com, Inc. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $1.5 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. However, the Company does not expect the adoption of the statement will have a significant impact on the financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Reclassification

     Certain balances have been reclassified to conform with the current year presentation.

2. Other Assets

    Other assets (current) consist of the following at:

                                                                         December 31,
                                                                    ----------------------
                                                                       2001         2000
                                                                       ----         ----

                            Deferred book costs.................    $  161,067   $ 176,489
                            Due from Advertising Fund...........            --     455,491

                            Deferred interest on warrants.......            --   1,001,520
                            Deferred IPO costs..................            --   1,460,207
                            Deferred financing costs............                   999,146
                                                                            --
                            Deferred cost of franchise                             104,690
                            acquisitions........................            --
                            Other...............................       504,319     350,748
                                                                    ----------   ---------
                                                                    $  665,386  $4,548,291
                                                                   ===========  ==========

    Other assets (noncurrent) consist of the following at:

                                                                           December 31,
                                                                        ------------------
                                                                         2001         2000
                                                                         ----         ----

                          Capitalized course costs, net of
                           accumulated amortization of $1,584,995
                           in 2001 and $1,394,809 in 2000........     $4,041,669   $3,199,260
                          Non-competition costs, net of accumulated
                            amortization  of  $376,999  in 2001 and
                            $191,443 in 2000.......................      812,411        9,977

                          Deferred interest on warrants...........          --      1,961,292

                          Security deposits.......................       498,767      396,580

                          Loans to officers.......................       615,360           --
                          Customer lists, net of accumulated
                          amortization of $67,500 in 2001.........     2,632,500           --
                          Trademark, net of accumulated
                          amortization of $68,202 in 2001
                          and $62,465 in 2000.....................       318,334       20,568
                                                                      ----------    ---------
                                                                      $8,919,041   $5,587,677
                                                                      ==========   ==========

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

3. Investment in Student Advantage, Inc.

    As of January 1, 1999 the Company owned 1,620,003 common shares of Student Advantage, Inc. In December 1999, the Company sold 50,000 shares of common stock for approximately $1,000,000, reducing its ownership interest in Student Advantage, Inc. to 1,570,003 shares of common stock. The transaction resulted in a gain of approximately $1,000,000 in 1999.

    Effective March 31, 2000, in connection with the Company's restructuring and sale of Series A preferred stock, the Company's board of directors approved the distribution of 742,876 shares of Student Advantage, Inc. stock to its stockholders and 32,168 shares to its employees. On March 31, 2000, the Company distributed the stock to the stockholders and realized a gain of approximately $7,428,000. On April 18, 2000, the Company distributed 32,168 shares to the employees and realized a gain of approximately $169,000. At December 31, 2001 and 2000, the Company held 794,959 shares of Student Advantage, Inc. common stock valued at approximately $1,002,000 ($1.26 per share) and $3,379,000 ($4.25 per share), respectively, and recorded as available for sale securities.

4. Furniture, Fixtures, Equipment and Software Development

    Furniture, fixtures, equipment and software development consist of the following at:

                                                                           December 31,
                                                                    ------------------------
                                                                        2001         2000
                                                                        ----         ----

                         Computer equipment......................   $ 4,242,354  $  2,996,848
                         Furniture, fixtures and equipment.......     1,351,330     1,320,302
                         Computer and phone equipment under
                         capital leases..........................     1,890,977     1,649,826
                         Automobiles.............................        21,774        42,277
                         Software - third party..................     1,878,767     1,358,229
                         Software - internally developed.........     7,158,465     3,554,028
                         Leasehold improvements..................     2,243,712     2,118,881
                                                                    -----------   -----------
                                                                     18,787,379    13,040,391
                         Less accumulated depreciation and
                          amortization, including $1,060,330 in
                          2001 and $666,208 in 2000 of accumulated
                          depreciation for assets under capital
                          leases.................................     8,626,388     5,229,157
                                                                    -----------   -----------
                                                                    $10,160,991   $ 7,811,234
                                                                    ===========   ===========


5. Investment in Affiliates

    The Company has an ownership interest of approximately 20% in Student Monitor, LLC, a privately-held company. At December 31, 2001 and 2000, the Company's investment in this company was approximately $86,000 and $110,000, respectively.

    In February 1999, the Company invested $5,000 for an ownership interest of approximately 48% in Tutor.com, Inc., a privately-held startup company. Effective December 31, 1999, as a result of

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES additional third party investments in Tutor.com, Inc., the Company's interest was reduced to approximately 30%. In May 2000, after further third party investments and an additional $1,000,000 investment by the Company, the Company's ownership interest was reduced to approximately 20%. At December 31, 2001 and 2000, the company's net investment in Tutor.com was approximately $0 and $10,000, respectively. The investment agreement includes various marketing arrangements including the license by the Company to use various trademarks to co-brand the Tutor.com service, the sharing of lists of prospective and current customers and promotion of each other's Web sites. These marketing arrangements are mutually provided free of charge.

    In 2001 and 2000 the Company invested $270,000 and $300,000, respectively, in Schoolnet, Inc. The Company currently owns approximately 3% of SchoolNet, a privately held education technology solutions company. The Company maintains a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of the Company's Homeroom.com product called "Homeroom Inside." The Company has also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of the Homeroom.com Web site.

6. Lines of Credit and Long-Term Debt

Lines of Credit

    On October 27, 2000, the Company entered into a Line of Credit Agreement with Excel Bank, N.A. for $4,500,000 and borrowed the full amount thereunder. The line of credit was due on the earlier of October 31, 2001 or 10 days after the Company's initial public offering and bore interest at a variable rate of prime plus 1% per year. As of December 31, 2000, $4,500,000 was outstanding under this line of credit. The Excel Bank line of credit was fully paid off in June 2001 with a portion of the Company's proceeds from its initial public offering.

    On December 14, 2000, the Company entered into a loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P., providing for a line of credit of up to $25,000,000 under which the Company could borrow up to $18,750,000 for the acquisition of its independent franchises and up to $6,250,000 for general corporate purposes. The Company incurred approximately $1,103,000 of transaction costs in connection with this loan agreement. Amounts borrowed under the credit facility initially bore interest at an annual interest rate of 13%. Until the termination of the facility, the applicable annual interest rate was to increase by 1% on each anniversary of the agreement. The loan was secured by substantially all of the Company's current and future business assets. In connection with this line of credit, the Company issued warrants for the purchase of Class A common stock to the lenders (see Note 7). As of December 31, 2000, there were no borrowings under this line of credit. During 2001 the Company borrowed $24,691,000, which was fully paid off including all accrued interest on June 22, 2001 with a portion of the Company's proceeds from its initial public offering and the facility was terminated as of that date. In connection with the retirement of this loan, the Company wrote off the remaining deferred financing costs and the unamortized cost of the warrants issued to the

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES lenders resulting in an extraordinary loss of approximately $1.8 million, net of applicable tax benefit of approximately $1.3 million.

    On March 2, 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. (see Note 12). The Company financed part of this acquisition with notes from the sellers totaling $3,625,000, which was outstanding as of December 31, 2001. This balance is comprised of two notes. The first promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. This promissory note is convertible into common stock at the price per share at which shares of the Company's common stock are sold in its initial public offering for a period of 60 days, beginning on the first anniversary date of the completion of the offering. During this period, the holder of the note may convert 100% or any percentage between 0% and 33% of the unpaid principal amount due under the note into common stock. The second promissory note of $500,000, bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance.

     On June 18, 2001, the Company acquired the assets comprising the business of T.S.T.S., Inc. (see Note 12). The Company financed part of this acquisition with a note from the sellers in the amount of $1,475,000, which was outstanding as of December 31, 2001. This note is payable as to principal in 10 equal quarterly installments beginning on January 1, 2004 and bears interest at the rate of 8.25% per year, payable quarterly.

     On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark.com, Inc. ("Embark") (see Note 12). As part of the assumed liabilities, the Company renegotiated and assumed $3.4 million in indebtedness that Embark owed to Comdisco, Inc. ("Comdisco"). Amounts outstanding under the loan agreement bear interest at an annual rate of 6.25%. The loan is secured by substantially all of the Company's current and future business assets, including membership interests in its subsidiaries, and is guaranteed by the Company's subsidiaries. The loan agreement contains covenants typical to a secured loan agreement, including covenants requiring the Company to maintain financial ratios relating to total indebtedness to net worth, and covenants that restrict, among other things, the Company's ability to incur additional debt, pay cash dividends, create liens, change its fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions. The Company is required to repay all amounts outstanding under its loan agreement with Comdisco by October 1, 2003. As of December 31, 2001, approximately $3.1 million of the loan remained outstanding

Capital Lease Obligations

    At December 31, 2001, the Company has leased approximately $1,900,000 of computer and phone equipment under capital leases, all of which are included in fixed assets (see Note 4).

    The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2001:

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES


                                  Year ending December 31,
                                    2002..........................................    $  511,215
                                    2003..........................................       185,160
                                    2004..........................................       144,025
                                    2005..........................................        20,567
                                    2006..........................................         6,052
                                                                                      ----------
                                  Total...........................................       867,019
                                  Less amounts representing interest (effective
                                  rate ranges from 6% to 22%).....................       134,364
                                                                                      ----------
                                  Present value of the minimum lease payments.....       732,655
                                  Less current portion of capital lease obligations      432,495
                                                                                      ----------
                                  Long-term portion of capital lease obligations..    $  300,160
                                                                                      ==========

Long-Term Debt

    Long-term debt consists of the following at:

                                                                  December 31,
                                                           ------------------------
                                                                2001        2000
                                                           ----------   -----------
                           Notes payable.................   $8,216,667       --
                           Capital lease obligations.....      732,655   $1,037,948
                           Auto loan.....................       12,726       16,753
                                                            ----------  -----------
                                                             8,962,048    1,054,701
                                  Less current portion..     2,132,495      494,385
                                                            ----------   ----------
                                                            $6,829,553   $  560,316
                                                            ==========   ==========

The annual maturities of notes payable as of December 31, 2001 are approximately as follows:

                                                                    Amount
                   As of December 31,                              Maturing
                   ------------------                              --------
                   2002.....................................     $ 1,700,000
                   2003.....................................       1,416,667
                   2004.....................................         590,000
                   2005.....................................       1,558,750
                   2006.....................................         920,000
                   Thereafter...............................       2,031,250
                                                                ------------
                                                                 $ 8,216,667
                                                                ============

7. Stockholders' Equity

Corporate Restructuring

    Until March 31, 2000, the Company was an S corporation with four majority owned limited liability company subsidiaries, Princeton Review Management, LLC, Princeton Review Products, LLC, Princeton Review Publishing, LLC and Princeton Review Operations, LLC (collectively, the "Subsidiaries"). The stockholders of the S corporation held Class A voting and Class B non-voting common stock. Effective March 31, 2000, a new holding company, TPR Holdings, Inc., a Delaware corporation, was formed.

    On April 1, 2000, the Class A common stock and Class B non-voting common stock of the S corporation were exchanged for a proportionate number of shares of either Class A common stock or Class B non-voting common stock of TPR Holdings, Inc. All of the members' interests held by minority interest holders in the Subsidiaries were exchanged for an agreed upon number of shares

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES of either Class A common stock or Class B non-voting common stock of TPR Holdings, Inc. In this transaction, the shareholders of the S corporation received 9,703,675 shares of Class A common stock and 700,259 shares of Class B non-voting common stock of TPR Holdings, Inc. The minority interest holders in the Subsidiaries received 2,858,311 shares of Class A common stock and 1,119,766 shares of Class B non-voting common stock of TPR Holdings, Inc. The acquisition of the minority interest, other than the one minority interest holder that held a 20% interest in each of our operating subsidiaries, was accounted for as a purchase business combination. The resulting goodwill of $8,250,794 is being amortized over a period of 40 years. The fair value of the Company's common stock, in the opinion of management, at the time of this restructuring was $7.39 per share. This per share value was used to calculate the amount of goodwill recorded. The minority interest holder of a 20% interest in each of our operating subsidiaries received an equivalent interest in TPR Holdings, Inc. This transaction was accounted for as an exchange of equivalent interests. Accordingly, no goodwill was recorded in connection therewith. Concurrently, the Company authorized an additional 2,538,000 shares of common stock to be used for grants of stock and/or options to employees.

    As a result of the foregoing transactions, the Company's status as an S corporation terminated as of March 31, 2000 (see Note 9). Shortly after the completion of the foregoing transactions, TPR Holdings, Inc. was renamed The Princeton Review, Inc. and the former S corporation was merged into The Princeton Review, Inc.

    Persons who participated in various aspects of these restructuring transactions include a number of the Company's executive officers and directors and Random House TPR, Inc.

Sales of Series A Preferred Stock

    On April 18, 2000, the Company sold 3,713,540 shares of Series A convertible preferred stock for $27,000,000. Prior to the conversion of their shares into common stock, the holders of the convertible preferred stock were entitled to, among other substantial rights: (1) voting rights equivalent to the voting rights they would hold as if their holdings were converted to common stock at the then applicable conversion rate, other than the right to elect directors;
(2) the right to designate one member of the Company's board of directors; (3) distribution and liquidation preferences; (4) the option to convert to common stock at any time on a .961-for-one basis, subject to anti-dilution adjustments;
(5) automatic conversion upon the effective date of a qualified initial public offering on a .961-for-one basis, subject to anti-dilution adjustments and the special provision described below; (6) anti-dilution protection; (7) covenants requiring authorization of enumerated transactions; and (8) a mandatory redemption provision whereby any holder of convertible preferred stock could give a redemption notice at any time after March 31, 2005 and cause the Company to redeem all or a portion of their shares within 90 days of receipt of the redemption notice, with the redemption price defined as the original purchase price multiplied by 1.9, which multiple was to be increased if the Company breached certain covenants contained in the Investor Rights Agreement among the Company and the purchasers of the convertible preferred stock. The total redemption value of Series A preferred stock after March 31, 2005 is $51,663,000.

    In addition to the rights described above, in the event that the initial public offering price of the

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES shares offered by the Company in its initial public offering was less than $12.99 per share, then, instead of converting on a .961-for-one basis upon the completion of the Company's initial public offering, the holders of Series A preferred stock would receive upon the completion of the offering, in exchange for their shares of Series A preferred stock:

     o first, to reflect their pre-offering ownership percentage, such number of shares of the Company's common stock that could be purchased at the per share initial public offering price for a dollar amount equal to (a) 15.66% multiplied by (b) the Company's total valuation immediately prior to its initial public offering, minus $27.0 million; and

     o second, $27.0 million in common stock at the initial public offering price.

    In the preceding formula, "the Company's total valuation immediately prior to its initial public offering" means (1) the total number of shares of the Company's common stock outstanding immediately following its initial public offering multiplied by the per share initial public offering price of the shares sold in its initial public offering, minus (2) the number of shares sold in its initial public offering multiplied by the per share initial public offering price of the shares sold in its initial public offering.

    The holders of convertible preferred stock and the Company are parties to an Investor Rights Agreement which provides them with certain rights, including but not limited to, demand and incidental registration rights.

    In May 2000, the Company sold an additional 35,008 shares of Series A preferred stock for approximately $254,000 to third parties.

    The Series A preferred stock is net of offering costs of approximately $1,919,000. These costs are being accreted to the value of the Series A preferred stock to the redemption date.

    Simultaneously with the Company's initial public offering in June 2001, all outstanding Series A Preferred stock was converted into 5,341,980 shares of common stock.

Stock Split

    On October 23, 2000, the Company's Board of Directors approved an ..846-for-one reverse stock split of its common stock effective November 16, 2000. All share and per share amounts have been adjusted to reflect the Company's restructuring and stock split.

Initial Public Offering  of the Company's Common Stock

     In June 2001, the Company completed its Initial Public Offering in which it sold 5,400,000 shares of common stock at $11.00 per share resulting in net proceeds of approximately $51.9 million. Concurrently, all outstanding shares of Class A common stock and Class B non voting common stock were converted on a one-for-one basis into newly issued common stock.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Issuance of Warrants

    On December 14, 2000, the Company entered into a loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P., providing for a line of credit of up to $25,000,000 (see note 6). As part of the loan transaction, the lenders received warrants initially exercisable for a total of 250,000 shares of common stock at an exercise price of $0.01 per share. The fair value of the 250,000 warrants issued at closing was valued at $2,997,500 using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, an exercise price of $0.01, a common stock price of $12.00 per share, an expected dividend yield of 0%, an expected stock price volatility factor of 0.5 and a risk free interest rate of 6.8%. This amount was recognized as interest expense over the life of the loan. Such amount was adjusted based upon the initial public offering price resulting in the decrease in the value of the warrants by approximately $250,000.

    Simultaneously with the Company's initial public offering in June 2001, these warrants were converted into 249,774 common shares and the unamortized balance was written off when the loan was paid off on June 22, 2001. This resulted in an extraordinary loss for the early retirement of debt, net of tax, in the amount of $1,824,456 (see Note 6).

8. Commitments and Contingencies

Advertising Fund

    All domestic franchisees are required to pay a monthly advertising fee to the Company, for contribution to an advertising fund, equal to 2% of their franchises' gross receipts, as defined, for the preceding month. In accordance with the terms of the franchise agreements, the Company is required to use all advertising fees it receives for the development, placement and distribution of regional and national consumer advertising, designed at its discretion to promote consumer demand for services and products available from the franchises.

    The Company is required to keep separate advertising fund accounting records and to maintain the advertising funds collected from the franchisees in a separate bank account. Prior to July 2001, the account balances of the advertising fund are not included in the accompanying consolidated financial statements. During 2001, with the acquisition of several franchises (see Note
12), the Company had majority control over the advertising fund and began to consolidate the advertising fund in the Company's financial statements. Accordingly, since July 2001, franchisee payments to the Company in respect of the advertising fund are recorded in the Company's revenue and the expenses of the advertising fund are recorded in the Company's Selling, General and Administrative Expenses.

Office and Classroom Leases

    The Company has entered into various operating leases for its office and classroom site locations. Minimum rental commitments under these leases, which are in excess of one year, as of

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

December 31, 2001, are approximately as follows:

                     Year ending December 31,
                       2002..................    $ 3,479,690
                       2003..................      3,226,243
                       2004..................      2,903,089
                       2005..................      2,723,302
                       2006..................      2,360,319
                     Thereafter..............      7,272,633
                                                 -----------
                                                 $21,965,276
                                                 ===========

    Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $6,514,000, $3,737,000 and $3,095,000, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

    The Company has been released from a portion of its rent obligation on certain premises which it is subleasing through 2004; however, in the event of default by the sublessee, it would remain liable for the balance of the rent obligation, which, at December 31, 2001 and 2000, aggregated approximately $277,000 and $432,000, respectively.

Legal Matters

    The Company is party to various litigation matters in the ordinary course of its business which, in the opinion of management, will not result in a material loss to the Company.

    In June 1996, an author filed a lawsuit against the Company. On May 10, 2000, the lawsuit was settled and the Company paid the author $900,000 cash and issued warrants providing for the purchase of such number of shares of the Company's common stock as is obtained by dividing $1,200,000 by the initial public offering price of the Company's common stock. These warrants are exercisable for an 18-month period, beginning with the date of the completion of an initial public offering by the Company, at an exercise price equal to the initial public offering price of the Company's stock. At December 31, 2000, the Company recorded a $300,000 expense for the fair value of the warrants. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: an expected life of 18 months, an exercise price of $12.00 per share, an expected dividend yield of 0%, an expected stock price volatility factor of 0.5 and a risk-free interest rate of 6.8%. In addition, as part of the settlement, the Company's royalty agreement with the author was amended. Under the amended royalty agreement, the publisher pays royalties directly to the author. Should royalties paid under the agreement be less than $200,000 per year through December 31, 2004, the Company is required to pay the difference. During 2000 the Company paid the author approximately $30,000 to achieve this minimum. None was paid in 2001.

Co-authorship Agreements

    In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company's future contractual commitments under the co-authorship agreements for manuscripts not yet

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES delivered as of December 31, 2001 and 2000 are $49,359 and $64,485, respectively. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for advances and royalties were $284,067, $225,748 and $405,352 for the years ended December 31, 2001, 2000 and 1999, respectively.

    The expense related to co-author payments is accrued monthly. This expense is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

Class B Non-voting Common Stock

    In accordance with a stockholders' agreement dated April 1, 2000, holders of the Company's Class B non-voting common stock holding in the aggregate 2,737,229 shares of Class B non-voting common stock at December 31, 2000, had the right to require the Company to purchase all or a portion of their stock at the earlier of April 18, 2005 or the redemption by the Series A preferred stockholders of at least one-half of their shares. The purchase price was calculated in accordance with the agreement. This purchase price per share was initially $7.39, to be adjusted periodically by unanimous consent of a valuation committee or, if a fair market price could not be agreed to by all committee members, then a price was to be determined by an independent appraiser. As of December 31, 2000, the redemption value of the Class B non-voting common stock was estimated to be approximately $32,847,000. The December 31, 2000 redemption value of the Class B non-voting common stock was calculated based upon a $12.00 per share value. The difference between the estimated value at December 31, 2000 and the amounts reflected on the balance sheet as of that date was accreted until the Company's initial public offering on June 19, 2001. As of that date all Class B non-voting common stock was converted on a one for one basis into the Company's common stock and the repurchase right of the Class B stockholders described above terminated automatically.

9. Income Taxes

     Prior to April 1, 2000, the Company was an S corporation under the provisions of the Internal Revenue Code ("IRC"), which provides that in lieu of corporate income taxes, each stockholder is taxed on their proportionate share of the taxable income. The Company's operating subsidiaries were organized as limited liability companies, therefore, income taxes were the responsibility of the members and not the limited liability companies. Certain state and local jurisdictions in which the Company operates do not recognize S corporation or limited liability company status. Therefore, for periods prior to April 1, 2000, provision for certain state and local income taxes was made, as applicable.

    Effective April 1, 2000, in connection with its restructuring, the Company converted to a C corporation and is now subject to federal, state and local income taxes. In connection with this conversion, the Company recorded a one time nonrecurring benefit of approximately $899,000. Such benefit relates to the deferred tax assets and liabilities associated with the difference between

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES the financial statements and tax basis of the assets and liabilities of the Company.

    The (provision) benefit for income taxes consists of the following:

                                    Years Ended December 31,
                             -----------------------------------
                                 2001         2000       1999
                             -----------  -----------  ---------
            Current.......   $  (127,925) $  (125,333) $ (71,068)
            Deferred......     6,746,722   10,116,881    122,000
                             -----------  -----------  ---------
                             $ 6,618,797  $ 9,991,548  $  50,932
                             ===========  ===========  =========

    Significant components of the Company's deferred tax assets and liabilities are as follows at:

                                                            December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
                                                     (rounded to nearest 1000)
        Deferred tax assets:
          Net operating loss carryforward........  $18,034,000      $10,754,000
          Advertising fund allowance.............       83,000           83,000
          Allowance for doubtful accounts........      370,000          310,000
          Stock appreciation rights..............      210,000          223,000
          Capitalized inventory costs............        9,000           22,000
          Deferred rent..........................      311,000          146,000
          Accumulated depreciation...............       13,000           13,000
          Accumulated amortization...............      283,000               --
          Other..................................      257,000          275,000
                                                   -----------      -----------
             Total deferred tax assets...........   19,570,000       11,826,000
                                                   -----------      -----------
        Deferred tax liabilities:
          Unrealized gains.......................     (418,000)      (1,408,000)
          Software development costs.............     (801,000)      (1,015,000)
          Accumulated amortization...............           --          (95,000)
        Stock appreciation rights................       (2,000)          (2,000)
                                                   -----------      -----------
             Total deferred tax liabilities......   (1,221,000)      (2,520,000)
                                                   -----------      -----------
             Net deferred tax asset..............  $18,349,000      $ 9,306,000
                                                   ===========      ===========

    The net deferred tax asset at December 31, 2001 and 2000 is classified in the Company's consolidated balance sheet as current deferred tax assets of approximately $593,000 and $0 respectively, noncurrent deferred tax assets of approximately $17,756,000 and $9,920,000 respectively, and current deferred tax liabilities of approximately $0 and $614,000, respectively. As of December 31, 2001, the Company has a net operating loss carryforward totaling approximately $39,884,000 which expires in the years 2020 and 2021, and other timing differences which will be available to offset regular taxable income during the carryforward period. The Company believes that the related deferred tax benefit amount will more likely than not be recognized during these periods and, accordingly, no valuation allowance was deemed necessary.

    A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2001 and 2000 and the U.S. federal statutory tax rate is as follows:

                                           Year Ended             Year Ended
                                        December 31, 2001     December 31, 2000
                                        -----------------     -----------------
Pre-tax net loss .....................  $5,141,344     34%    $6,175,765     34%
Effect of S corp. non-tax
  period (January 1--March 31, 2000)..          --     --      1,459,281      8%
Effect  of  minority  interest
  and other permanent differences ....    (155,256)    (1)%     (208,747)    (1)%
Effect of state taxes ................   1,116,829      7%     1,665,805      9%
Effect of conversion to C corporation           --     --        899,444      5%
Effect of minimum capital taxes ......     (84,430)    (1)%           --     --
Other ................................     600,310      4%            --     --
                                        ----------     --     ----------     --
                                        $6,618,797     43%    $9,991,548     55%
                                        ==========     ==     ==========     ==

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

10. Employee Benefits and Contracts

Fully Insured Partial Funding Medical Plan

    The Company currently provides a fully insured partial funding medical plan for its employees. The Company is liable for medical claims submitted (after the deductible and any co-payment by the employee) up to the amount of $20,000 per employee. Any claims in excess of this amount are covered by the insurance carrier. At December 31, 2001 and 2000, the Company had no significant unfunded claims. As of December 31, 2001 and 2000, and based on the number of covered employees at those times, the maximum annual liability for medical claims for 2001 and for 2000 would be $1,063,000 and $675,000, respectively.

Retirement Plan

    The Company has a defined contribution plan (the "Plan") under Section 401(k) of the IRC which provides that eligible employees may make contributions subject to IRC limitations. Employees become eligible to participate in the Plan after one year of continuous full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company's contributions to the Plan for the years ended December 31, 2001, 2000 and 1999 were $159,002, $98,286, and $71,982 respectively.

Stock Appreciation Rights Plan (number of units and per unit prices have been adjusted to reflect changes to the number of outstanding shares of the Company's common stock as a result of its corporate restructuring and reverse stock split described in Note 7).

    Until April 2000, the Company maintained a Stock Appreciation Rights Plan (the "SAR Plan"). There were no issuances of Stock Appreciation Rights units ("SARs") under the SAR Plan since 1996, as the SAR Plan was augmented with a Phantom Stock Plan in June 1997 (see the Phantom Stock Plan note below). As of December 31, 1999, there were 141,625 SARs vested. Vesting rights of awarded SARs were at the discretion of the Company's management at the time of the award. The vesting periods varied from immediate to three years based on the circumstances of each award. The Company determined the fair value assigned to the SARs to be $7.07 per unit as of December 31, 1999. The fair value, as determined by the valuation committee under the SAR Plan, is based upon various factors including transactions and potential transactions with third parties. The per unit values were derived by dividing the total value of the Company as determined by the valuation committee by 1,132,460 underlying units under the SAR Plan.

    The Company recorded compensation expense of $609,068 for the year ended December 31, 1999 based on the appreciation of the fair value and the change in the number of vested SARs. Such amounts were recorded quarterly.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Phantom Stock Plan (number of units and per unit prices have been adjusted to reflect changes to the number of outstanding shares of the Company's common stock as a result of its corporate restructuring and reverse stock split described in Note 7).

    Effective June 1997, the Company augmented its SAR Plan with a Phantom Stock Plan (the "PSU Plan"). Under this plan, Phantom Stock Units ("PSUs") could be purchased by eligible employees or awarded by management. Employee purchases of PSUs were made through bi-weekly payroll deductions based on annual elections made in December of the prior year. Awarded PSUs were at the discretion of management. As of December 31, 1999, a total of 1,674,758 PSUs had been issued under the PSU Plan, of which 312,682 were vested. Vesting rights of awarded PSUs were at the discretion of the Company's management at the time of the award. PSUs that were purchased by employees were fully vested when purchased. The Company determined the fair value assigned to the PSUs to be $7.39 per unit at December 31, 1999. The annual increase in fair value, as determined by the valuation committee under the PSU Plan, is based upon various factors including transactions and potential transactions with third parties. The per unit values for PSUs were derived by dividing the total value of the Company, as determined by the valuation committee, by 846,000 underlying units under the PSU Plan.

     The Company recorded compensation expense of $1,082,087 and $1,879,292 for the years ended December 31, 2000 and 1999, respectively, based on the actual issue prices of the vested PSUs, the annual appreciation of the fair value and the change in the number of vested PSUs. The vesting periods for awarded PSUs are based on the circumstances of each award. Some were awarded with vesting periods based on the passage of time and some were awarded with vesting based on performance. The above amounts were recorded quarterly. Performance awards were recorded quarterly once the Company determined that such awards would be achieved.

Termination of SAR and PSU Plans

    In April 2000, the Company's SAR and PSU Plans were terminated and replaced by a new stock incentive plan adopted by the Company. Under the Company's 2000 Stock Incentive Plan, 3,595,500 shares of Class B non-voting common stock are authorized for issuance. As a result of the conversion of the SAR and PSU Plans, holders of vested PSUs received stock in the Company and/or cash, while holders of SARs and unvested PSUs received stock options to purchase common stock under the new stock incentive plan. Participants in the PSU and SAR Plans also received, on April 18, 2000, a total of 32,168 shares of common stock of Student Advantage, Inc. with a total public market value of approximately $168,000 on the date of distribution.

    At the time of the Company's restructuring (see Note 7), the valuation committee of the PSU Plan determined the per share price of the Company's common stock to be $7.39 per share. This determination was based on a number of factors, including the $7.27 per share (adjusted to $8.59 per share for a subsequent .846-for-one reverse stock split of the Company's common stock) price paid by the Series A preferred shareholders that were then investing in the Company. Applying a discount of approximately 14% to the preferred share price, the per share value for common stock was estimated to be $7.39 per share. This per share value of $7.39 was used to value the PSUs and

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

SARs, the exercise price of newly issued options and the stock used to replace the vested PSUs.

    In connection with the termination of the PSU Plan in April 2000, the Company issued 890,767 shares of Class B non-voting common stock with a value of $6,580,519 to the holders of PSUs in exchange for all vested and unvested PSUs and paid related payroll withholding taxes, for a total compensation expense of approximately $11,962,000. The Company recorded this expense in April 2000, while simultaneously reversing the previously recorded liability for all then vested PSUs of approximately $3,498,000, which liability represents all accrued PSU expenses for all periods prior to April 1, 2000. This resulted in a net expense of $8,464,000 recorded in 2000. In addition, certain employees purchased a total of 26,437 additional shares of the Company's Class B common stock, at $7.39 per share, for a total of 917,204 shares issued during the conversion. In addition to the shares of Class B non-voting common stock, 1,182,507 stock options were awarded as a result of the termination of the PSU Plan. These options were unvested at the time of grant, have a $7.39 exercise price, which was the estimated fair value at the time of grant, and vest quarterly over periods ranging from three to four years.

    The outstanding SARs, which were all fully vested, were converted into 133,445 stock options on a one for one basis with exercise prices between $1.73 and $2.29, which equal the initial SAR value at the time of the award adjusted for the increased number of underlying shares of common stock of the Company. Since these exercise prices are below the estimated fair value of $7.39 per share at the time of grant, the compensation expense recorded in prior periods to record the expense up to the $7.39 per share fair value was not reversed at the time of the conversion from SARs to stock options.

    The following is a summary of the Company's SAR and PSU activity and related information for the years ended December 31, 2000 and 1999. The number of shares and per share prices have been adjusted to reflect the Company's April 1, 2000 restructuring and the reverse stock split (see Note 7).

                                                       SAR's
                                               ----------------------              PSU's
                                                           Avg. Value   ---------------------------
                                               Adjusted    at time of   Adjusted   Value at time of
                                                 # of         Grant       # of      grant/purchase
                                                 SAR's     (adjusted)     PSU's       (adjusted)
                                               --------    ----------   --------   ----------------
      Year ended December 31, 1999
      Outstanding at beginning of year.....     174,555                   145,275
        Granted............................          --                 1,513,460         $2.96
        Purchased..........................          --                    14,754          2.96
        Purchased..........................          --                    12,622          5.32
        Exercised..........................     (32,930)       $1.88       (7,512)         5.32
        Cancelled..........................          --                    (3,841)         5.32
                                                -------                ----------
      Outstanding at end of year...........     141,625                 1,674,758
      Year ended December 31, 2000
        Granted............................          --                    27,664          5.32
        Purchased..........................          --                    31,971          5.32
        Exercised..........................      (8,180)        1.88      (38,157)         7.39
        Cancelled..........................    (133,445)        1.88   (1,696,236)         7.39
                                                -------                ----------
      Outstanding at end of period.........          --                        --
                                                =======                ==========

Stock Incentive Plan

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

    On April 1, 2000, the Company adopted its 2000 Stock Incentive Plan (the "Stock Incentive Plan") providing for the authorization and issuance of up to 2,538,000 shares of common stock, as adjusted. In June 2000 and June 2001, an additional 211,500 and 846,000 shares, respectively, were authorized. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years.

    A summary of the activity of the Stock Incentive Plan is as follows:

                                                            Weighted-Average
                                               Options       Exercise Price
                                              ---------     ----------------
Outstanding at December 31, 1999 ........            --               --
Granted below market ....................       133,445           $ 1.87
Granted at market .......................     1,386,228             7.46
Forfeited ...............................       (58,377)            7.39
                                              ---------
Outstanding at December 31, 2000 ........     1,461,296             6.95
Granted below market ....................        91,500             9.04
Granted at market .......................       385,301             6.68
Forfeited ...............................       (71,791)            7.82
Exercised ...............................        (9,402)            2.65
                                              ----------
Outstanding at December 31, 2001 ........     1,856,904             6.98
                                              ==========

Excercisable at December 31, 2000 .......       402,295
Excercisable at December 31, 2001 .......       742,293

    Stock options outstanding at December 31, 2001 are summarized as follows:

                            Options Outstanding                                     Options Exercisable
     -------------------------------------------------------------------     ----------------------------------
                                     Weighted-Average
        Exercise         Options         Remaining      Weighted-Average        Options        Weighted-Average
         Price         Outstanding   Contractual life    Exercise Price       Exercisable       Exercise Price
     -------------     -----------   ----------------   ----------------     ----------------------------------
      $1.73 - 2.29        124,926           8.25            $ 1.86              124,926            $ 1.86
       4.28 - 6.30        263,225           9.77              5.38                   -                 -
       6.95 - 10.00     1,410,870           8.39              7.56              615,790              7.43
          11.00            57,883           9.10             11.00                1.577             11.00
                        ---------           ----             -----              -------             -----
                        1,856,904           8.60            $ 6.98              742,293            $ 6.50
                        =========                                               =======

    During 2000, the Company granted 133,445 stock options to employees at exercise prices ranging from $1.73-$2.29 per share. Compensation expense, in accordance with the provisions of APB 25, of approximately $739,000 was recorded by the Company for the year ended December 31, 2000. During 2001 the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded compensation expense of approximately $241,000 for the year ended December 31, 2001.

    Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that statement. Prior to the Company's initial public offering, the fair value for these options was estimated at the date of grant using the minimum-value method, which utilizes a near-zero volatility factor. After the Company's initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under these methods:

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                                   Minimum Fair Value         Black Scholes Option
              Assumptions                Method                 Pricing Model
              -----------                ------                 -------------
       Expected life (years)               5                          5
       Risk-free interest rate            5.5%                       5.5%
       Dividend yield                      0%                         0%
       Volatility factor                  n/a                        1.13

    These option-valuation methods require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated.


    For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense over the options' vesting period.

    The Company's pro forma information for the periods shown below is as follows:

                                            Year Ended         Year Ended
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------
       Pro forma net loss available        $(15,014,000)       $(15,549,000)
          for common stockholders
       Pro forma earnings per share:
          Basic and Diluted                   $(0.70)             $(1.10)

    The weighted average fair value of options granted during the years ended December 31, 2001 and 2000 was $5.73 and $1.80, respectively. As of December 31, 2001, there were 742,293 options exercisable with a weighted average remaining contractual life of 8.4 years.

11. Related Parties

Publisher

    Random House, Inc., a holder of, 2,858,311 shares of the Company's common stock at December 31, 2001, is also the publisher and distributor of certain of the Company's products. The contracts signed with Random House, Inc. typically contain an advance upon signing with the balance due upon delivery of the completed manuscript. During 2001, 2000 and 1999 the Company signed contracts with Random House, Inc. for six, zero, and fifty new books, respectively. The total advances received at the time of the contracts for these books was $115,000, $0, and $562,500 for the years ended December 31, 2001, 2000 and 1999, respectively.

    For the years ended December 31, 2001, 2000 and 1999, the Company earned $2,484,662, $2,217,012 and $2,717,416, respectively, of book and publication income from Random House,

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Inc. Total receivables at December 31, 2001 and 2000 include $1,559,719 and $1,599,852, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees. In addition, Random House, Inc. has paid advances of $112,500 and $331,250, respectively, to the Company for books that have not yet been completed as of December 31, 2001 and 2000, which are deferred as book advances. At December 31, 2001 and 2000, the Company had a liability to Random House, Inc. of $134,500 for advances previously received on uncompleted books that were cancelled in 1999.

Franchisees

    As of May 31, 1995, the Company sold approximately 18% of Princeton Review Publishing, LLC to certain franchisees (which was reduced to approximately 14% pursuant to subsequent transactions and eliminated entirely on April 1, 2000 (see Note 7)).

    For the years ended December 31, 2001, 2000 and 1999, the Company earned revenues from these franchises for management services through royalties of approximately $2,931,122, $3,368,430 and $2,460,111, respectively, and earned revenues of $2,346,501, $2,951,218 and $2,419,819, respectively, through the sale of course materials. Included in accounts receivable at December 31, 2001 and 2000 was $501,410 and $1,347,609, respectively, due from these franchises.

    In conjunction with the Company's restructuring (see Note 7), certain franchisees exercised their preemptive rights to buy more membership units in Princeton Review Publishing, LLC. These franchisees purchased an additional
280.25 units for $1,100,932.

Loans to Officers

    During 2001 the Company loaned $600,000 to officers. Such amount and accrued interest is included in other assets at December 31, 2001. These loans are payable in four consecutive, equal annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and are secured by the 156,413 shares of the Company's common stock owned by these officers.

12. Acquisitions

Princeton Review of Hawaii, Inc. and Princeton Review of Quebec, Inc.

    In 2000, the Company acquired the operations of Princeton Review of Hawaii and Princeton Review of Quebec. Each of these entities provided test preparation courses under the Princeton Review name through franchise agreements with the Company. The total purchase price for this acquisition was approximately $320,000 in cash. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $212,458.

Princeton Review of Boston and Princeton Review of New Jersey

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

    On March 2, 2001, the Company acquired the assets comprising the businesses of Princeton Review of Boston and Princeton Review of New Jersey for a total purchase price of approximately $13.8 million. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $ 12,918,000. Each of these entities provided test preparation courses under the Princeton Review name through one or more franchise agreements with the Company.

    Approximately $10,175,000 of the purchase price was paid in cash at the time of closing and was financed through borrowings under the Company's credit facilities. The remaining $3,625,000 of the purchase price was paid by delivery to the sellers of two subordinated promissory notes (see Note 6).

Princeton Review Peninsula

    On March 2, 2001, the Company acquired the assets of Princeton Review Peninsula, which provided test preparation courses in several counties in California under the Princeton Review name through a franchise agreement with us. The Company acquired the operations of Princeton Review Peninsula for a total cash purchase price of approximately $2.7 million, which it financed through borrowings under its credit facilities. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $2,599,000.

T.S.T.S.

    On June 18, 2001, the Company acquired the assets of T.S.T.S. for a total purchase price of approximately $6.3 million. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $6,201,000. T.S.T.S. provided test preparation courses in Texas, Arizona, Oklahoma, Louisiana and New Mexico under the Princeton Review name through four franchise agreements with the Company.

    Approximately $4.8 million of the purchase price was paid in cash at the time of closing and was financed through borrowings under the Company's credit facilities. The remaining approximately $1,475,000 of the purchase price was paid by delivery to the sellers of a subordinated promissory note (see Note 6).


The aforementioned acquisitions have been accounted for as purchases and have been included in the Company's operations from the date of the respective purchases.

Embark
         On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark, a developer of online products and services for the college admissions market. Pursuant to an Asset Purchase Agreement, dated as of October 1, 2001, the Company, through its subsidiary Princeton Review Publishing, L.L.C., acquired Embark's college admissions business, which consists primarily of Embark's customer contracts with academic institutions and its technological platform for submitting electronic applications and related services.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

     The purchase price paid at closing for the Embark assets consisted of 875,000 newly issued shares of the Company's common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness (see Note 6) and approximately $2.1 million in other assumed liabilities of Embark, consisting primarily of deferred revenue relating to customer contracts assumed by the Company, net of acquired receivables of approximately $1 million. The purchase price, including acquisition costs of approximately $1,130,000, and earnout for 2001 of approximately $476,000, exceeded the fair value of net assets acquired, resulting in goodwill of approximately $7.2 million. The acquisition was recorded in accordance with FASB 141 and accordingly no amortization expense for goodwill related to this acquisition was recorded for 2001. Embark may also receive additional cash payments and an additional 125,000 shares of the Company's common stock based on future revenue performance of the acquired business, as specified in the purchase agreement. Any additional purchase price based on future revenue performance will be recorded as additional goodwill upon the determination that the earnouts have been met. In connection with the transaction, the Company made a $1.8 million loan to Embark from working capital, which loan is secured by 300,000 of the shares of the Company's common stock that Embark received as consideration for the acquisition. All cash payments to Embark based on the earnout provisions described above are contractually required to be used to repay the outstanding loan to the Company until such time as the loan is repaid in full.

     The pro forma consolidated results of operations, assuming the consummation of the Princeton Review of Boston, Princeton Review of New Jersey, T.S.T.S. and Embark acquisitions as of January 1, 2000, are as follows (in thousands, except per share data):

                                                                Years
                                                                Ended
                                                             December 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
       Revenues......................................     $ 81,037   $ 67,734
       Net loss before extraordinary item............      (11,379)   (24,047)
       Net loss......................................      (13,204)   (24,047)
       Net loss attributed to common stockholders....      (14,468)   (30,968)
       Basic and diluted net loss per share..........     $   (.82)  $  (2.07)

     The pro forma effects of the Princeton Review of Hawaii, Princeton Review of Quebec and Princeton Review Peninsula are not presented above because their results are not significant.


13. Segment Reporting

     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1).

     The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The Admissions Services division earns revenue from developing content for books, software and other publications for third-party publishers, sells advertising and sponsorships and earns subscription, transaction and marketing fees from higher education institutions. The K-12 Services division earns fees from its content development work, an Internet-based subscription service for K-12 schools, professional training and development services and K-12 print-based products.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                                                                  Year Ended December 31, 2001

                                       Test Preparation    Admissions
                                           Services         Services        K-12 Services      Corporate        Total
                                           --------         --------        -------------      ---------        -----
Revenue                                   $53,935,701      $ 8,923,906       $ 6,254,914                -   $  69,114,521
Depreciation & Amortization                 2,850,975        1,481,272         1,172,390      $   974,670       6,479,307
Segment operating profit (loss)             2,371,309       (7,063,340)       (7,323,771)      (1,605,143)    (13,620,945)
Segment EBITDA                              5,222,284       (5,582,068)       (6,151,381)        (630,473)     (7,141,638)
Segment Assets                             27,502,844       25,925,648         6,458,576       51,945,881     111,832,949
Expenditures for long lived assets         24,650,150       13,845,731         2,185,050          783,820      41,464,751

                                                                  Year Ended December 31, 2000

                                       Test Preparation    Admissions
                                           Services         Services        K-12 Services      Corporate        Total
                                           --------         --------        -------------      ---------        -----
Revenue                                   $34,048,260      $ 4,479,715       $ 5,350,855                -   $  43,878,830
Depreciation & Amortization                   861,149          553,722           648,478      $   768,588       2,831,937
Segment operating profit (loss)            (2,902,034)      (8,839,774)       (6,261,751)      (7,215,578)    (25,219,137)
Segment EBITDA                             (2,040,885)      (8,286,052)       (5,613,273)      (6,446,990)    (22,387,200)
Segment Assets                              6,200,005       12,964,130         5,022,042       34,388,896      58,575,073
Expenditures for long lived assets          2,590,572        4,025,447         1,739,392        9,056,354      17,411,765

                                                                  Year Ended December 31, 1999

                                       Test Preparation    Admissions
                                           Services         Services        K-12 Services      Corporate        Total
                                           --------         --------        -------------      ---------        -----
Revenue                                   $30,126,340      $ 5,063,620       $ 5,112,669                -   $  40,302,629
Depreciation & Amortization                   644,775          253,536           104,750      $   558,326       1,561,387
Segment operating profit (loss)             3,294,990       (2,475,927)       (1,388,079)      (1,991,924)     (2,560,940)
Segment EBITDA                              3,939,765       (2,222,391)       (1,283,329)      (1,433,598)       (999,553)
Segment Assets                              4,476,311        6,329,795         3,808,307       39,083,144      53,697,557
Expenditures for long lived assets            294,367        1,283,917           239,685        1,198,655       3,016,624

Reconciliation to net income                           Years ended December 31,
                                              2001              2000             1999
                                              ----              ----             ----
Total profit for reportable segments     $(13,620,945)    $(25,219,137)      $(2,560,940)
Unallocated amounts:
   Gain on distribution/sale of
   securities and other assets                      -        7,597,226         1,048,773
   Interest expense                        (2,043,586)        (236,729)          (87,931)
   Interest income                            570,100          625,638            90,268
   Minority interests' share of income
   in subsidiaries                                  -          (50,129)         (585,080)
   Equity interest in operations of
   affiliates                                 (33,715)        (880,884)                -
   Benefit for income taxes                 6,618,797        9,991,548            50,932
   Extraordinary item                      (1,824,456)               -                 -
                                       -------------------------------------------------
Net loss                                 $(10,333,805)    $ (8,172,467)      $(2,043,978)
                                       =================================================

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

14. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two year period ended December 31, 2001. This information has been derived from the Company's historical consolidated financial statements and should be read in conjunction with the Company's historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

                                                                          Quarter Ended
                                           ---------------------------------------------------------------------------------
                                           Mar. 31,  June 30,  Sept. 30,  Dec. 31,   Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                                            2000       2000      2000       2000      2001       2001      2001       2001
                                           --------  --------  ---------  --------   --------  --------  ---------  --------
                                                                  (in thousands, except per share data)
Revenue
 Test Preparation Services ..............  $ 7,857   $  8,537   $10,889    $ 6,765   $10,245    $12,379   $19,725    $11,587
 Admissions Services ....................      795      1,155     1,806        724     1,679      1,589     1,774      3,882
 K-12 Services ..........................      686      1,204     1,225      2,236     1,195      1,476     1,635      1,949
                                           -------   --------   -------    -------   -------    -------   -------    -------
   Total revenue ........................    9,338     10,896    13,920      9,725    13,119     15,444    23,134     17,418
                                           -------   --------   -------    -------   -------    -------   -------    -------
Cost of revenue
 Test Preparation Services ..............    2,584      3,072     3,266      2,610     3,577      4,002     5,404      4,036
 Admissions Services ....................       81        318       400        166       331        635       363      1,197
 K-12 Services ..........................      195        120       306        346       322        649       581        646
                                           -------   --------   -------    -------   -------    -------   -------    -------
   Total cost of revenue ................    2,860      3,510     3,972      3,122     4,230      5,286     6,348      5,879
                                           -------   --------   -------    -------   -------    -------   -------    -------
   Gross profit .........................    6,478      7,386     9,948      6,603     8,889     10,158    16,786     11,539
Operating expenses
 Selling, general and administrative ....    9,328     20,528    10,674     14,711    12,775     13,509    18,190     16,056
 Research and development ...............      129         12       204         48       117        151        70        125
                                           -------   --------   -------    -------   -------    -------   -------    -------
   Total operating expenses .............    9,457     20,540    10,878     14,759    12,892     13,660    18,260     16,181
                                           -------   --------   -------    -------   -------    -------   -------    -------
Operating loss from operations ..........   (2,979)   (13,154)     (930)    (8,156)   (4,003)    (3,502)   (1,474)    (4,642)
                                           -------   --------   -------    -------   -------    -------   -------    -------

Net income (loss) before
extraordinary item ......................    4,378     (6,686)     (720)    (5,144)   (2,886)    (2,582)     (892)    (2,149)
                                           -------   --------   -------    -------   -------    -------   -------    -------

Net income (loss) .......................  $ 4,378   $ (6,686)  $  (720)   $(5,144)  $(2,886)   $(4,406)  $  (892)   $(2,149)
                                           =======   ========   =======    =======   =======    =======   =======    =======

Net income (loss) attributed to
common stockholders .....................  $ 4,378   $ (8,853)  $(3,091)   $(7,517)  $(5,260)   $(6,297)  $  (892)   $(2,149)
                                           =======   ========   =======    =======   =======    =======   =======    =======

Net income (loss) per share before
extraordinary item attributed to
common stockholders--basic and diluted ..  $  0.42   $  (0.58)  $ (0.20)   $ (0.49)  $ (0.34)   $ (0.27)  $ (0.03)   $ (0.08)
                                           =======   ========   =======    =======   =======    =======   =======    =======

Net income (loss) per share attributed
to common stockholders--basic and diluted  $  0.42   $  (0.58)  $ (0.20)   $ (0.49)  $ (0.34)   $ (0.38)  $ (0.03)   $ (0.08)
                                           =======   ========   =======    =======   =======    =======   =======    =======

Weighted average basic and diluted
shares used in computing income
(loss) per share ........................   10,404     15,299    15,299     15,299    15,299     16,767    26,293     27,171
                                           =======   ========   =======    =======   =======    =======   =======    =======

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts
              for the years ended December 31, 2001, 2000 and 1999

                                                          Balance at          Additions         Deductions        Balance at
                                                           Beginning         Charged to            From             End of
                                                           of Period           Expense           Allowance          Period
Allowance for Doubtful Accounts

Year Ended December 31, 2001                             $  765,345             $(81,592)       $ 206,506           $890,259

Year Ended December 31, 2000                             $  720,183             $ 515,268       $(470,106)          $765,345

Year Ended December 31, 1999                             $  670,451             $ 392,479       $(342,747)          $720,183

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 with respect to identification of directors is incorporated by reference from our definitive proxy statement for our 2002 annual meeting of stockholders, scheduled to be held on June 11, 2002. For information with respect to our executive officers, see "Executive Officers" at the end of Part 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2002 annual meeting of stockholders, scheduled to be held on June 11, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2002 annual meeting of stockholders, scheduled to be held on June 11, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2002 annual meeting of stockholders, scheduled to be held on June 11, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements -- See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 56 of this Annual Report on Form 10-K:

2. Financial Statement Schedules -- See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 56 of this Annual Report on Form 10-K:

3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:


Exhibit Number     Description
--------------     -----------
2.1                Conversion and Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., the Non-Voting Members of
                   Princeton Review Publishing L.L.C., John S. Katzman and TPR Holdings,
                   Inc. (1)

2.2                RH Contribution Agreement, dated as of March 31, 2000, by and among
                   Random House TPR, Inc., Random House, Inc., The Princeton Review, Inc.,
                   John S. Katzman, and TPR Holdings, Inc. (1)

2.3                TPR Contribution Agreement, dated as of March 31, 2000, by and among The
                   Princeton Review, Inc., each of the persons listed on Schedule I attached to the agreement and TPR Holdings, Inc. (1)

2.4                Option Agreement, dated as of May 30, 2000, by and among Princeton
                   Review Operations, L.L.C., Princeton Review of Boston, Inc. and
                   Princeton Review of New Jersey, Inc. (1)

2.5                Option Agreement Amendment, dated as of December 14, 2000, by and between Princeton Review Operations, L.L.C., Princeton Review of Boston,
                   Inc. and Princeton Review of New Jersey, Inc. (1)

2.6                Option Agreement, dated as of October 18, 2000, by and among Princeton
                   Review Operations, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D.
                   Campbell. (1)

2.7                Option Agreement, dated as of December 15, 2000, by and between
                   Princeton Review Operations, L.L.C. and The Princeton Review Peninsula,
                   Inc. (1)

2.8                Asset Purchase Agreement, dated as of January 18, 2001, by and among
                   Princeton Review Boston, Inc., Princeton Review New Jersey, Inc., Robert
                   L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C., and
                   Princeton Review Management, L.L.C. (1)

2.9                Closing Agreement, dated as of March 2, 2001, by and among Princeton
                   Review of Boston, Inc., Princeton Review of New Jersey, Inc., Robert L.
                   Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C. and


                   Princeton Review Management, L.L.C. (incorporated herein by reference to
                   Exhibit 2.8.1 to our Registration Statement on Form S-1 (File No.
                   333-43874) which was declared effective on June 18, 2001 (the "Form
                   S-1")).

2.10               Promissory Note, dated as of March 2, 2001, made by Princeton Review
                   Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $3,125,000 (incorporated herein by reference to
                   Exhibit 2.9 to our Form S-1).

2.11               Promissory Note, dated as of March 2, 2001, made by Princeton Review
                   Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $500,000 (incorporated herein by reference to
                   Exhibit 2.10 to our Form S-1).

2.12               Asset Purchase Agreement, dated as of March 6, 2001, by and among The
                   Princeton Review Peninsula, Inc., the Hirsch Living Trust, Pamela N.
                   Hirsch, Myles E. Hirsch, Frederick Sliter, Princeton Review Operations,
                   L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.11 to our Form S-1).

2.13               Asset Purchase Agreement, dated June 18, 2001, among Princeton Review
                   Operations, L.L.C., Princeton Review Management, L.L.C., T.S.T.S., Inc.,
                   Robert O. Case and Kevin D. Campbell (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No.
                   000-32469), filed with the Securities and Exchange Commission on August
                   8, 2001 (the "Second Quarter Form 10-Q")).

2.14               Subordinated Promissory Note, dated June 18, 2001, made by Princeton
                   Review Operations, L.L.C. in favor of T.S.T.S., Inc., in the principal amount of $1,475,000 (incorporated herein by reference to Exhibit 10.2 to our Second Quarter Form 10-Q).

2.15               Asset Purchase Agreement, dated as of October 1, 2001, by and among The
                   Princeton Review, Inc., Princeton Review Publishing, L.L.C. and
                   Embark.com, Inc. (incorporated herein by reference to Exhibit 2.1 to our
                   Current Report on Form 8-K (File No. 000-32469), filed with the
                   Securities and Exchange Commission on October 9, 2001 (the "Form 8-K")).

3.1                Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Form S-1).

3.2                Amended and Restated By-laws (incorporated herein by reference to
                   Exhibit 3.3.1 to our Form S-1).

4.1                Form of Specimen Common Stock Certificate (1).

10.1               Stockholders Agreement, dated as of April 1, 2000, by and among The
                   Princeton Review, Inc., and its stockholders (1).

10.2               Stock Purchase Agreement, dated April 18, 2000, by and among The
                   Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund
                   III, L.P. and Olympus Executive Fund, L.P. (1).

10.3               Joinder Agreement, dated April 18, 2000, to the Stockholders Agreement dated April 1, 2000, among stockholders of The Princeton Review, Inc.
                   (1).

10.4               Investor Rights Agreement, dated April 18, 2000, by and among The
                   Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund
                   III, L.P. and Olympus Executive Fund, L.P. (1).

10.5               The Princeton Review, Inc. 2000 Stock Incentive Plan, March 2000 (1).


10.6               Amendment to The Princeton Review, Inc. 2000 Stock Incentive Plan
                   (incorporated herein by reference to Exhibit 10.5.1 to our Form S-1).

10.7               Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.8               Amendment to Letter Agreement, dated September 26, 2000, by and between
                   Princeton Review Operations, L.L.C. and The Chase Manhattan Bank
                   (incorporated herein by reference to Exhibit 10.7.1 to our Form S-1).

10.9               Master Service Agreement, dated June 16, 1999, by and between Frontier
                   Global Center and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.8 to our Form S-1).

10.10              Addendum to Master Service Agreement, dated June 18, 1999 (incorporated herein by reference to Exhibit 10.9 to our Form S-1).

10.11              Software Purchase Agreement, dated as of June 23, 1998, by and between
                   Learning Company Properties and Princeton Review Publishing, L.L.C.
                   (incorporated herein by reference to Exhibit 10.10 to our Form S-1).

10.12*             The Princeton Review Executive Compensation Policy Statement, as
                   amended.

10.13              Office Lease, dated as of April 23, 1992, as amended, by and between The
                   Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.14              Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.15              Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.16              Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.17              Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.18              Employment Agreement, dated as of August 7, 2000, by and between The
                   Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.17 to our Form S-1).

10.19              Employment Agreement, dated as of April 27, 2000, by and between The
                   Princeton Review, Inc. and Mark Chernis (incorporated herein by reference to Exhibit 10.18 to our Form S-1).

10.20              Amendment to Employment Agreement, dated as of March 12, 2001, by and between The Princeton Review, Inc. and Mark Chernis (incorporated herein by reference to Exhibit 10.18.1 to our Form S-1).

10.21              Employment Agreement, dated as of April 1, 2000, by and between The
                   Princeton Review, Inc. and Stephen Melvin (incorporated herein by reference to Exhibit 10.19 to our Form S-1).

10.22              Employment Agreement, dated as of April 10, 2000, by and between The
                   Princeton Review, Inc. and Stephen Quattrociocchi (incorporated herein by reference to Exhibit 10.20 to our Form S-1).

10.23              Employment Agreement, dated as of April 10, 2000, by and between The
                   Princeton Review, Inc. and Bruce Task (incorporated herein by reference to Exhibit 10.23 to our Form S-1).

10.24              Amendment to Employment Agreement, dated as of March 12, 2001, by and between The Princeton Review, Inc. and Bruce Task (incorporated herein by reference to Exhibit 10.23.1 to our Form S-1).

10.25              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Mark Chernis (incorporated herein by reference to Exhibit
                   10.26 to our Form S-1).

10.26              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Steven Hodas (incorporated herein by reference to Exhibit
                   10.27 to our Form S-1).

10.27              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Richard Katzman (incorporated herein by reference to Exhibit
                   10.28 to our Form S-1).

10.28              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Stephen Melvin (incorporated herein by reference to Exhibit
                   10.29 to our Form S-1).

10.29              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Linda Nessim-Rubin (incorporated herein by reference to
                   Exhibit 10.30 to our Form S-1).

10.30              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Stephen Quattrociocchi (incorporated herein by reference to
                   Exhibit 10.31 to our Form S-1).

10.31              Conversion Agreement, dated April 18, 2000, by and between The Princeton
                   Review, Inc. and Bruce Task (incorporated herein by reference to Exhibit
                   10.34 to our Form S-1).

10.32              Office Lease by and between The Rector, Church-Wardens and Vestrymen of
                   Trinity Church in the City of New York, as Landlord, and Princeton
                   Review Publishing, L.L.C., as Tenant (incorporated herein by reference to Exhibit 10.35 to our Form S-1).

10.33+             Agreement, dated September 1, 1998, by and between The Educational and
                   Professional Publishing Group, a unit of the McGraw-Hill Companies,
                   Inc., and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.36 to our Form S-1).

10.34              Franchise Agreement, dated as of July 1, 1986, by and between The
                   Princeton Review Management Corp. and Lloyd Eric Cotsen (Lecomp Company,
                   Inc.) (incorporated herein by reference to Exhibit 10.39 to our Form
                   S-1).

10.35              Franchise Agreement, dated as of September 13, 1986, by and between The
                   Princeton Review Management Corp. and Robert Case, Richard McDugald and
                   Kevin Campbell (Test Services, Inc.) (incorporated herein by reference to Exhibit 10.40 to our Form S-1).

10.36              Addendum to the Franchise Agreement, dated as of May 31, 1995, by and between The Princeton Review Management Corp. and the persons and entities listed on the Franchisee Joinders (incorporated herein by reference to Exhibit 10.41 to our Form S-1).

10.37              Formation Agreement, dated as of May 31, 1995, by and among The
                   Princeton Review Publishing Company, L.L.C., The Princeton Review
                   Publishing Co., Inc., the Princeton Review Management Corp. and the
                   independent franchisees (incorporated herein by reference to Exhibit
                   10.42 to our Form S-1).

10.38              Distance Learning Waiver, dated as of June 21, 2000, by and between
                   Princeton Review Management, L.L.C. and Lecomp, Inc. (incorporated herein by reference to Exhibit 10.44 to our Form S-1).

10.39              Pledge and Security Agreement, dated as of September 19, 2000, by and between Steven Hodas and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.45 to our Form S-1)

10.40              Promissory Note, dated as of September 19, 2000, made by Steven Hodas in favor of The Princeton Review, Inc. (incorporated herein by reference to
                   Exhibit 10.46 to our Form S-1).

10.41              Commitment Letter, dated as of September 20, 2000, by and between Excel
                   Bank, N.A. and The Princeton Review, Inc., with respect to $4,500,000 line of credit (incorporated herein by reference to Exhibit 10.47 to our
                   Form S-1).

10.42              Promissory Note, dated as of October 27, 2000, made by The Princeton
                   Review, Inc. in favor of Excel Bank, N.A., in the principal amount of
                   $4,500,000 (incorporated herein by reference to Exhibit 10.48 to our
                   Form S-1).

10.43              Security Agreement, dated as of October 27, 2000, executed by The
                   Princeton Review, Inc. for the benefit of Excel Bank, N.A. (incorporated herein by reference to Exhibit 10.49 to our Form S-1).

10.44              Form of Guaranty, dated as of October 27, 2000, made by each of
                   Princeton Review Management, L.L.C., Princeton Review Products, L.L.C.,
                   Princeton Review Operations, L.L.C. and Princeton Review Publishing,
                   L.L.C., for the benefit of Excel Bank, N.A. (incorporated herein by reference to Exhibit 10.50 to our Form S-1).

10.45              Form of Subsidiary Security Agreement, dated as of October 27, 2000, made by each of Princeton Review Management, L.L.C., Princeton Review
                   Products, L.L.C., Princeton Review Operations, L.L.C. and Princeton
                   Review Publishing, L.L.C., for the benefit of Excel Bank, N.A.
                   (incorporated herein by reference to Exhibit 10.51 to our Form S-1).

10.46              Loan Agreement, dated as of December 14, 2000, by and among The
                   Princeton Review, Inc. and its operating subsidiary limited liability companies, Reservoir Capital Partners, L.P., Reservoir Capital Master
                   Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC,
                   Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P.
                   (incorporated herein by reference to Exhibit 10.53 to our Form S-1).

10.47              Security Agreement, dated as of December 14, 2000, by and among The
                   Princeton Review, Inc. and its operating subsidiary limited liability companies and Reservoir Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.54 to our Form S-1).

10.48              Warrant Agreement, dated as of December 14, 2000, by and among The
                   Princeton Review, Inc., Reservoir Capital Partners, L.P., Reservoir
                   Capital Associates, L.P., Reservoir Capital Master Fund, L.P., SGC
                   Partners II, LLC, Olympus Growth Fund III, L.P. and Olympus Executive
                   Fund, L.P. (incorporated herein by reference to Exhibit 10.55 to our
                   Form S-1).

10.49              Subordination Agreement, dated as of December 14, 2000, by and among The
                   Princeton Review, Inc. and its operating subsidiary limited liability companies, Excel Bank, N.A., Reservoir Capital Partners, L.P., Reservoir
                   Capital Associates, L.P., Reservoir Capital Master Fund, L.P., SGC
                   Partners II, LLC, Olympus Growth Fund III, L.P. and Olympus Executive
                   Fund, L.P. (incorporated herein by reference to Exhibit 10.56 to our
                   Form S-1).

10.50              Standard Form of Agreement, dated as of August 1, 2000, by and between


                   Princeton Review Publishing, L.L.C. and IBEX Construction, LLC
                   (incorporated herein by reference to Exhibit 10.57 to our Form S-1).

10.51              Non-Recourse Promissory Note, dated August 15, 2001, made by Bruce Task in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No.
                   000-32469), filed with the Securities and Exchange Commission on
                   November 13, 2001 (the "Third Quarter Form 10-Q")).

10.52              Pledge and Security Agreement, dated as of August 15, 2001, by and between Bruce Task and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.2 to our Third Quarter Form 10-Q).

10.53*             Non-Recourse Promissory Note, dated November 27, 2001, made by Mark
                   Chernis in favor of The Princeton Review, Inc.

10.54*             Pledge and Security Agreement, dated as of November 27, 2001, by and between Mark Chernis and The Princeton Review, Inc.

10.55*             Non-Recourse Promissory Note, dated March 7, 2002, made by Mark Chernis in favor of The Princeton Review, Inc.

10.56*             Amended and Restated Loan and Security Agreement, dated as of October 1,
                   2001, by and among Embark.com, Inc., Princeton Review Publishing,
                   L.L.C., The Princeton Review, Inc. and Comdisco, Inc.

10.57*             Amended and Restated Secured Promissory Note, dated October 1, 2001, in the principal amount of $3,400,000 made by Princeton Review Publishing,
                   L.L.C. in favor of Comdisco, Inc.

10.58*             Guaranty of Loans, dated as of October 1, 2001, made by Princeton Review
                   Management, L.L.C., Princeton Review Operations, L.L.C., Princeton
                   Review Products, L.L.C., The Princeton Review Canada, Inc. and The
                   Princeton Review, Inc., in favor of Comdisco, Inc.

10.59*             Security Agreement, dated as of October 1, 2001, by and among Princeton
                   Review Management, L.L.C., Princeton Review Operations, L.L.C.,
                   Princeton Review Products, L.L.C., The Princeton Review Canada, Inc. and
                   The Princeton Review, Inc., in favor of Comdisco, Inc.

10.60*             Subordination Agreement, dated as of October 1, 2001, by and between
                   Comdisco, Inc. and Princeton Review Publishing, L.L.C., for the benefit of Senior Creditor (as defined therein).

10.61*             Employment Agreement, dated as of October 15, 2001, by and between The
                   Princeton Review, Inc. and Stephen Melvin.

21.1               Subsidiaries of the Registrant. (1)

23.1*              Consent of Ernst & Young LLP.

24.1               Powers of Attorney (included on the signature pages hereto).


*     Filed herewith.

(1) Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.

+ Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.


     (b) Reports on Form 8-K

         1. On October 9, 2001, The Princeton Review, Inc. filed a report on Form 8-K announcing its acquisition of the assets of Embark.com, Inc.

         2. On November 7, 2001, The Princeton Review, Inc. filed a report on Form 8-K/A which included the audited financial statements of Embark.com, Inc. and pro forma combined financial information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.


                The Princeton Review, Inc.

                By:                       /s/ Stephen Melvin
                     -----------------------------------------------------------
                                            Stephen Melvin
                                      Chief Financial Officer and
                                               Treasurer

                                POWER OF ATTORNEY

         Each individual whose signature appears below constitutes and appoints each of John S. Katzman, Mark Chernis and Stephen Melvin, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                     TITLE                                  DATE
               ---------                                     -----                                  ----
                                                Chairman and Chief Executive Officer
            /s/ John S. Katzman                 (Principal Executive                          March 27, 2002
      ----------------------------              Officer)
            John S. Katzman
                                                Chief Financial Officer (Principal
           /s/ Stephen Melvin                   Financial and Accounting Officer)             March 27, 2002
      ----------------------------
             Stephen Melvin

          /s/ Richard Katzman                   Director                                      March 27, 2002
      ----------------------------
            Richard Katzman

          /s/ John C. Reid                      Director                                      March 27, 2002
      ----------------------------
              John C. Reid

         /s/ Richard Sarnoff                    Director                                      March 27, 2002
      ----------------------------
            Richard Sarnoff

        /s/ Sheree T. Speakman                  Director                                      March 27, 2002
      ----------------------------
           Sheree T. Speakman

         /s/ Howard A. Tullman                  Director                                      March 27, 2002
      ---------------------------
           Howard A. Tullman
