Form 10-Q
period 2002-03-31
PRINCETON REVIEW INC
filed 2002-05-14
CIK 1113668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2002

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

         The Company had 27,211,770 shares of $0.01 par value common stock outstanding at May 10, 2002.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.    Consolidated Financial Statements (unaudited)....................................................2
                    Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001...........................2
                    Consolidated  Statements of  Operations  for the Three Month Periods ended March 31,
                    2002 and 2001....................................................................................3
                    Consolidated Statements of Cash Flows for the Three  Months ended March 31, 2002 and 2001.........................................................................................4
                    Notes to Unaudited Consolidated Financial Statements.............................................5
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.......................................................................................9
         Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................12
PART II.  OTHER INFORMATION
         Item 1.    Legal Proceedings...............................................................................12
         Item 2.    Changes in Securities and Use of Proceeds.......................................................12
         Item 3.    Defaults Upon Senior Securities.................................................................12
         Item 4.    Submission of Matters to a Vote of Security Holders.............................................12
         Item 5.    Other Information...............................................................................12
         Item 6.    Exhibits and Reports on Form 8-K................................................................13
SIGNATURES .........................................................................................................14

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (in thousands, except share data)



                                                                                      March 31,      December 31,
                                                                                    -----------      ------------
                                                                                        2002             2001
                                                                                    -----------      ------------
                                                                                    (Unaudited)
          ASSETS
          Current assets:
            Cash and cash equivalents.........................................         $ 15,369       $ 21,935
            Accounts receivable, net..........................................            8,571          6,824
            Notes receivable..................................................            1,108          1,841
            Other receivables.................................................            1,018            792
            Prepaid expenses..................................................            1,798          1,156
            Securities, available for sale....................................              748          1,002
            Other assets......................................................            2,344          1,977
                                                                                       --------       --------
              Total current assets............................................           30,956         35,527

          Furniture, fixtures, equipment and software development, net........           10,006         10,161
          Franchise costs, net................................................              279            291
          Territorial marketing rights, net...................................            1,454          1,481
          Publishing rights, net..............................................            1,278          1,296
          Deferred income taxes...............................................           19,508        `17,755
          Investments in affiliates...........................................              787            516
          Goodwill, net.......................................................           36,262         35,887
          Other assets........................................................            9,232          8,919
                                                                                       --------       --------
              Total assets....................................................         $109,762       $111,833
                                                                                       ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable..................................................         $  2,751       $  7,502
            Accrued expenses..................................................            8,914          5,330
            Current maturities of long-term debt..............................            2,094          2,132
            Deferred income...................................................           11,020          9,005
            Book advances.....................................................              590            801
                                                                                       --------       --------
              Total current liabilities.......................................           25,369         24,770

          Long-term debt......................................................            6,414          6,830
          Stockholders' equity:
            Common stock, $.01 par value; 100,000,000 shares authorized,
            27,194,751 issued and outstanding at March 31, 2002 and 27,175,011
            issued and outstanding at December 31, 2001.......................              272            272
            Additional paid-in capital........................................          113,320        113,091
            Accumulated deficit...............................................          (35,733)       (33,480)
            Accumulated other comprehensive income............................              120            350
                                                                                       --------       --------

          Total stockholders' equity..........................................           77,979         80,233
                                                                                       --------       --------
          Total liabilities and stockholders' equity..........................         $109,762       $111,833
                                                                                       ========       ========


                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                        Three Months Ended March 31,
                                                                          2002                2001
                                                                      ----------------------------------
                                                                              (Unaudited)
Revenue
 Test Preparation Services.........................................       $14,221          $10,245
 Admissions Services...............................................         3,916            1,678
 K-12 Services.....................................................         1,260            1,196
                                                                          -------          -------
  Total revenue....................................................        19,397           13,119
                                                                          -------          -------
Cost of revenue
 Test Preparation Services.........................................         4,360            3,577
 Admissions Services...............................................           923              331
 K-12 Services.....................................................           351              322
                                                                         --------          -------
  Total cost of revenue............................................         5,634            4,230
                                                                         --------          -------
Gross profit.......................................................        13,763            8,889
                                                                         --------          -------
Operating expenses.................................................
 Selling, general and administrative...............................        17,568           12,775
 Research and development..........................................            48              116
                                                                         --------          -------
  Total operating expenses.........................................        17,616           12,891
                                                                         --------          -------
Loss from operations...............................................        (3,853)          (4,002)
Interest expense...................................................          (152)            (589)
Other income.......................................................           257               67
                                                                         --------          -------
Loss before benefit for income taxes...............................        (3,748)          (4,524)
Benefit for income taxes...........................................         1,494            1,637
                                                                         --------          -------
Net loss...........................................................        (2,254)          (2,887)
Accreted dividends on Series A redeemable preferred stock..........             -           (1,237)
Accreted dividends on Class B non-voting common stock..............             -           (1,136)
                                                                         --------          -------
Net loss attributed to common stockholders.........................      $ (2,254)         $(5,260)
                                                                         ========          =======

Net loss per share - basic and diluted:
Net loss per share -  basic and diluted............................      $  (0.08)         $ (0.34)
                                                                         ========          =======
Weighted average basic and diluted shares used in
    computing net loss per share...................................        27,187           15,299
                                                                         ========          =======


                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       For the Three Months Ended
                                                                                                 March 31,
                                                                                          2002              2001
                                                                                       ---------------------------
                                                                                                (Unaudited)
Cash flows from operating activities:
Net loss................................................................                 $ (2,254)        $ (2,887)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation.........................................................                      341              503
   Amortization.........................................................                    1,142              702
   Bad debt expense.....................................................                      132             (123)
   Loss on disposal of fixed assets.....................................                        4                -
   Deferred income taxes................................................                   (1,634)          (1,722)
   Deferred rent........................................................                       36               14
   Stock based compensation.............................................                      101               70
   Net change in operating assets and liabilities:
       Accounts receivable..............................................                   (1,879)           2,095
       Other receivables................................................                     (226)             152
       Notes receivable.................................................                      733                -
       Prepaid expenses.................................................                     (642)             (34)
       Other assets.....................................................                     (368)            (550)
       Accounts payable.................................................                   (4,751)          (1,026)
       Accrued expenses.................................................                    3,509           (1,591)
       Deferred income..................................................                    1,979             (780)
       Book advances....................................................                     (211)            (482)
                                                                                         --------         --------
Net cash used in operating activities...................................                   (3,988)          (5,659)
                                                                                         --------         --------

Cash flows from investing activities:
   Purchase of furniture, fixtures, equipment and software development..                     (968)            (808)
   Investment in affiliates.............................................                     (270)               -
   Purchase of franchises and other businesses..........................                     (375)         (15,193)
   Stockholder loan.....................................................                     (416)               -
   Investment in other assets...........................................                     (224)            (343)
                                                                                         --------         --------
Net cash used in investing activities...................................                   (2,253)         (16,344)
                                                                                         --------         --------

Cash flows from financing activites
   Repayment term loan, net.............................................                        -              (11)
   (Repayment) proceeds loan payable, net...............................                     (425)          17,100
   Capital leases payments..............................................                      (29)             (53)
   Notes payable related to franchises purchased........................                        -            3,625
   Proceeds from exercise of options....................................                      129                -
                                                                                         --------         --------
Net cash (used in) provided by financing activities.....................                     (325)          20,661
                                                                                         --------         --------
Net decrease in cash and cash equivalents...............................                   (6,566)          (1,342)
Cash and cash equivalents, beginning of period..........................                   21,935            4,874
                                                                                         --------         --------
Cash and cash equivalents, end of period................................                 $ 15,369         $  3,532
                                                                                         ========         ========


                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, and The Princeton Review of Canada Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Intangible Assets and Goodwill

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill, and intangible assets deemed to have indefinite lives, are no longer amortized, but are subject to annual impairment tests in accordance with SFAS 142. Other intangible assets continue to be amortized over their useful lives.

     The Company applied the SFAS 142 rules in accounting for goodwill and other intangible assets in the first quarter of 2002. During the second quarter of 2002 the Company will perform the required impairment tests on goodwill and other intangible assets. The Company has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company. The following adjusts reported net loss and earnings per share to exclude goodwill amortization:


                                                                     Three Months
                                                                        Ended
                                                                    March 31, 2001
                                                                    --------------
Reported net loss                                                    $(5,260,000)
Goodwill amortization                                                    163,000
                                                                     -----------
Adjusted net loss                                                    $(5,097,000)
                                                                     ===========

Reported basic and diluted net loss per share                       $ (0.34)
Goodwill amortization                                                  0.01
                                                                    -------
Adjusted basic and diluted net loss per share                       $ (0.33)
                                                                    =======


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

Reclassification

     Certain balances have been reclassified to conform with the current year presentation.

Products and Services

     The following table summarizes the Company's revenue and cost of revenue for the three months ended March 31, 2002 and 2001:


                                                             Book, Software       Web Based
                                    Course        Royalty    and Publication   Subscription and   Other
                                   Revenues    Service Fees     Income         Processing Fees   Income       Total
                                   --------    ------------     ------         ---------------   ------       -----
Three Months Ended March 31, 2002
Revenue
     Test Preparation Services    $12,898,000    $1,265,000             -                -      $ 58,000   $ 14,221,000
     Admissions Services                    -             -    $  778,000       $2,876,000       262,000      3,916,000
     K-12 Services                          -             -       658,000          259,000       343,000      1,260,000
                                  -----------    ----------    ----------       ----------      --------    -----------
     Total                        $12,898,000    $1,265,000    $1,436,000       $3,135,000      $663,000    $19,397,000
                                  ===========    ==========    ==========       ==========      ========    ===========

Cost of Revenue
     Test Preparation Services    $ 4,360,000             -             -                -             -    $ 4,360,000
     Admissions Services                    -             -     $ 274,000       $  649,000             -        923,000
     K-12 Services                          -             -        72,000          158,000      $121,000        351,000
                                  -----------    ----------    ----------       ----------      --------    -----------
     Total                        $ 4,360,000             -     $ 346,000       $  807,000      $121,000    $ 5,634,000
                                  ===========    ==========    ==========       ==========      ========    ===========
Three Months Ended March 31, 2001
Revenue
     Test Preparation Services    $ 9,086,000    $1,030,000             -                -      $129,000    $10,245,000
     Admissions Services                    -             -    $  476,000       $  361,000       841,000      1,678,000
     K-12 Services                          -             -     1,157,000           39,000             -      1,196,000
                                  -----------    ----------    ----------       ----------      --------    -----------
     Total                        $ 9,086,000    $1,030,000    $1,633,000       $  400,000      $970,000    $13,119,000
                                  ===========    ==========    ==========       ==========      ========    ===========

Cost of Revenue
     Test Preparation Services    $ 3,577,000             -             -                -             -     $3,577,000
     Admissions Services                    -             -      $ 92,000       $   81,000      $158,000        331,000
     K-12 Services                          -             -       192,000          106,000        24,000        322,000
                                  -----------    ----------    ----------       ----------      --------    -----------
     Total                        $ 3,577,000             -     $ 284,000       $  187,000      $182,000     $4,230,000
                                  ===========    ==========    ==========       ==========      ========     ==========

2. Segment Information

The Company's operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The Admissions Services division earns revenue from developing content for books, software and other publications for third-party publishers, sells advertising and sponsorships and earns subscription, transaction and marketing fees from higher education institutions. The K-12 Services division earns fees from its content development work, an Internet-based subscription service for K-12 schools, professional training and development services and K-12 print based products. The tables below include segment EBITDA, which represents earnings before interest, taxes, depreciation and amortization.



                                                               Three Months Ended March 31, 2002
                                 ---------------------------------------------------------------------------------------
                                 Test Preparation
                                      Services       Admissions Services  K-12 Services      Corporate          Total
                                  ----------------   -------------------  -------------     -----------     ------------
Revenue                             $14,221,000         $ 3,916,000        $ 1,260,000      $         -     $ 19,397,000
Segment operating profit (loss)         714,000          (1,577,000)        (2,431,000)        (559,000)      (3,853,000)
Segment EBITDA                        1,206,000          (1,006,000)        (2,143,000)        (425,000)      (2,368,000)
Segment Assets                       30,234,000          25,463,000          7,553,000       46,512,000      109,762,000



                                                               Three Months Ended March 31, 2001
                                 ---------------------------------------------------------------------------------------
                                 Test Preparation
                                      Services       Admissions Services  K-12 Services      Corporate          Total
                                  ----------------   -------------------  -------------     -----------     ------------
Revenue                             $10,245,000         $ 1,678,000        $ 1,196,000      $         -     $ 13,119,000
Segment operating loss                 (155,000)         (1,640,000)        (2,043,000)        (164,000)      (4,002,000)
Segment EBITDA                          366,000          (1,343,000)        (1,821,000)               -       (2,798,000)
Segment Assets                       22,365,000           7,422,000          9,173,000       34,372,000       73,332,000



                                          Three Months Ended March 31,
                                             2002                2001
                                        --------------------------------
Reconciliation to net loss
Total loss for reportable segments       $(3,853,000)       $(4,002,000)
Unallocated amounts:
   Interest expense                         (152,000)          (589,000)
   Other income                              257,000             67,000
   Benefit for income taxes                1,494,000          1,637,000
                                         -----------        -----------
Net loss                                 $(2,254,000)       $(2,887,000)
                                         ===========        ===========

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


4. Comprehensive Income (Loss)

The components of comprehensive loss for the three month periods ended March 31, 2002 and 2001 are as follows:

                                                   Three months ended
                                                         March 31,
                                                  2002            2001
                                               --------------------------
Net loss                                       $(2,254,000)   $(2,887,000)

Foreign currency translation adjustment            (95,000)        38,000
Unrealized loss on available-for-sale
  securities, net of tax benefits                 (135,000)      (913,000)
                                               -----------    -----------
Total comprehensive loss                       $(2,484,000)   $(3,762,000)
                                               ============   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "believe," "intend," "expect," "may," "could," "would," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services, our ability to compete effectively, our ability to increase revenue from our Internet operations and the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (the "10-K"). We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

         The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in our 10-K, as well as in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Results of Operations for Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

     Revenue

         Our total revenue increased from $13.1 million in 2001 to $19.4 million in 2002, representing a 48% increase.

         Test Preparation Services revenue increased from $10.2 million in 2001 to $14.2 million in 2002, representing a 39% increase, comprised primarily of an increase of approximately $4.3 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $3.7 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc. in 2001, and an increase of approximately $670,000 at our other locations. Of the $670,000 increase at our other locations, approximately $400,000 is attributable to enrollment increases and approximately $270,000 is attributable to average price increases.

         Admissions Services revenue increased from $1.7 million in 2001 to $3.9 million in 2002, representing a 133% increase. This increase resulted primarily from an increase of approximately $2.5 million in Web-based subscription, application and marketing fees, primarily attributable to our acquisition of the business of Embark.com, Inc., and an increase of approximately $270,000 in book royalty revenue. These increases were partially offset by a $615,000 decrease in advertising revenues.

         K-12 Services revenue increased from $1.2 million in 2001 to $1.3 million in 2002 representing a 5% increase. This increase resulted primarily from an increase of approximately $560,000 in revenue from schools for Homeroom.com subscriptions and training and professional development fees, which was partially offset by a decrease in revenues from McGraw Hill.

     Cost of Revenue

         Our total cost of revenue increased from $4.2 million in 2001 to $5.6 million in 2002, representing a 33% increase.

         Test Preparation Services cost of revenue increased from $3.6 million in 2001 to $4.4 million in 2002, representing a 22% increase. This increase resulted primarily from an increase of approximately $925,000 in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. during 2001.

         Admissions Services cost of revenue increased from $331,000 in 2001 to $923,000 in 2002, representing a 179% increase. The increase is primarily attributable to the cost of providing Web-based subscription and application services relating to products acquired from Embark.

         K-12 Services cost of revenue increased from $322,000 in 2001 to $351,000 in 2002, representing a 9% increase. This increase is primarily attributable to an increase in costs incurred to service the Homeroom.com subscription service and consulting contracts.

     Operating Expenses

         Selling, general and administrative expenses increased from $12.8 million in 2001 to $17.6 million in 2002, representing a 38% increase. This increase resulted primarily from an increase of approximately $2.0 million incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $1.3 million incurred as a result of our acquisition of the business of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

     o an increase of approximately $727,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

     o an increase of approximately $387,000 in salaries and payroll taxes primarily due to increased headcount;

     o   an increase of approximately $383,000 in professional fees; and

     o an increase of approximately $317,000 in advertising and marketing expenses.

     These increases were partially offset by a decrease of approximately $492,000 in Web site technology and development expenses.

     Interest Expense

         Interest expense decreased from $589,000 in 2001 to $152,000 in 2002. This decrease was due to the repayment of certain outstanding loan balances in the second quarter of 2001.

     Other Income

         Other income increased from $67,000 in 2001 to $257,000 in 2002. This increase resulted primarily from interest on late royalty payments from one of our franchisees.

Liquidity and Capital Resources

         Net cash used in operating activities during the three months ended March 31, 2002 was $4.0 million, resulting primarily from the net loss from operations. Net cash used in investing activities during the three months ended March 31, 2002 was $2.3 million, resulting primarily from the purchase of fixed assets and investment in software development projects. Net cash used in financing activities during the three months ended March 31, 2002 was $325,000, resulting primarily from payments made with respect to an outstanding loan.

         At March 31, 2002, we had approximately $15.4 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

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


Item 2.  Changes in Securities and Use of Proceeds

Initial Public Offering and Use of Proceeds from Sales of Registered Securities

         Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. Through the end of the reporting period covered by this report on Form 10-Q, we have used approximately $13.7 million of the net proceeds from the initial public offering for working capital and other general corporate purposes and $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our previously existing credit facilities.


Item 3. Defaults Upon Senior Securities

         Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

     Exhibit
     Number         Description
     ------         -----------

     10.1 Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman.

     10.2 Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis.

     10.3 Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Steve Quattrociocchi.

     10.4 Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Bruce Task.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by The Princeton Review, Inc. during the period covered by this report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     The Princeton Review, Inc.



                                     By:        /s/ Stephen Melvin
                                          -----------------------------------
                                                Stephen Melvin
                                                Chief Financial Officer and
                                                Treasurer
                                                (Duly Authorized Officer and
                                                Principal Financial and
                                                Accounting Officer)


May 14, 2002