Form 10-Q
period 2002-06-30
PRINCETON REVIEW INC
filed 2002-08-14
CIK 1113668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The Company had 27,258,479 shares of $0.01 par value common stock outstanding at August 9, 2002.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.    Consolidated Financial Statements (unaudited)....................................................2
                    Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001............................2
                    Consolidated Statements of Operations for the Three and Six Month Periods ended June 30, 2002 and 2001.........................................................................................3
                    Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001............4
                    Notes to Unaudited Consolidated Financial Statements.............................................5
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........11
         Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................16
PART II.  OTHER INFORMATION
         Item 1.    Legal Proceedings...............................................................................17
         Item 2.    Changes in Securities and Use of Proceeds.......................................................17
         Item 3.    Defaults Upon Senior Securities.................................................................17
         Item 4.    Submission of Matters to a Vote of Security Holders.............................................17
         Item 5.    Other Information...............................................................................18
         Item 6.    Exhibits and Reports on Form 8-K................................................................18
SIGNATURES .........................................................................................................19

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements



                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)



                                                                June 30,   December 31,
                                                                --------   ------------
                                                                  2002          2001
                                                                --------   ------------
                                                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                     $ 12,428     $ 21,935
  Accounts receivable, net                                         8,830        6,824
  Notes receivable                                                 1,060        1,841
  Other receivables                                                1,272          792
  Prepaid expenses                                                 1,790        1,156
  Securities, available for sale                                     199        1,002
  Other assets                                                     1,882        1,977
                                                                --------     --------
    Total current assets                                          27,461       35,527

Furniture, fixtures, equipment and software development, net      10,444       10,161
Franchise costs, net                                                 162          291
Territorial marketing rights, net                                  1,426        1,481
Publishing rights, net                                             1,260        1,296
Deferred income taxes                                             20,052       17,755
Investment in affiliates                                             764          516
Goodwill, net                                                     36,642       35,887
Other assets                                                       9,887        8,919
                                                                --------     --------
    Total assets                                                $108,098     $111,833
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  1,938     $  7,502
  Accrued expenses                                                 6,378        5,330
  Current maturities of long-term debt                             1,988        2,132
  Deferred income                                                 13,608        9,005
  Book advances                                                      474          801
                                                                --------     --------
    Total current liabilities                                     24,386       24,770

Long-term debt                                                     5,991        6,830
Stockholders' equity
  Common stock, $.01 par value; 100,000,000 shares authorized;
  27,258,079 issued and outstanding at June 30, 2002 and
  27,175,011 issued and outstanding at December 31, 2001             273          272
  Additional paid-in capital                                     113,853      113,091
  Accumulated deficit                                            (36,168)     (33,480)
  Accumulated other comprehensive (loss) income                     (237)         350
                                                                --------     --------
Total stockholders equity                                         77,721       80,233
                                                                --------     --------
Total liabilities and stockholders' equity                      $108,098     $111,833
                                                                ========     ========


                             See accompanying notes

                   THE PRINCETON REVIEW, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)



                                                           Three months ended June 30  Six months ended June 30
                                                           --------------------------  ------------------------
                                                                2002         2001        2002       2001
                                                               -------     -------     -------     -------
                                                                   (Unaudited)             (Unaudited)

Revenue
  Test Preparation Services                                    $15,350     $12,379     $29,571     $22,624
  Admissions Services                                            2,917       1,589       6,833       3,267
  K-12 Services                                                  2,782       1,476       4,042       2,672
                                                               -------     -------     -------     -------
    Total revenue                                               21,049      15,444      40,446      28,563
                                                               -------     -------     -------     -------
Cost of revenue
  Test Preparation Services                                      4,259       4,003       8,619       7,580
  Admissions Services                                              921         635       1,844         966
  K-12 Services                                                    830         648       1,181         970
                                                               -------     -------     -------     -------
    Total cost of revenue                                        6,010       5,286      11,644       9,516
                                                               -------     -------     -------     -------
Gross profit                                                    15,039      10,158      28,802      19,047
                                                               -------     -------     -------     -------
Operating expenses
  Selling, general and administrative                           15,756      13,510      33,324      26,284
  Research and development                                          17         151          65         268
                                                               -------     -------     -------     -------
    Total operating expenses                                    15,773      13,661      33,389      26,552
                                                               -------     -------     -------     -------
Loss from operations                                              (734)     (3,503)     (4,587)     (7,505)
Interest expense                                                  (157)     (1,069)       (309)     (1,658)
Other income (expense)                                               4         100         261         167
                                                               -------     -------     -------     -------
Loss before benefit for income taxes and extraordinary item       (887)     (4,472)     (4,635)     (8,996)
Benefit for income taxes                                           453       1,890       1,947       3,528
                                                               -------     -------     -------     -------
Loss before extraordinary item                                    (434)     (2,582)     (2,688)     (5,468)
Extraordinary item - early extinguishment
  of debt, net of taxes                                           --        (1,824)       --        (1,824)
                                                               -------     -------     -------     -------
Net loss                                                          (434)     (4,406)     (2,688)     (7,292)
Accreted dividends on Series A redeemable preferred stock         --        (1,072)       --        (2,309)
Accreted dividends on Class B non-voting common stock             --          (819)       --        (1,956)
                                                               -------     -------     -------     -------
Net loss attributed to common stockholders                     $  (434)    $(6,297)    $(2,688)   $(11,557)
                                                               =======     =======     =======    ========

Net loss per share - basic and diluted:
Net loss per share - basic and diluted                          $(0.02)     $(0.38)     $(0.10)     $(0.72)
                                                               =======     =======     =======    ========
Weighted average basic and diluted shares used in
  computing net loss per share                                  27,248      16,767      27,217      16,034
                                                               =======     =======     =======    ========


                             See accompanying notes

                         THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                       (in thousands)


                                                                            For the Six Months Ended
                                                                                   June 30,
                                                                            ------------------------
                                                                              2002           2001
                                                                            -------        --------
                                                                                   (Unaudited)

Cash flows from operating activities:
Net loss                                                                     $(2,688)      $(7,292)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                                 726           464
    Amortization                                                               2,321         2,368
    Noncash interest expense                                                    --             582
    Loss on early extinquishment of debt                                        --           1,824
    Bad debt expense                                                             421          (348)
    Loss on disposal of assets                                                    64          --
    Deferred income taxes                                                     (1,947)       (3,684)
    Deferred rent                                                                 48            70
    Stock based compensation                                                     148            81
    Net change in operating assets and liabilities:
        Accounts receivable                                                   (2,358)        2,735
        Other receivables                                                       (433)          190
        Notes receivable                                                         732          --
        Prepaid expenses                                                        (634)          178
        Other assets                                                              36        (1,006)
        Accounts payable                                                      (5,565)       (1,735)
        Accrued expenses                                                         925        (2,376)
        Deferred income                                                        4,483           872
        Book advances                                                           (327)         (870)
                                                                             -------       -------
Net cash used in operating activities                                         (4,048)       (7,947)
                                                                             -------       -------

Cash flows from investing activities:
    Purchase of furniture, fixtures, equipment and software development       (2,573)       (1,242)
    Investment in affiliates                                                    (270)      (19,446)
    Purchase of franchises and other businesses, net of cash acquired           (263)         --
    Stockholder loan                                                            (435)         --
    Investment in other assets                                                (1,190)       (1,700)
                                                                             -------       -------
Net cash used in investing activities                                         (4,731)      (22,388)
                                                                             -------       -------

Cash flows from financing activites:
    Borrowings under line of credit                                             --          24,691
    Repayment of lines of credit                                                --         (29,191)
    Repayment term loan, net                                                      (1)          (77)
    Repayment loan payable, net                                                 (850)         --
    Capital leases payments                                                     (132)          (11)
    Notes payable related to franchises purchased                               --           3,625
    Proceeds from sale of common stock in initial public offering, net          --          54,477
    Proceeds from exercise of options                                            255          --
                                                                             -------       -------
Net cash (used in) provided by financing activities                             (728)       53,514
                                                                             -------       -------
Net (decrease) increase in cash and cash equivalents                          (9,507)       23,179
Cash and cash equivalents, beginning of period                                21,935         4,874
                                                                             -------       -------
Cash and cash equivalents, end of period                                     $12,428       $28,053
                                                                             =======       =======




                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2002

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, and The Princeton Review of Canada Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

       The Company applied the SFAS 142 rules in accounting for goodwill and other intangible assets in the first quarter of 2002. During the second quarter of 2002 the Company performed the required impairment tests on goodwill and other intangible assets, and, based on the results, no charges were required related to the adoption of SFAS 142. The following adjusts reported net loss and earnings per share to exclude goodwill amortization:

                                                 Three Months       Six Months
                                                     Ended             Ended
                                                 June 30, 2001     June 30, 2001
                                                --------------    --------------
Reported net loss                                 $(6,297,000)     $(11,557,000)
Goodwill amortization                                 425,000           588,000
                                                  -----------      ------------
Adjusted net loss                                 $(5,872,000)     $(10,969,000)
                                                  ===========      ============

Reported basic and diluted net loss per share     $     (0.38)     $      (0.72)
Goodwill amortization                                    0.03              0.04
                                                  -----------      ------------
Adjusted basic and diluted net loss per share     $     (0.35)     $      (0.68)
                                                  ===========      ============


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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In most instances, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). This provision of
SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform to the provisions of SFAS 145. The Company will adopt SFAS 145 as of January 1, 2003.


Reclassification

     Certain balances have been reclassified to conform with the current year presentation.



Products and Services

     The following table summarizes the Company's revenue and cost of revenue for the three and six months ended June 30, 2002 and 2001:


                                                                  Book, Software   Web Based
                                      Course         Royalty     and Publication Subscription and   Other
                                     Revenues      Service Fees      Income       Processing Fees   Income        Total
                                     --------      ------------      ------       ---------------   ------        -----

Three Months Ended June 30, 2002
Revenue
     Test Preparation Services      $13,970,000     $1,098,000           --             --       $  282,000    $15,350,000
     Admissions Services                   --             --       $  857,000     $1,559,000        501,000      2,917,000
     K-12 Services                         --             --        1,463,000        425,000        894,000      2,782,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $13,970,000     $1,098,000     $2,320,000     $1,984,000     $1,677,000    $21,049,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Cost of Revenue
     Test Preparation Services      $ 4,259,000           --             --             --             --      $ 4,259,000
     Admissions Services                   --             --       $  495,000     $  426,000           --          921,000
     K-12 Services                         --             --          346,000        163,000     $  321,000        830,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $ 4,259,000           --       $  841,000     $  589,000     $  321,000    $ 6,010,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Three Months Ended June 30, 2001
Revenue
     Test Preparation Services      $11,142,000     $  841,000           --             --       $  396,000    $12,379,000
     Admissions Services                   --             --       $  724,000     $  468,000        397,000      1,589,000
     K-12 Services                         --             --        1,387,000         29,000         60,000      1,476,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $11,142,000     $  841,000     $2,111,000     $  497,000     $  853,000    $15,444,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Cost of Revenue
     Test Preparation Services      $ 4,003,000           --             --             --             --      $ 4,003,000
     Admissions Services                   --             --       $  414,000     $  221,000    $      --          635,000
     K-12 Services                         --             --          506,000        122,000         20,000        648,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $ 4,003,000           --       $  920,000     $  343,000     $   20,000    $ 5,286,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Six Months Ended June 30, 2002
Revenue
     Test Preparation Services      $26,868,000     $2,363,000           --             --       $  340,000    $29,571,000
     Admissions Services                   --             --       $1,635,000     $4,435,000        763,000      6,833,000
     K-12 Services                         --             --        2,121,000        684,000      1,237,000      4,042,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $26,868,000     $2,363,000     $3,756,000     $5,119,000     $2,340,000    $40,446,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Cost of Revenue
     Test Preparation Services      $ 8,619,000           --             --             --             --      $ 8,619,000
     Admissions Services                   --             --         $769,000     $1,075,000           --        1,844,000
     K-12 Services                         --             --          418,000        321,000     $  442,000      1,181,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $ 8,619,000           --       $1,187,000     $1,396,000     $  442,000    $11,644,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Six Months Ended June 30, 2001
Revenue
     Test Preparation Services      $20,228,000     $1,871,000           --             --         $525,000    $22,624,000
     Admissions Services                   --             --       $1,200,000     $  829,000      1,238,000      3,267,000
     K-12 Services                         --             --        2,544,000         68,000         60,000      2,672,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $20,228,000     $1,871,000     $3,744,000     $  897,000     $1,823,000    $28,563,000
                                    ===========     ==========     ==========     ==========     ==========    ===========

Cost of Revenue
     Test Preparation Services      $ 7,580,000           --             --             --             --      $ 7,580,000
     Admissions Services                   --             --       $  568,000     $  398,000           --          966,000
     K-12 Services                         --             --          698,000        228,000     $   44,000        970,000
                                    -----------     ----------     ----------     ----------     ----------    -----------
     Total                          $ 7,580,000           --       $1,266,000     $  626,000     $   44,000    $ 9,516,000
                                    ===========     ==========     ==========     ==========     ==========    ===========


2. Segment Information

The Company's operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The Admissions Services division earns subscription, transaction and marketing fees from higher education institutions, earns revenue from developing content for books, software and other publications for third-party publishers and sells advertising and sponsorships. The K-12 Services division earns fees from its content development work, an Internet-based subscription service for K-12 schools, professional training and development services and K-12 print-based products. The table below includes segment EBITDA, which represents earnings before interest, taxes, depreciation and amortization, equity interest and extraordinary items.


                                                       Three Months Ended June 30, 2002
                                 -------------------------------------------------------------------------------
                                 Test Preparation   Admissions
                                    Services         Services      K-12 Services        Corporate        Total
                                    --------         --------      -------------        ---------        -----
Revenue                             $15,350,000      $2,917,000       $2,782,000      $      --       $ 21,049,000
Segment operating profit (loss)       2,464,000      (2,097,000)        (717,000)        (384,000)        (734,000)
Segment EBITDA                        2,977,000      (1,514,000)        (422,000)        (212,000)         829,000
Segment Assets                       30,966,000      25,251,000        6,265,000       45,616,000      108,098,000


                                                       Three Months Ended June 30, 2001
                                 -------------------------------------------------------------------------------
                                 Test Preparation   Admissions
                                    Services         Services      K-12 Services        Corporate        Total
                                    --------         --------      -------------        ---------        -----
Revenue                             $12,379,000      $1,589,000       $1,476,000             --        $15,444,000
Segment operating profit (loss)         442,000      (1,749,000)      (1,911,000)     $  (285,000)      (3,503,000)
Segment EBITDA                        1,330,000      (1,518,000)      (1,574,000)        (113,000)      (1,875,000)
Segment Assets                       30,594,000       7,025,000        8,279,000       55,826,000      101,724,000


                                                        Six Months Ended June 30, 2002
                                 -------------------------------------------------------------------------------
                                 Test Preparation   Admissions
                                    Services         Services      K-12 Services        Corporate        Total
                                    --------         --------      -------------        ---------        -----
Revenue                             $29,571,000      $6,833,000       $4,042,000             --        $40,446,000
Segment operating profit (loss)       3,178,000      (3,674,000)      (3,148,000)     $  (943,000)      (4,587,000)
Segment EBITDA                        4,183,000      (2,520,000)      (2,565,000)        (637,000)      (1,539,000)
Segment Assets                       30,966,000      25,251,000        6,265,000       45,616,000      108,098,000


                                                        Six Months Ended June 30, 2001
                                 -------------------------------------------------------------------------------
                                 Test Preparation   Admissions
                                    Services         Services      K-12 Services        Corporate        Total
                                    --------         --------      -------------        ---------        -----
Revenue                             $22,624,000      $3,267,000       $2,672,000             --        $28,563,000
Segment operating profit (loss)         287,000      (3,389,000)      (3,954,000)     $  (449,000)      (7,505,000)
Segment EBITDA                        1,696,000      (2,861,000)      (3,395,000)        (113,000)      (4,673,000)
Segment Assets                       30,594,000       7,025,000        8,279,000       55,826,000      101,724,000




                                        Three Months Ended June 30,        Six Months Ended June 30,
                                           2002            2001              2002            2001
                                           ----            ----              ----            ----
Reconciliation to net loss
Total loss for reportable segments       $(734,000)     $(3,503,000)     $(4,587,000)     $(7,505,000)
Unallocated amounts:
 Interest expense                         (157,000)      (1,069,000)        (309,000)      (1,658,000)
 Other income                                4,000          100,000          261,000          167,000
 Benefit for income taxes                  453,000        1,890,000        1,947,000        3,528,000
      Extraordinary item                      --         (1,824,000)            --         (1,824,000)
                                         ---------      -----------      -----------      -----------
Net loss                                 $(434,000)     $(4,406,000)     $(2,688,000)     $(7,292,000)
                                         =========      ===========      ===========      ===========


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



4. Comprehensive Income (Loss)

The components of comprehensive loss for the three and six-month periods ended June 30, 2002 and 2001 are as follows:

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                               2002          2001            2002           2001
                                               ----          ----            ----           ----

Net loss                                  $  (434,000)   $(4,406,000)   $(2,688,000)   $(7,293,000)
Foreign currency translation adjustment       (38,000)        20,000       (133,000)        58,000
Unrealized loss on available-for-sale
   securities, net of tax benefits           (318,000)      (209,000)      (453,000)    (1,122,000)
                                          -----------    -----------    -----------    -----------
Total comprehensive loss                  $  (790,000)   $(4,595,000)   $(3,274,000)   $(8,357,000)
                                          ===========    ===========    ===========    ===========

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "believe," "intend," "expect," "may," "could," "would," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services, our ability to compete effectively, our ability to increase revenue from our internet operations and the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

         The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.


Results of Operations


Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001



     Revenue

         Our total revenue increased from $15.4 million in 2001 to $21.0 million in 2002, representing a 36% increase.

         Test Preparation Services revenue increased from $12.4 million in 2001 to $15.4 million in 2002, representing a 24% increase, comprised primarily of an increase of approximately $2.9 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $2.3 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc. in 2001, and an increase of approximately $600,000 at our other locations. Of the $600,000 increase at our other locations, approximately $300,000 is attributable to enrollment increases and approximately $300,000 is attributable to average price increases.

         Admissions Services revenue increased from $1.6 million in 2001 to $2.9 million in 2002, representing an 84% increase. This increase resulted primarily from an increase of approximately $1.1 million in Web-based subscription, application and marketing fees, primarily attributable to our acquisition of the business of Embark.com, Inc., and an increase of approximately $130,000 in revenue earned on delivery of manuscripts to our publisher.

         K-12 Services revenue increased from $1.5 million in 2001 to $2.8 million in 2002 representing an 89% increase. This increase resulted primarily from an increase of approximately $1.2 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs.

     Cost of Revenue

         Our total cost of revenue increased from $5.3 million in 2001 to $6.0 million in 2002, representing a 14% increase.

         Test Preparation Services cost of revenue increased from $4.0 million in 2001 to $4.3 million in 2002, representing a 6% increase. This increase resulted primarily from an increase of approximately $500,000 in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. during 2001. These increased costs were partially offset by a $200,000 decrease in royalty expenses due to the consolidation of our advertising fund in July 2001.

         Admissions Services cost of revenue increased from $635,000 in 2001 to $921,000 in 2002, representing a 45% increase. The increase is primarily attributable to the cost of providing Web-based subscription and application services relating to products acquired from Embark.

         K-12 Services cost of revenue increased from $648,000 in 2001 to $830,000 in 2002, representing a 28% increase. This increase is primarily attributable to an increase in costs incurred to service the school contracts for the Homeroom.com subscription service, printed materials and consulting services.

     Operating Expenses

         Selling, general and administrative expenses increased from $13.5 million in 2001 to $15.8 million in 2002, representing a 17% increase. This increase resulted primarily from an increase of approximately $250,000 incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $840,000 incurred as a result of our acquisition of the business of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:


    o an increase of approximately $640,000 in salaries and payroll taxes primarily due to increased headcount, salaries and bonus accruals;

    o an increase of approximately $470,000 in reserves for bad debt;

    o an increase of approximately $190,000 in professional fees; and

    o an increase of approximately $160,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees.


These increases were partially offset by a decrease of approximately $370,000 in Web site technology and development expenses and a decrease of approximately $310,000 in advertising expenses.

     Interest Expense

         Interest expense decreased from $1.1 million in 2001 to $157,000 in 2002. This decrease was due to the repayment of certain outstanding loan balances in the second quarter of 2001.

     Other Income (Expense)

         Other income decreased from $100,000 in 2001 to $4,000 in 2002. This decrease resulted primarily from interest earned on cash balances being offset by an increase in miscellaneous expenses of approximately $100,000.



Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001


     Revenue

         Our total revenue increased from $28.6 million in 2001 to $40.4 million in 2002, representing a 42% increase.

         Test Preparation Services revenue increased from $22.6 million in 2001 to $29.6 million in 2002, representing a 31% increase, comprised primarily of an increase of approximately $7.2 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $5.9 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc. in 2001, and an increase of approximately $1.3 million at our other locations. Of the $1.3 million increase at our other locations, approximately $500,000 is attributable to enrollment increases and approximately $800,000 is attributable to average price increases.

         Admissions Services revenue increased from $3.3 million in 2001 to $6.8 million in 2002, representing a 109% increase. This increase resulted primarily from an increase of approximately $3.6 million in Web-based subscription, application and marketing fees, primarily attributable to our acquisition of the business of Embark, and an increase of approximately $300,000 in advances and development fees related to manuscripts delivered to our publisher and approximately $150,000 in book royalty revenue. These increases were partially offset by a $475,000 decrease in advertising revenue.

         K-12 Services revenue increased from $2.7 million in 2001 to $4.0 million in 2002 representing a 51% increase. This increase resulted primarily from an increase of approximately $1.8 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs. These increases were partially offset by a decrease of approximately $420,000 in revenue from McGraw-Hill.


     Cost of Revenue

         Our total cost of revenue increased from $9.5 million in 2001 to $11.6 million in 2002, representing a 22% increase.

         Test Preparation Services cost of revenue increased from $7.6 million in 2001 to $8.6 million in 2002, representing a 14% increase. This increase resulted primarily from an increase of approximately $1.5 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. during 2001. These increased costs were partially offset by a $375,000 decrease in royalty expenses due to the consolidation of our advertising fund in July 2001.

         Admissions Services cost of revenue increased from $966,000 in 2001 to $1.8 million in 2002, representing a 91% increase. Approximately $680,000 of this increase is attributable to the cost of providing Web-based subscription and application services relating to products acquired from Embark and approximately $200,000 is attributable to the cost of producing book manuscripts.

         K-12 Services cost of revenue increased from $970,000 in 2001 to $1.2 million in 2002, representing a 22% increase. This increase is primarily attributable to an increase in costs of approximately $490,000 incurred to service the school contracts for the Homeroom.com subscription service, consulting and other services. This increase was partially offset by a decrease of approximately $280,000 in costs associated with the McGraw-Hill contract.


     Operating Expenses

         Selling, general and administrative expenses increased from $26.3 million in 2001 to $33.3 million in 2002, representing a 27% increase. This increase resulted primarily from an increase of approximately $2.0 million incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $2.0 million incurred as a result of our acquisition of the business of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

    o an increase of approximately $1.2 million in salaries and payroll taxes primarily due to increased headcount, salaries and bonus accruals;

    o an increase of approximately $800,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

    o an increase of approximately $690,000 in reserves for bad debt; and

    o an increase of approximately $570,000 in professional fees.

These increases were partially offset by a decrease of approximately $370,000 in Web site technology and development expenses.


     Interest Expense

         Interest expense decreased from $1.7 million in 2001 to $309,000 in 2002. This decrease was due to the repayment of certain outstanding loan balances in the second quarter of 2001.

     Other Income (Expense)

         Other income increased from $167,000 in 2001 to $261,000 in 2002. This increase resulted primarily from interest on late royalty payments from one of our franchisees.



Liquidity and Capital Resources

         Net cash used in operating activities during the six months ended June 30, 2002 was $4.0 million, resulting primarily from the net loss from operations. Net cash used in investing activities during the six months ended June 30, 2002 was $4.7 million, resulting primarily from the purchase of fixed assets and investment in software development projects. Net cash used in financing activities during the six months ended June 30, 2002 was $728,000, resulting primarily from payments made with respect to an outstanding loan.

         At June 30, 2002, we had approximately $12.4 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

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

Item 2.  Changes in Securities and Use of Proceeds

         Initial Public Offering and Use of Proceeds from Sales of Registered Securities

         Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. Through the end of the reporting period covered by this report on Form 10-Q, we have used approximately $15.5 million of the net proceeds from the initial public offering for working capital and other general corporate purposes and $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our previously existing credit facilities.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Princeton Review held its Annual Meeting of Stockholders on June 11,
2002.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to the 2005 Class were John S. Katzman, Frederick S. Humphries, and John C. Reid.

Election of Directors:
                                  For               Withheld
                                  ---               --------
John S. Katzman               21,826,588           1,212,959
Frederick S. Humphries        22,944,812              94,735
John C. Reid                  22,933,127             106,420

Other directors whose terms continue after the meeting were Richard Katzman, Richard Sarnoff, Sheree T. Speakman and Howard A. Tullman.

(c) The appointment of Ernst & Young LLP, independent accountants, to audit the consolidated financial statements of the company and its subsidiaries for the year 2002 was ratified by the following vote:

For             22,585,318
Against            448,830
Abstain              5,399

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits:

     Exhibit Number        Description
     --------------        -----------
     99.1                  Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

     (b)      Reports on Form 8-K

     There were no reports on Form 8-K filed by The Princeton Review during the period covered by this report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       The Princeton Review, Inc.



                                      By      /s/ Stephen Melvin
                                              ---------------------------
                                              Stephen Melvin
                                              Chief Financial Officer and
                                              Treasurer
                                              (Duly Authorized Officer and
                                              Principal Financial and
                                              Accounting Officer)

August 14, 2002