Form 10-Q
period 2002-09-30
PRINCETON REVIEW INC
filed 2002-11-13
CIK 1113668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X    No

         The Company had 27,261,085 shares of $0.01 par value common stock outstanding at November 11, 2002.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
         Item 1.    Consolidated Financial Statements (unaudited)...................................2
                    Consolidated Balance Sheets as of September 30, 2002 and December
                    31, 2001........................................................................2
                    Consolidated Statements of Operations for the Three and Nine Month
                    Periods ended September 30, 2002 and 2001.......................................3
                    Consolidated Statements of Cash Flows for the Nine-Months ended
                    September 30, 2002 and 2001.....................................................4
                    Notes to Unaudited Consolidated Financial Statements............................5
         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..........................................................10
         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................15
         Item 4.    Disclosure Controls and Procedures.............................................15

PART II. OTHER INFORMATION
         Item 1.    Legal Proceedings..............................................................16
         Item 2.    Changes in Securities and Use of Proceeds......................................16
         Item 3.    Defaults Upon Senior Securities................................................16
         Item 4.    Submission of Matters to a Vote of Security Holders............................16
         Item 5.    Other Information..............................................................16
         Item 6.    Exhibits and Reports on Form 8-K...............................................16
SIGNATURES.........................................................................................17

CERTIFICATION......................................................................................17

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                         September 30,     December 31,
                                                                                             2002              2001
                                                                                         ------------      -----------
                                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 15,495        $ 21,935
  Accounts receivable, net                                                                     9,522           6,824
  Notes receivable                                                                             1,034           1,841
  Other receivables                                                                            1,112             792
  Prepaid expenses                                                                             1,538           1,156
  Securities, available for sale                                                                  63           1,002
  Other assets                                                                                 1,763           1,977
                                                                                            --------        --------
    Total current assets                                                                      30,527          35,527

Furniture, fixtures, equipment and software development, net                                  11,497          10,161
Franchise costs, net                                                                             153             291
Territorial marketing rights, net                                                              1,399           1,481
Publishing rights, net                                                                         1,241           1,296
Deferred income taxes                                                                         19,156          17,755
Investment in affiliates                                                                         764             516
Goodwill, net                                                                                 36,692          35,887
Other assets                                                                                   9,590           8,919
                                                                                            --------        --------
    Total assets                                                                            $111,019        $111,833
                                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $  3,633        $  7,502
  Accrued expenses                                                                             7,220           5,330
  Current maturities of long-term debt                                                         1,963           2,132
  Deferred income                                                                             13,478           9,005
  Book advances                                                                                  155             801
                                                                                            --------        --------
    Total current liabilities                                                                 26,449          24,770

Long-term debt                                                                                 5,603           6,830
Stockholders' equity
  Common stock, $.01 par value; 100,000,000 shares authorized; 27,261,085 issued and outstanding at September 30, 2002 and 27,175,011 issued and outstanding at December
  31, 2001                                                                                       273             272
  Additional paid-in capital                                                                 113,912         113,091
  Accumulated deficit                                                                        (34,852)        (33,480)
  Accumulated other comprehensive (loss) income                                                 (366)            350
                                                                                            --------        --------
    Total stockholders equity                                                                 78,967          80,233
                                                                                            --------        --------
    Total liabilities and stockholders' equity                                              $111,019        $111,833
                                                                                            ========        ========

                             See accompanying notes

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                    Three months ended            Nine months ended
                                                       September 30                  September 30
                                                  --------------------            -------------------
                                                    2002           2001           2002           2001
                                                  --------      ---------      ---------      ---------
                                                        (Unaudited)                   (Unaudited)
Revenue
  Test Preparation Services                       $22,888        $19,725        $52,459       $ 42,349
  Admissions Services                               2,698          1,774          9,531          5,041
  K-12 Services                                     2,133          1,635          6,175          4,307
                                                  --------      ---------      ---------      ---------
    Total revenue                                  27,719         23,134         68,165         51,697
Cost of revenue
  Test Preparation Services                         5,982          5,404         14,601         12,984
  Admissions Services                                 964            363          2,808          1,329
  K-12 Services                                       889            581          2,070          1,551
                                                  --------      ---------      ---------      ---------
    Total cost of revenue                           7,835          6,348         19,479         15,864
                                                  --------      ---------      ---------      ---------
    Gross profit                                   19,884         16,786         48,686         35,833
                                                  --------      ---------      ---------      ---------
Operating expenses                                 17,431         18,260         50,820         44,812
                                                  --------      ---------      ---------      ---------
Income (loss) from operations                       2,453         (1,474)        (2,134)        (8,979)
                                                  --------      ---------      ---------      ---------
Interest expense                                     (159)          (228)          (468)        (1,886)
Other (expense) income, net                           (25)           208            236            375
                                                  --------      ---------      ---------      ---------
Income (loss) before income tax
  (provision) benefit
  and extraordinary item                            2,269         (1,494)        (2,366)       (10,490)
                                                  --------      ---------      ---------      ---------
Income tax (provision) benefit                       (953)           602            994          4,130
                                                  --------      ---------      ---------      ---------
Income (loss) before extraordinary
  item                                              1,316           (892)        (1,372)        (6,360)
                                                  --------      ---------      ---------      ---------
Extraordinary item - early
  extinguishment of debt,
  net of taxes                                          -              -              -         (1,824)
                                                  --------      ---------      ---------      ---------
Net income (loss) attributed to
  commom stockholders                               1,316           (892)        (1,372)        (8,184)
                                                  --------      ---------      ---------      ---------
Accreted dividends on Series A
  redeemable preferred stock                            -              -              -         (2,309)
Accreted dividends on Class B
  non-voting common stock                               -              -              -         (1,956)
                                                  --------      ---------      ---------      ---------
Net income (loss) attributed to
  commom stockholders                             $ 1,316        $  (892)       $(1,372)      $(12,449)
                                                  ========      =========      =========
Basic income (loss) per share
  Income (loss) before extraordinary
    item                                          $  0.05        $ (0.03)       $ (0.05)      $  (0.55)
  Extraordinary item - early
    extinguishment of debt, net of taxes                -              -              -          (0.09)
                                                  --------      ---------      ---------      ---------
  Net income (loss) attributed to
    common stockholders                           $  0.05        $ (0.03)       $ (0.05)      $  (0.64)
                                                  ========      =========      =========      =========
Diluted income (loss) per share
  Income (loss) before extraordinary item         $  0.05        $ (0.03)       $ (0.05)      $  (0.55)
  Extraordinary item - early extinguishment
    of debt, net of taxes                               -              -              -          (0.09)
                                                  --------      ---------      ---------      ---------
  Net income (loss) attributed to
    common stockholders                           $  0.05        $ (0.03)       $ (0.05)      $  (0.64)
                                                  ========      =========      =========      =========
Weighted average shares used in computing
    net income (loss) per share
  Basic                                            27,259         26,293         27,231         19,454
                                                  ========      =========      =========      =========
  Diluted                                          27,381         26,293         27,231         19,454
                                                  ========      =========      =========      =========

                             See accompanying notes

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                   2002              2001
                                                                                 --------          --------
                                                                                        (Unaudited)
Cash flows from operating activities:
Net loss                                                                         $(1,372)          $(8,184)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                   1,186               731
    Amortization                                                                   3,433             3,639
    Noncash interest expense                                                           -               582
    Loss on early extinquishment of debt, net                                          -             1,824
    Bad debt expense (benefit)                                                       815              (283)
    Loss on disposal of assets                                                       199                68
    Deferred income taxes                                                           (994)           (4,272)
    Deferred rent                                                                     47               190
    Stock based compensation                                                         202                88
    Net change in operating assets and liabilities:
      Accounts receivable                                                         (3,444)            3,207
      Other receivables                                                             (320)              153
      Notes receivable                                                               807                 -
      Prepaid expenses                                                              (383)              547
      Other assets                                                                   148              (419)
      Accounts payable                                                            (3,870)           (2,187)
      Accrued expenses                                                             1,717            (1,344)
      Deferred income                                                              4,354              (613)
      Book advances                                                                 (646)           (1,538)
                                                                                 --------          --------
Net cash provided by (used in) operating activities                                1,879            (7,811)
                                                                                 --------          --------
Cash flows from investing activities:
    Purchase of furniture, fixtures, equipment and software development           (4,923)           (3,279)
    Investment in affiliates                                                        (270)                -
    Purchase of franchises and other businesses, net of cash acquired               (320)          (19,446)
    Stockholder loan                                                                (454)             (500)
    Investment in other assets                                                    (1,216)           (2,937)
                                                                                 --------          --------
Net cash used in investing activities                                             (7,183)          (26,162)
                                                                                 --------          --------
Cash flows from financing activites:
    Borrowings under line of credit                                                    -            24,691
    Repayment of lines of credit                                                       -           (29,191)
    Repayment term loan, net                                                          (2)               55
    Repayment loan payable, net                                                   (1,275)                -
    Capital leases payments                                                         (120)             (157)
    Notes payable related to franchises purchased                                      -             5,100
    Proceeds from sale of common stock in initial public offering, net                 -            54,552
    Proceeds from exercise of options                                                261                 -
                                                                                 --------          --------
Net cash (used in) provided by financing activities                               (1,136)           55,050
                                                                                 --------          --------
Net (decrease) increase in cash and cash equivalents                              (6,440)           21,077
Cash and cash equivalents, beginning of period                                    21,935             4,874
                                                                                 --------          --------
Cash and cash equivalents, end of period                                         $15,495           $25,951
                                                                                 ========          ========

                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2002

1. Basis of Presentation

         The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, and The Princeton Review of Canada Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

         The following table summarizes the Company's revenue and cost of revenue for the three and nine months ended September 30, 2002 and 2001:

                                                                    Book, Software     Web Based
                                           Course       Royalty    and Publication  Subscription and   Other
                                          Revenues    Service Fees     Income        Processing Fees   Income      Total
                                          --------    ------------     ------        ---------------   ------      -----

Three Months Ended September 30, 2002
-------------------------------------
Revenue
     Test Preparation Services           $21,326,000   $1,205,000             -                 -    $  357,000   $22,888,000
     Admissions Services                           -            -    $  745,000        $1,482,000       471,000     2,698,000
     K-12 Services                                 -            -       961,000           519,000       653,000     2,133,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $21,326,000   $1,205,000    $1,706,000        $2,001,000    $1,481,000   $27,719,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Cost of Revenue
     Test Preparation Services           $ 5,982,000            -             -                 -             -   $ 5,982,000
     Admissions Services                           -            -    $  324,000        $  640,000             -       964,000
     K-12 Services                                 -            -       253,000           169,000    $  467,000       889,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $ 5,982,000            -    $  577,000        $  809,000    $  467,000   $ 7,835,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Three Months Ended September 30, 2001
-------------------------------------
Revenue
     Test Preparation Services           $18,878,000   $  728,000             -                 -    $  119,000   $19,725,000
     Admissions Services                           -            -    $1,087,000        $  481,000       206,000     1,774,000
     K-12 Services                                 -            -     1,181,000           113,000       341,000     1,635,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $18,878,000   $  728,000    $2,268,000        $  594,000    $  666,000   $23,134,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Cost of Revenue
     Test Preparation Services           $ 5,404,000            -             -                 -             -   $ 5,404,000
     Admissions Services                           -            -    $  203,000        $  160,000             -       363,000
     K-12 Services                                 -            -       428,000           129,000    $   24,000       581,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $ 5,404,000            -    $  631,000        $  289,000    $   24,000   $ 6,348,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Nine Months Ended September 30, 2002
------------------------------------
Revenue
     Test Preparation Services           $48,194,000   $3,568,000             -                 -    $  697,000   $52,459,000
     Admissions Services                           -            -    $2,380,000        $5,917,000     1,234,000     9,531,000
     K-12 Services                                 -            -     3,082,000         1,203,000     1,890,000     6,175,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $48,194,000   $3,568,000    $5,462,000        $7,120,000    $3,821,000   $68,165,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Cost of Revenue
     Test Preparation Services           $14,601,000            -             -                 -             -   $14,601,000
     Admissions Services                           -            -    $1,093,000        $1,715,000             -     2,808,000
     K-12 Services                                 -            -       671,000           490,000    $  909,000     2,070,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $14,601,000            -    $1,764,000        $2,205,000    $  909,000   $19,479,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Nine Months Ended September 30, 2001
------------------------------------
Revenue
     Test Preparation Services           $39,106,000   $2,599,000             -                 -    $  644,000   $42,349,000
     Admissions Services                           -            -    $2,287,000        $1,310,000     1,444,000     5,041,000
     K-12 Services                                 -            -     3,725,000           181,000       401,000     4,307,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $39,106,000   $2,599,000    $6,012,000        $1,491,000    $2,489,000   $51,697,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Cost of Revenue
     Test Preparation Services           $12,984,000            -             -                 -             -   $12,984,000
     Admissions Services                           -            -    $  771,000        $  558,000             -     1,329,000
     K-12 Services                                 -            -     1,126,000           357,000    $   68,000     1,551,000
                                         -----------   ----------    ----------        ----------    ----------   -----------
     Total                               $12,984,000            -    $1,897,000        $  915,000    $   68,000   $15,864,000
                                         -----------   ----------    ----------        ----------    ----------   -----------

Reclassification

         Certain balances have been reclassified to conform with the current year presentation.

2. Adoption of New Accounting Pronouncements

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

         The Company applied the SFAS 142 rules in accounting for goodwill and other intangible assets in the first quarter of 2002. During the second quarter of 2002 the Company performed the required impairment tests on goodwill and other intangible assets, and, based on the results, no charges were required related to the adoption of SFAS 142. The 2001 results on a historical basis do not reflect the provisions of SFAS 142. Had the Company adopted SFAS 142 on January 1, 2001 and ceased to amortize goodwill at such date, the historical net loss and basic and diluted net loss per share would have been changed to the adjusted amounts indicated below:

                                                     Three Months           Nine Months
                                                         Ended                Ended
                                                   September 30, 2001    September 30, 2001
                                                   ------------------    ------------------
Reported net loss                                      $(892,000)          $(12,449,000)
Goodwill amortization                                    325,000                913,000
                                                       ---------           ------------
Adjusted net loss                                      $(567,000)          $(11,536,000)
                                                       =========           ============
Reported basic and diluted net loss per share          $   (0.03)          $      (0.64)
Goodwill amortization                                       0.01                   0.05
                                                       ---------           ------------
Adjusted basic and diluted net loss per share          $   (0.02)          $      (0.59)
                                                       =========           ============



         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted SFAS 144 as of January 1, 2002. The adoption of the Statement did not have a significant impact on the Company's financial position and results of operations.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No.145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). In most instances, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. Upon adoption, the loss on extinguishment of debt previously classified as an extraordinary item in 2001 that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform to the provisions of SFAS 145. The Company will adopt SFAS 145 as of January 1, 2003.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

3. Segment Information

         The Company's operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

         The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The Admissions Services division earns subscription, transaction and marketing fees from higher education institutions, earns revenue from developing content for books, software and other publications for third-party publishers and sells advertising and sponsorships. The K-12 Services division earns fees from its content development work, an Internet-based subscription service for K-12 schools, professional training and development services, K-12 print-based products and after school courses. The table below includes segment EBITDA, which represents earnings before interest, taxes, depreciation and amortization, equity interest and extraordinary items.

                                                                 Three Months Ended September 30, 2002
                                     ----------------------------------------------------------------------------------------
                                         Test Preparation
                                              Services      Admissions Services   K-12 Services    Corporate         Total
                                     --------------------   -------------------   -------------    ---------         -----
Revenue                                    $22,888,000        $ 2,698,000        $ 2,133,000               -    $ 27,719,000
Segment operating profit (loss)              6,571,000         (2,352,000)        (1,548,000)    $  (218,000)      2,453,000
Segment EBITDA                               7,044,000         (1,791,000)        (1,228,000)              -       4,025,000
Segment Assets                              30,383,000         26,160,000          6,679,000      47,797,000     111,019,000

                                                                 Three Months Ended September 30, 2001
                                     ----------------------------------------------------------------------------------------
                                         Test Preparation
                                              Services      Admissions Services   K-12 Services    Corporate         Total
                                     --------------------   -------------------   -------------    ---------         -----
Revenue                                    $19,725,000        $ 1,774,000        $ 1,635,000               -    $ 23,134,000
Segment operating profit (loss)              3,032,000         (1,892,000)        (1,905,000)    $  (709,000)     (1,474,000)
Segment EBITDA                               3,799,000         (1,610,000)        (1,607,000)       (518,000)         64,000
Segment Assets                              29,346,000          8,202,000          8,648,000      53,189,000      99,385,000

                                     Nine Months Ended September 30, 2002

                                                                 Nine Months Ended September 30, 2002
                                     ----------------------------------------------------------------------------------------
                                         Test Preparation
                                              Services      Admissions Services   K-12 Services    Corporate         Total
                                     --------------------   -------------------   -------------    ---------         -----
Revenue                                    $52,459,000        $ 9,531,000        $ 6,175,000               -    $ 68,165,000
Segment operating profit (loss)              9,749,000         (6,026,000)        (4,696,000)    $(1,161,000)     (2,134,000)
Segment EBITDA                              11,227,000         (4,311,000)        (3,793,000)       (637,000)      2,486,000
Segment Assets                              30,383,000         26,160,000          6,679,000      47,797,000     111,019,000

                                                                 Nine Months Ended September 30, 2001
                                     ----------------------------------------------------------------------------------------
                                         Test Preparation
                                              Services      Admissions Services   K-12 Services    Corporate         Total
                                     --------------------   -------------------   -------------    ---------         -----
Revenue                                    $42,349,000        $ 5,041,000        $ 4,307,000               -    $ 51,697,000
Segment operating profit (loss)              3,319,000         (5,281,000)        (5,859,000)    $(1,158,000)     (8,979,000)
Segment EBITDA                               5,495,000         (4,471,000)        (5,002,000)       (631,000)     (4,609,000)
Segment Assets                              29,346,000          8,202,000          8,648,000      53,189,000      99,385,000

                                               Three Months Ended September 30,               Nine Months Ended September 30,
                                                    2002                2001                      2002               2001
                                             --------------------------------------        ----------------------------------
Reconciliation to net income (loss)
Total profit (loss) for reportable segments     $ 2,453,000       $ (1,474,000)             $ (2,134,000)     $ (8,979,000)
Unallocated amounts:
  Interest expense                                 (159,000)          (228,000)                 (468,000)       (1,886,000)
  Other (expense) income, net                       (25,000)           208,000                   236,000           375,000
  (Provision) benefit for income taxes             (953,000)           602,000                   994,000         4,130,000
  Extraordinary item                                      -                  -                         -        (1,824,000)
                                             --------------------------------------        ----------------------------------
Net income (loss)                               $ 1,316,000         $ (892,000)             $ (1,372,000)     $ (8,184,000)
                                             ======================================        ==================================


3. Income (Loss) Per Share

         Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and convertible securities. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. During the periods presented in which the Company incurred a loss, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

4. Comprehensive Income (Loss)

         The components of comprehensive income (loss) for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                  2002               2001               2002                2001
                                                  ----               ----               ----                ----
Net income (loss)                             $1,316,000           $(892,000)       $(1,372,000)        $(8,184,000)
Foreign currency translation adjustment          (51,000)             71,000           (184,000)            129,000
Unrealized loss on available-for-sale
   securities, net of tax benefits               (79,000)           (362,000)          (532,000)         (1,485,000)
                                              ----------         -----------        -----------         -----------
Total comprehensive income (loss)             $1,186,000         $(1,183,000)       $(2,088,000)        $(9,540,000)
                                              ==========         ===========        ===========         ===========


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

Results of Operations

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

         Revenue

         Our total revenue increased from $23.1 million in 2001 to $27.7 million in 2002, representing a 20% increase.

         Test Preparation Services revenue increased from $19.7 million in 2001 to $22.9 million in 2002, representing a 16% increase, comprised primarily of an increase of approximately $2.7 million in revenue from our company-owned operations and an approximately $500,000 increase in the royalties from our franchises. Approximately $2.4 million of the increase in revenue from company-owned operations is attributable to enrollment increases and approximately $300,000 is attributable to average price increases.

         Admissions Services revenue increased from $1.8 million in 2001 to $2.7 million in 2002, representing a 52% increase. This increase resulted primarily from an increase of approximately $1.3 million in web-based subscription, application and marketing fees, principally attributable to our acquisition of the business of Embark.com, Inc., which was partially offset by a decrease of approximately $350,000 in book and publication related revenue.

         K-12 Services revenue increased from $1.6 million in 2001 to $2.1 million in 2002 representing a 30% increase. This increase resulted primarily from an increase of approximately $700,000 in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs.

         Cost of Revenue

         Our total cost of revenue increased from $6.3 million in 2001 to $7.8 million in 2002, representing a 23% increase.

         Test Preparation Services cost of revenue increased from approximately $5.4 million in 2001 to approximately $6.0 million in 2002, representing an 11% increase. This increase resulted primarily from servicing the higher revenue base in our company-owned operations.

         Admissions Services cost of revenue increased from $363,000 in 2001 to $964,000 in 2002, representing a 166% increase. This increase is primarily attributable to the cost of providing web-based subscription and application services relating to products acquired from Embark.

         K-12 Services cost of revenue increased from $581,000 in 2001 to $889,000 in 2002, representing a 53% increase. This increase is primarily attributable to an increase in costs incurred to service the school contracts for the Homeroom.com subscription service, printed materials, professional development, and after school supplemental programs.

         Operating Expenses

         Selling, general and administrative expenses decreased from $18.2 million in 2001 to $17.4 million in 2002, representing a 4% decrease. This decrease resulted primarily from a decrease of approximately $1.0 million in advertising expenses and a decrease of approximately $480,000 in accrued bonus expense. These decreases were partially offset by an increase of approximately $840,000 incurred as a result of our acquisition of the Embark business.

         Other Income (Expense)

         Other income decreased from $208,000 in 2001 to an expense of $25,000 in 2002. This resulted primarily from a decrease in interest income of approximately $110,000 and a write-off of certain unamortized software development expenses of approximately $122,000.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

         Revenue

         Our total revenue increased from $51.7 million in 2001 to $68.2 million in 2002, representing a 32% increase.

         Test Preparation Services revenue increased from $42.3 million in 2001 to $52.5 million in 2002, representing a 24% increase, comprised primarily of an increase of approximately $9.6 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $6.5 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc. in 2001, and an increase of approximately $3.1 million at our other locations. Of the $3.1 million increase at our other locations, approximately $2.9 million is attributable to enrollment increases and approximately $200,000 is attributable to average price increases.

         Admissions Services revenue increased from $5.0 million in 2001 to $9.5 million in 2002, representing an 89% increase. This increase resulted primarily from an increase of approximately $4.2 million in web-based subscription, application and marketing fees, principally attributable to our acquisition of the business of Embark, and an increase of approximately $260,000 in book and publication related revenue.

         K-12 Services revenue increased from $4.3 million in 2001 to $6.2 million in 2002 representing a 43% increase. This increase resulted primarily from an increase of approximately $2.5 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs. These increases were partially offset by a decrease of approximately $650,000 in fees earned from content development.

         Cost of Revenue

         Our total cost of revenue increased from $15.9 million in 2001 to $19.5 million in 2002, representing a 23% increase.

         Test Preparation Services cost of revenue increased from $13.0 million in 2001 to $14.6 million in 2002, representing a 12% increase. This increase resulted primarily from an increase of approximately $1.6 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. during 2001. The increased costs to service the higher revenue base of the company- owned operations was offset by a decrease of approximately $390,000 in royalty expenses due to the consolidation of our advertising fund in July 2001.

         Admissions Services cost of revenue increased from $1.3 million in 2001 to $2.8 million in 2002, representing a 111% increase. Approximately $1.2 million of this increase is attributable to the cost of providing web-based subscription and application services relating to products acquired from Embark and approximately $300,000 is attributable to the cost of producing book manuscripts.

         K-12 Services cost of revenue increased from $1.6 million in 2001 to $2.1 million in 2002, representing a 33% increase. This increase is primarily attributable to an increase in costs of approximately $785,000 incurred to service the school contracts for the Homeroom.com subscription service, consulting and other services. This increase was partially offset by a decrease of approximately $270,000 in costs associated with our content sales.

         Operating Expenses

         Selling, general and administrative expenses increased from $44.8 million in 2001 to $50.8 million in 2002, representing a 13% increase. This increase resulted primarily from an increase of approximately $830,000 incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $2.8 million incurred as a result of our acquisition of the business of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

         o an increase of approximately $950,000 in reserves for bad debt related to certain K-12 and Admissions Services customers;

         o an increase of approximately $765,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

         o  an increase of approximately $490,000 in salaries and payroll taxes;

         o  an increase of approximately $385,000 in professional fees; and

         o an increase of approximately $335,000 in web site technology and development expenses.

These increases were partially offset by a decrease of approximately $820,000 in advertising expenses.

         Interest Expense

         Interest expense decreased from $1.9 million in 2001 to $468,000 in 2002. This decrease was due to the repayment of certain outstanding loan balances in the second quarter of 2001.

         Other Income (Expense)

         Other income decreased from $375,000 in 2001 to $236,000 in 2002. This decrease resulted primarily from the write off of certain unamortized software development expenses of approximately $122,000.

Liquidity and Capital Resources

         Net cash provided by operating activities during the nine months ended September 30, 2002 was $1.9 million, resulting primarily from the net income from operations after adjusting for the noncash items of depreciation and amortization. Net cash used in investing activities during the nine months ended September 30, 2002 was $7.2 million, resulting primarily from the purchase of fixed assets and investment in software development projects. Net cash used in financing activities during the nine months ended September 30, 2002 was $1.1 million, resulting primarily from payments made with respect to an outstanding loan.

         At September 30, 2002, we had approximately $15.5 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

         We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the largest portion of our test preparation revenue in the third quarter. We also expect that the electronic application revenue from the business we acquired from Embark will be highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our outstanding long-term debt bears interest at fixed rates. We do not currently hold or issue derivative financial instruments or derivative commodity instruments.

         Royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.  Disclosure Controls and Procedures

         Within 90 days prior to the date of this report, the company performed an evaluation under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures were effective.

         There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the company completed its evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

                                           The Princeton Review, Inc.

                                           By  /s/ Stephen Melvin
                                               ----------------------------
                                               Stephen Melvin
                                               Chief Financial Officer and
                                               Treasurer
                                               (Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer)

November 13, 2002

                                  CERTIFICATION

         I, John S. Katzman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Princeton Review, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                    /s/ John S. Katzman
                                           ------------------------------------
                                           John S. Katzman
                                           Chairman and Chief Executive Officer

                                  CERTIFICATION

         I, Stephen Melvin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Princeton Review, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                          /s/ Stephen Melvin
                                          -------------------------------------
                                          Stephen Melvin
                                          Chief Financial Officer and Treasurer