Form 10-K
period 2002-12-31
PRINCETON REVIEW INC
filed 2003-03-28
CIK 1113668

________________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

             [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-32469
                              -------------------

                           THE PRINCETON REVIEW, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                   DELAWARE                                      22-3727603
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                2315 BROADWAY
              NEW YORK, NEW YORK                                   10024
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 874-8282
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common stock, $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

    The aggregate market value of registrant's common stock held by non-affiliates, based upon the closing price of the common stock on June 28, 2002, as reported by the Nasdaq National Market, was approximately $80 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The registrant had 27,274,210 shares of $0.01 par value common stock outstanding at March 25, 2003.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant's 2003 Meeting of Stockholders to be held on June 11, 2003.

________________________________________________________________________________

                               TABLE OF CONTENTS

                                   PART I

Item 1.     Business....................................................    2
Item 2.     Properties..................................................   27
Item 3.     Legal Proceedings...........................................   27
Item 4.     Submission of Matters to a Vote of Security Holders.........   27

                                   PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
              Matters...................................................   27
Item 6.     Selected Financial Data.....................................   28
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   30
Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risk......................................................   42
Item 8.     Financial Statements and Supplementary Data.................   42
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................   76

                                  PART III

Item 10.    Directors and Executive Officers of the Registrant..........   76
Item 11.    Executive Compensation......................................   76
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   76
Item 13.    Certain Relationships and Related Transactions..............   76
Item 14.    Controls and Procedures.....................................   76

                                   PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   76
Signatures  ............................................................   81

                                     PART I

    All statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as 'believe,' 'intend,' 'expect,' 'may,' 'could,' 'would,' 'will,' 'should,' 'plan,' 'project,' 'contemplate,' 'anticipate' or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, the factors described under the caption 'Risk Factors' and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1. BUSINESS

OVERVIEW

    We provide integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We were founded in 1981 by our Chairman and Chief Executive Officer, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we believe we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most of the other major post-secondary and graduate admissions tests. In 2002, we and our franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 112,000 students in over 500 locations in the United States and abroad, from which we derived the majority of our revenue.

    In the last three years, we have complemented our core products with a range of online services. During 2000, we significantly enhanced the content and functionality of our Review.com (now Princetonreview.com) Web site, which provides students, parents and counselors free access to a comprehensive source of academic admissions information and tools. In July 2000, we introduced Princeton Review Online, our Internet-based test preparation courses, which can function as stand-alone alternatives to our classroom-based courses or can be combined with our classroom-based courses to provide the optimal test preparation mix for each student. In August 2000, we began selling our Homeroom.com Internet-based subscription service to K-12 schools. This service is designed to provide academic assessment and remediation tools for children in grades three through 12 to help them and their teachers prepare for the state-mandated assessments that have become a mainstay in K-12 education. Finally, in October 2001, we acquired the assets of Embark.com, Inc., a leading provider of online college and graduate school information and application services to students and academic institutions. The acquisition of Embark's business, which was integrated into our Admissions Services division in 2002, provided us with a new line of Web-based application and admissions management products that we offer to post-secondary academic institutions and positioned us as the leading online provider of college and graduate school information and application services.

    We also receive royalties and other fees from more than 190 book and software titles authored by us and published primarily by Random House, Inc. and from Princeton Review branded test preparation content for kindergarten through twelfth grade, or K-12, textbooks and workbooks published by The McGraw-Hill Companies, Inc.

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

   o The Admissions Services division, founded in 1986 as our publishing division, sells our Web-based applications and admissions management products to educational institutions and operates our Princetonreview.com Web site, which brings together potential applicants and their families, guidance counselors and colleges and graduate schools to exchange information and facilitate the recruitment, application and admissions process. This division also authors more than 190 print and software titles on test preparation, college selection and related topics published primarily by Random House.

   o The K-12 Services division, founded in 1998, sells our Homeroom.com online subscription service, print-based test preparation materials and face-to-face instruction services to K-12 schools and school districts to help primary and secondary school students and teachers meet state standards and prepare for state-mandated assessments. This division also authors workbooks and creates Princeton Review branded content for textbooks published by McGraw-Hill.

    We were incorporated in Delaware in March 2000 and are the successor to a number of affiliated entities operating under the Princeton Review name, the first of which was formed in 1981. Our Internet address is www.princetonreview.com. On our Investors web site, located at www.princetonreview.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investors web site are available free of charge.

OUR PRODUCTS AND SERVICES

Test Preparation Services Division

    In 2002, we and our franchisees provided test preparation courses and tutoring services to more than 112,000 students in over 500 course locations in 42 states and 14 countries. We provide test preparation courses to students taking the following major U.S. standardized tests:

SAT                                                  LSAT (Law School Admissions Test)
GMAT (Graduate Management Admissions Test)           MCAT (Medical College Admissions Test)
GRE (Graduate Record Examination)                    ACT (American College Test)
TOEFL (Test of English as a Foreign Language)        PSAT
USMLE (United States Medical Licensing Examination)  SAT II

    In addition to offering our standardized test preparation courses to individual students, we also offer our SAT, SAT II and ACT test preparation services to the institutional educational market by entering into contracts with high schools and school districts to provide test preparation services to their students.

    Through Princeton Review 121, a one-to-one, high-end admissions counseling and tutoring service, we also provide individual customers specific and concentrated assistance with test preparation and the college admissions process.

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

    Our Online Course Offerings

    We have developed the following online products to supplement our classroom-based courses and to serve as fully functional stand-alone online test preparation courses:

   o Tester. Tester is a computer adaptive testing engine we developed for offering online testing and diagnostic services. Students taking our courses can log on to Princetonreview.com to review sample questions and take full-length preparatory exams that simulate actual exams. Tester also analyzes the students' results and tracks their progress.

   o Online tools integrated into classroom-based courses. Our traditional test preparation courses offer students the option to complete drills and answer sample questions online as well as take model exams over the Internet through the Tester service. Students can also communicate with us directly online.

   o Princeton Review Online courses. In July 2000, we launched Princeton Review Online to provide an alternative to our classroom-based courses. Princeton Review Online courses follow the classroom-based course syllabus and include asynchronous and on-demand synchronous interactive 'classes,' scheduled small-class real time workshops with our instructors, live customer service available 24 hours per day, seven days per week and our Tester service. Princeton Review Online courses are currently available for the SAT, GMAT, LSAT, GRE, ACT and USMLE.

Admissions Services Division

    Our Web-Based Products and Services

    We sell a wide range of Web-based products and services to higher education institutions to help them automate and manage many phases of the student recruitment and admissions process. We also sell our ECOS product, a customizable Web-based guidance tool, to high schools.

    On our Princetonreview.com Web site we provide a comprehensive source of information about colleges and graduate schools, the school selection, admissions, and financial aid process and information about choosing a major and career path. Our interactive tools are designed to assist students in researching, selecting, discussing, financing and applying for their higher education.

    The following are some of the major products, services and tools available to the higher education institutions and high schools that purchase our Web-based products and the students, parents and educators who use our free online resources:

    For Post Secondary Institutions. We sell academic institutions a broad range of Web-based products on a subscription basis.

   o Online Admissions and Recruiting Forms. We provide several online application packages to assist colleges and graduate schools in making their application and recruiting processes more effective and efficient by developing, customizing and hosting online applications and recruiting forms. We develop and then post application forms on our Web site and on colleges' and graduate schools' Web sites. We facilitate the electronic submission of applications by prospective students and manage the application process by sending confirmation notices and processing online payment of application fees and facilitating the posting of admissions decisions online.

   o Application Management Solutions. Our application management solutions offer admissions offices effective tools for monitoring and communicating with prospects and applicants throughout the application process. Our products enable admissions officers to evaluate their applicant pool as applications are submitted so that immediate adjustments in recruiting efforts may be made. Our application management solutions also permit admissions officers to communicate with prospects and applicants by sending personalized e-mails about the status of applications, upcoming events and pending deadlines.

   o Interview and Event Management Tools. We assist admissions offices in the scheduling and management of interviews and recruiting events. Our interview and event management products enable admissions offices to post interview and event schedules on the Internet, to facilitate online registration, and to send automated reminders, confirmations, invitations and other communications about interviews and events.

   o Data Integration Systems. We assist colleges and graduate schools in transferring the data generated from our online application products to their student information systems so that they can maximize the use of the data provided during the application process. We provide custom data files of prospect and applicant data so that admissions officers may download applicant data directly into their schools' own student information systems. This service helps colleges and graduate schools reduce the time, effort and error associated with manual entry of data from paper applications.

   o Marketing Products and Services. We offer various marketing products and services that assist colleges and graduate schools in recruiting students. Colleges and graduate schools may include a customized profile, newsletters and banner ads on our Web site and in our newsletters and books, and also may sponsor content on our Web site and in our newsletters. We work with colleges and graduate schools to send highly targeted mail and e-mails to student users who have asked to receive information from colleges and graduate schools. Our electronic inquiry management system automates responses to inquiries about the schools, such as electronically sending requests for applications to a fulfillment company. Through several strategic partnerships, we offer colleges and graduate schools focused options to recruit minority students.

    For Secondary Schools and Community Organizations. We sell high schools our Education and Career Opportunities System, or ECOS, product, on a subscription basis. ECOS is a Web-based program that solicits information from high school students about their career plans and choices. The product enables counselors to be actively involved in career guidance and application management by giving them access to their students' career information and educational interests. With ECOS, counselors can review students' interests and career plans, as well as monitor their progress on completion of applications. Counselors may also use ECOS to send targeted messages to individuals or groups with particular interests and to provide customized lists of suggested colleges. ECOS enables district and state administrators to track their entire student populations and compare the success of each class to prior classes. With ECOS, students and parents have access to current information about, and a search engine for researching, careers, colleges, majors, financial aid and life skills.

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

   o Counselor-O-Matic. This tool helps students narrow down their college list. Users provide answers to questions about their academic history, geographic preferences and areas of interest, and Counselor-o-Matic recommends five 'safety schools,' five 'good matches,' and five 'reach schools.'

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

   o Electronic Applications. We host several hundred electronic applications on our Web site for admission into two-year and four-year undergraduate programs, graduate schools, business schools, law schools, medical schools, career and technical schools, and fellowship or scholarship programs. Online applications are fast, easy, and secure. Once a user enters and saves his or her personal information on an electronic application, that information pre-populates all subsequent applications, saving the user significant time.

   o Financial Center. Financial Center helps college and graduate school applicants and parents secure the financing to pay for school. They can obtain expert advice, get help in filling out the required forms and perform necessary calculations with customized tools. We also have electronic alternative loan applications available from our preferred partner banks and resources to help students open an online bank account, find insurance that they may need in school and apply for credit cards.

   o College and graduate school admissions discussion boards. We provide a forum for students to discuss college and graduate school admissions experiences and obtain advice from Princeton Review moderators.

    Our Publications and Software

    Our Admissions Services division also authors more than 190 print and software titles under the Princeton Review brand. Our books are sold primarily through Random House, from which we collect fees from advances, royalties, and editing and marketing arrangements. We also provide content for use in software and collect royalties on sales. Examples of the books, magazines and educational software products developed by the Admissions Services division include the following:

TOPIC                                                TITLES
-----                                                ------
Test Preparation Books                               Cracking the SAT
                                                     Cracking the GMAT
                                                     Cracking the GRE
College and Graduate School Guides                   The Best 345 Colleges
                                                     The Complete Guide to Business Schools
General Reference Publications                       WordSmart
                                                     WordSmart, Jr.
                                                     MathSmart
                                                     The Anatomy Coloring Workbook
Test Preparation and Educational Software            The Princeton Review: Inside the SAT
                                                     and ACT 2003 Edition

K-12 Services Division

    Services for Schools

    Our K-12 Services division provides a number of services to schools to help them help their students meet state standards and improve outcomes on state-mandated assessments. These services include Homeroom.com, our online subscription service, face-to-face instruction and print products. We offer schools the flexibility to purchase any combination of these services that they choose.

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

    Homeroom.com is currently focused on math, reading and language arts in grades three through 12. It is available nationally and can be customized for use in all fifty states.

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

    Homeroom.com allows administrators to:

   o create benchmark tests for schools or districts online, and keep track of the status of their assignments; and

   o assess the performance of students on a teacher, school, or district basis.

    Our face-to-face instruction is offered to teachers to improve their knowledge of state assessments, data-driven instruction and test-taking strategies geared to help student performance. Teacher instruction also guides teachers in the successful integration of our products, such as Homeroom.com, workbooks and printed tests. Instruction offered directly to students focuses on improving the skills mandated by state standards and measured by state assessments as well as general test-taking skills.

    Our print products include simulated state tests that are designed to allow students to practice the test taking experience of their state-mandated exam. Diagnostic reports provide teachers and administrators the ability to benchmark student performance. The data provided allows instructors to focus on those areas diagnosed as weak before the state-mandated exam is given. Test preparation books are available for a number of state exams and can be sold to schools or through retail channels. Custom workbooks can be created to support districts' after school and summer school programs.

    Our Agreement with McGraw-Hill

    Under our agreement with McGraw-Hill, our K-12 Services division develops content and provides editorial services to McGraw-Hill educational publishing units. Through this exclusive relationship, we author workbooks and textbook questions for McGraw-Hill that are designed to correspond to the material covered by various state-mandated assessments. We also provide editorial review of McGraw-Hill educational materials to ensure that sample test questions and other testing information are accurate and aligned with state or national standards. Our contract with McGraw-Hill expires in September 2003.

OUR FRANCHISED OPERATIONS

    Our classroom-based courses and tutoring services are provided through company-operated locations and through our independent franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty of 8% of their cash receipts collected under the Princeton Review name, an additional royalty of 2% of their cash receipts, which is allocated to an advertising fund that we also contribute to, and a per student fee for use by their students of our online supplemental course tools. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 6% of our total 2002 revenue.

    Our franchisees do not provide our Princeton Review Online courses. However, to the extent we provide our Princeton Review Online courses to customers residing within the exclusive jurisdictions of our franchisees, we pay those franchisees a royalty of 15% of all of our revenue derived from selling Princeton Review Online courses to students residing in their territories, net of certain administrative expenses. We have not entered into any such royalty arrangements with our franchisees for our other Internet-based products and services.

    As of December 31, 2002, we had 9 franchisees operating 19 offices under the Princeton Review name in the United States and 19 offices operated by franchisees in 12 additional countries.

    Our domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

                          NUMBER OF                                 NUMBER OF
    STATE                 COUNTIES              STATE               COUNTIES
    -----                 --------              -----               --------
    California                8                 Nevada                       1
    Colorado                  7                 New York                     5
    Connecticut               5                 North Carolina               5
    Florida                  57                 Ohio                         2
    Illinois                  5                 Pennsylvania                 4
    Massachusetts             4                 Puerto Rico                 78
    Michigan                  3                 Rhode Island                 5
                                                Tennessee                   95

    Our international franchises are located in China, India, Israel, Japan, Mexico, Pakistan, Singapore, South Korea, Taiwan, Thailand, Turkey and The United Arab Emirates. In 2002, we sold new franchises in China, Israel, Pakistan and The United Arab Emirates. We intend to continue to expand our international presence through the sale, in the next several years, of additional franchises, primarily in Asian and Middle Eastern markets.

    We are not currently offering any new domestic franchises. Over the last several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, as more fully described below under 'Acquisitions and Strategic Investments.'

ACQUISITIONS AND STRATEGIC INVESTMENTS

Recent Acquisitions

    Embark

    In October 2001, we acquired substantially all of the operating assets of Embark.com, Inc., a developer of online products and services for the college and graduate school admissions market. The acquired business consisted primarily of Embark's customer contracts with academic institutions and its technological platform for submitting electronic applications and related services. The purchase price paid by us at closing consisted of 875,000 shares of our common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness and approximately $2.1 million in other assumed liabilities of Embark, consisting primarily of deferred revenue relating to customer contracts assumed by us, net of acquired receivables of approximately $1.0 million. In accordance with the earn-out provisions entitling Embark to additional consideration based on the performance of the acquired business, Embark earned a payment of 9,128 shares of our common stock and approximately $1.2 million in cash, based on the revenue performance of the acquired business through 2002, and will receive additional cash consideration based on revenue performance for the first half of 2003. In addition to the purchase price, in connection with the transaction, we made a $1.8 million loan to Embark, which is secured by 300,000 of the shares of our common stock that Embark received as part of the purchase price. The approximate $1.2 million earn-out was applied against the loan balance. All future cash payments to Embark based on the future revenue performance of the acquired business are contractually required to be used by Embark to repay the outstanding loan, until such time as the loan is repaid in full.

    Franchise Acquisitions

    In the last three years, we also completed acquisitions of the businesses of a number of our former domestic franchisees. In October 2002, we completed a small acquisition involving the assets of Princeton Review of St. Louis, one of our franchisees that provided test preparation courses in Missouri, for a purchase price of approximately $850,000, of which approximately $470,000 was financed with a note to the sellers. In June 2001, we acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in Texas, Arizona, Oklahoma, Louisiana and New Mexico under franchise agreements with us, for a purchase price of approximately $6.3 million. We financed approximately $4.8 million of the purchase price under our then existing line of credit and issued a subordinated promissory note to the seller for the remaining approximately $1.5 million. In early March 2001, we acquired the assets comprising the businesses of Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. We financed approximately $10.2 million of the purchase price under our then existing line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In early March 2001, we also purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under our then existing line of credit. Princeton Review Peninsula provided test preparation courses in several counties in California. Finally, in the third quarter of 2000, we acquired the assets of two other franchisees, Princeton Review of

Hawaii, Inc. and Princeton Review of Quebec, Inc., for a combined cash purchase price of $320,000.

Strategic Investments

    We have made a number of strategic investments that we hope will facilitate the growth of our business and expand our presence on the Internet, including ownership interests in the following companies:

   o Student Advantage, Inc. We invested in Student Advantage, now a publicly owned college marketing company, in 1995, and owned approximately 1.5% of its outstanding stock as of November 1, 2002. As of March 25, 2003, the aggregate public market value of our stock of Student Advantage was approximately $4,770. In addition, we maintain a strategic relationship with Student Advantage, which gives us the right to use some of its content on our Web site and to serve as its exclusive test preparation provider.

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

   o Schoolnet Inc. We currently own approximately 5% of SchoolNet, a privately held education technology solutions company. We maintain a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of our Homeroom.com product called 'Homeroom Inside.' We have also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of Homeroom.com.

    We intend to continue to pursue strategic acquisitions that will help us further expand our product offerings or grow geographically. We expect our acquisition focus to be on companies with complementary products or services, including those businesses operated by our remaining domestic franchisees that we can acquire on favorable terms. From time to time, we may also seek to make additional investments in businesses with which we want to build strategic relationships. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock. Currently, we do not have any agreements or commitments to consummate additional acquisitions or investments.

SALES AND MARKETING

    The majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes our test preparation books and trade books, and McGraw-Hill, which publishes K-12 textbooks and workbooks that contain our branded materials. We also maintain an institutional sales force and engage in some national and local advertising.

    In the last several years, we have substantially increased our sales and marketing efforts in order to market and support our newer products and services, such as our Web-based application and admissions management products, our Homeroom.com subscription service and other K-12 products and our online test preparation offerings. Our sales and marketing activities by division are as follows:

    Test Preparation Services Division. Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our regional phone centers counsel students and parents regarding specific courses. Our Princeton Review 121 admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We recently increased our sales force to conduct sales of our test preparation services to schools and other educational institutions. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.

    Admissions Services Division. Admissions Services has a dedicated sales and marketing force that actively solicits secondary schools and post-secondary institutions to subscribe to our Web-based products and services. Historically, we have built our user base and volume through branding efforts with other media and word-of-mouth. To attract users to our Web site, we market to students, parents, counselors and admissions officers through attendance at educational trade shows and conferences, offline and online direct mail, sponsorships, keyword buys and syndicated licensing of content. Additionally, we will seek to maintain and expand our current strategic relationships with Yahoo, MSN, Community Connect and Vault.com.

    K-12 Services Division. We are marketing our K-12 services to schools and school districts through a number of channels, including national conferences, direct mail, electronic media and telemarketing. Our K-12 Services division has a sales and marketing force of approximately 30 people, including two independent sales representatives. Homeroom.com is also integrated in the offerings of, and sold by, our business partners such as Plato Learning, SchoolNet and bigchalk.com.

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

    Admissions Services Division. Since launching our Review.com (now Princetonreview.com) Web site in 1994, we have continually expanded the material available and made improvements to its content and functionality. The online informational materials and tools are developed and enhanced by our authors and design engineers, through strategic partnerships with third parties and through feedback from guidance and admissions counselors. We regularly modify and enhance our Web site to provide students, parents and guidance counselors with additional information and interactive tools designed to assist them with the school selection, admissions and financial aid processes. We also continually strive to provide our educational institution subscribers with more effective ways to reach potential applicants, and streamline and manage the various facets of the admissions process. To this end, we periodically refine our Web-based admissions and application management solutions to provide our higher education institution customers with the most technologically advanced and flexible products possible. Finally, our publications are frequently updated by our staff and freelance authors and editors to ensure that new editions are up to date and include the most current information available on standardized test preparation, college and graduate school information and various other related subjects covered by our publications.

    K-12 Services Division. We rely on a team of teachers, educational experts and developers to research, design and enhance our K-12 educational products, which include workbooks, live courses, practice tests, professional development seminars and Homeroom.com. Our workbooks, live courses, and professional development seminars are designed to provide customized and highly focused, targeted instruction to improve student performance. We believe that the following product design traits differentiate Homeroom.com from products offered by our competitors:

   o unique combination of assessment tools and in-depth individualized remediation resources provides students and teachers with an efficient means of identifying specific weaknesses and then correcting them;

   o a large question pool aligned with the skills tested on state-mandated assessments based on the state in which the user resides, and tools to further build and refine the question pool; and

   o Homeroom is designed to work with the existing curriculum rather than alter or supplant it.

    Our focus in the K-12 Services division is to continue to increase both the depth and breadth of Homeroom's question pool and remediation library and to continue to expand and refine our print-based materials, training and after school programs. We seek to design our K-12 offerings to afford schools and school districts the highest degree of flexibility possible in the mix of products they choose to purchase from us.

SIGNIFICANT CUSTOMERS

    Royalties, advances and other fees from services rendered by us to McGraw-Hill represented approximately 4% of our revenue in 2002 and 7% of our revenue in 2001. Revenue from McGraw-Hill represented approximately 36% of the revenue reported in our K-12 Services division in 2002 and 82% of the revenue reported in that division in 2001. Royalties, advances and other fees from books authored by us and published and distributed by Random House represented approximately 4% of our revenue in each of 2002 and 2001. Revenue from Random House represented approximately 25% of the revenue reported in our Admissions Services division in 2002 and 28% of the revenue reported in that division in 2001. Additionally, one of our customers in the K-12 services division accounted for approximately 14% of the revenue of that division in 2002.

COMPETITION

    The markets for our educational products and services are fragmented and highly competitive. Companies in our offline educational markets are well established, and we believe they will expand their offerings into our online markets, if they have not already done so. As a result, we expect competition from both new and established companies to intensify in the future across all of our target markets. We compete directly and indirectly with the following types of companies:
                                       12

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

        Companies offering products and services focused on the K-12 education market. Our K-12 Services division faces competition from many companies that provide student assessment, tutoring and remediation services, including Internet and software based services, to schools and students in the increasingly competitive K-12 education market.

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

        Non-profit and membership organizations. We also face competition from several non-profit and other organizations that offer both face-to-face and Internet-based products and services to assist individuals and educational organizations with counseling, marketing and applications. These organizations also provide online information and advice to students.

    We believe that the principal competitive factors in our markets include the following:

   o brand recognition;

   o ability to demonstrate measurable results;

   o availability of integrated online and offline solutions;

   o ability to achieve a critical mass of students, parents and educational institutions online;

   o overall quality of user experience;

   o speed in the introduction of new services;

   o quality of materials and teachers;

   o alignment of offerings with specific needs of students, parents and educators; and

   o value and availability of products and services.

    We believe that our primary competitive advantages are our well-known and trusted Princeton Review brand, our extensive experience in test preparation and admissions and our innovative, high-quality educational products and services. We also believe that our ability to attract students, parents and educators to our highly trafficked Princetonreview.com Web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education market. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

    To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. However, compliance with federal, state and international franchise laws can be costly and time consuming, and we cannot be certain that we will not encounter delays, expenses or other difficulties in this area.

EMPLOYEES

    As of December 31, 2002, we had 470 full-time employees, including 87 in content and editorial, 43 in administration, finance and human resources, 59 in information systems, 37 in marketing, 43 in sales and sales support and 201 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 2,700 part-time employees, comprised mainly of teachers.

    None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

OUR RESTRUCTURING

    Until March 31, 2000, we operated as an S corporation with four majority owned limited liability company subsidiaries. On April 1, 2000, we completed a corporate restructuring in order to eliminate minority interests in our subsidiaries, provide all equity holders with a common interest in our company and otherwise facilitate our initial public offering. As part of our restructuring, all stockholders of the S corporation and all the minority equity interest holders in our subsidiaries, contributed their interests to a newly formed holding company in exchange for shares of common stock of the holding company. As a result of this restructuring, our status as an S corporation terminated. Our current structure is that of a holding company with six wholly owned subsidiaries. For additional information about our restructuring, see
Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND MAY NOT BE ABLE TO SUSTAIN OR INCREASE PROFITABILITY IF WE ARE UNABLE TO SUBSTANTIALLY INCREASE REVENUE FROM OUR NEWER PRODUCTS, IN WHICH CASE THE MARKET PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

    We have significantly increased our operating expenses over the last several years in order to grow our existing Internet operations, introduce and expand new Internet-based products and expand into new lines of business. As a result, we have incurred significant losses in these periods. As of December 31, 2002, we had an accumulated deficit of approximately $34.6 million. We incurred net losses of approximately $1.1 million for the year ended December 31, 2002 and $10.3 million for the year ended December 31, 2001.

    We returned to profitability on a quarterly basis only in the third and fourth quarters of 2002. In order to grow as currently contemplated and sustain and increase profitability, we will need to derive an increasing portion of our revenue from our newer businesses, consisting of our K-12 services and our Web-based Admissions Services products, while at the same time effectively controlling costs. If we are unable to do this, we will be unable to execute our current business plan and our operating results may be adversely affected. In order to increase revenue from these newer businesses we must, among other things, successfully:
                                       15

       o continue to increase market acceptance by educators, students and parents of our K-12 services, including continuing to grow the subscriber base of Homeroom.com while increasing subscription fees and renewal rates;

       o continue to grow our revenue from higher education institutions that purchase our Web-based products and services; and

       o increase the number of students, parents and educators visiting our Web site.

    If we are unable to achieve these objectives, we may fail to sustain or increase profitability in subsequent periods, in which case the market price of our common stock may be adversely affected.

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

OUR BUSINESS MAY BE DIFFICULT TO EVALUATE BECAUSE WE HAVE LIMITED EXPERIENCE GENERATING REVENUE FROM SOME OF OUR NEWER PRODUCTS.

    We have a limited operating history with some of our newer products. Our Princeton Review Online test preparation courses and our K-12 products were first introduced in 2000. The business we acquired from Embark in October 2001 also represents a new form of revenue stream for us. Because of our limited operating history with these businesses, our overall business may be difficult to evaluate.

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

       o companies that provide K-12 software, Internet-based and other educational assessment and remediation products and services to students, parents, educators and educational institutions;

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

    Some of our competitors that provide K-12 online education products may have more experience, larger customer bases and greater brand recognition in that market. Further, established companies with high brand recognition and extensive experience providing various educational products to the K-12 market may develop online products and services that are competitive with our Homeroom.com subscription service.

NEGATIVE DEVELOPMENTS IN SCHOOL FUNDING COULD REDUCE OUR INSTITUTIONAL REVENUE.

    We expect to derive a growing portion of our revenue from sales of our products and services to educational institutions, including our K-12 and ECOS products. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE FROM QUARTER TO QUARTER. THIS MAY RESULT IN VOLATILITY OR ADVERSELY AFFECT OUR STOCK PRICE.

    We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the largest portion of our test preparation revenue in the third quarter. The electronic application revenue from the business we acquired from Embark is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 services division may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

OUR QUARTERLY REVENUE AND OPERATING RESULTS ARE NOT INDICATIVE OF FUTURE PERFORMANCE AND ARE DIFFICULT TO FORECAST.

    Our quarterly operating results may not meet expectations of public market analysts or investors, which could cause our stock price to decline. In addition to the seasonal fluctuations described above, our operating results may vary from quarter to quarter in response to a variety of other factors beyond our control, including:

       o our customers' spending patterns, which, in some cases, are difficult to predict;

       o the timing of school districts' funding sources and budget cycles;

       o the timing of expirations and renewals of educational institution subscriptions;

       o variations in product mix;

       o the timing of corporate sponsorships and advertising; and

       o non-recurring charges incurred in connection with acquisitions or other extraordinary transactions.

    Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance and you should not rely on them to predict the future performance of our stock price. In addition, our past results may not be indicative of future performance because several of our businesses were introduced or acquired relatively recently.

TERMINATION OR INTERRUPTION OF OUR RELATIONSHIPS WITH MCGRAW-HILL OR RANDOM HOUSE COULD SIGNIFICANTLY REDUCE OUR REVENUE.

    Any termination of, or difficulties with, our relationships with McGraw-Hill or Random House could significantly reduce our revenue. We derive significant revenue from our services rendered to McGraw-Hill. These services consist of developing content for their K-12 textbooks and workbooks and other ancillary services. Revenue from McGraw-Hill represented approximately 4% of our revenue in 2002 and 7% of our revenue in 2001. Revenue from McGraw-Hill represented approximately 36% of the revenue reported in our K-12 Services division in 2002 and 82% of the revenue reported in that division in 2001. Our contract with McGraw-Hill is scheduled to expire in September 2003. While we expect to continue to provide certain services to McGraw-Hill following the expiration of this existing agreement, we can not predict at this time the extent of such services or the revenue we may derive from them. We rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 4% of our revenue in each of 2002 and 2001. Revenue from Random House represented approximately 25% of the revenue reported in our Admissions Services division in 2002 and 28% of the revenue reported in that division in 2001.

THE TERMS OF AN EXISTING CREDIT AGREEMENT RESTRICT US FROM ENGAGING IN MANY ACTIVITIES AND REQUIRE US TO SATISFY VARIOUS FINANCIAL TESTS, AND WE EXPECT THAT ANY SIGNIFICANT CREDIT ARRANGEMENTS OR FACILITIES WE OBTAIN IN THE FUTURE WILL CONTAIN SIMILAR RESTRICTIONS AND REQUIREMENTS.

    The credit agreement governing the indebtedness that we assumed as part of our acquisition of Embark's business contains covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, create liens, change our fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions. This credit agreement also requires us to maintain specific financial ratios. Events beyond our control could affect our ability to meet those financial ratios, and we cannot be certain that we will meet them. A breach of any of the covenants contained in the credit agreement could allow our lender to declare all amounts outstanding under the credit agreement to be immediately due and payable. We have pledged substantially all of our assets to our lender to secure the debt, and the debt is guaranteed by all of our subsidiaries.

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

    If our improvement and adaptation of our Internet-based products and services is delayed, results in systems interruptions or is not aligned with market expectations or preferences, our revenue growth could be adversely affected. The Internet is a rapidly evolving environment, and the technology used in Internet-related products changes rapidly. As Internet-based industries continue to experience rapid technological changes, we must quickly modify our solutions to adapt to emerging Internet standards and practices, technological advances, and changing user and sponsor preferences. Ongoing enhancement of our Web site and related technology will entail significant expense and technical risk. We may use new technologies ineffectively or fail to adapt our Web site and related technology on a timely and cost-effective basis.

IF WE ARE UNABLE TO RENEW OUR AGREEMENTS WITH OUR FRANCHISEES, OR IF OUR FRANCHISEES CONTEST OUR INTERPRETATION OF THOSE AGREEMENTS, OUR ABILITY TO OFFER OUR PRODUCTS IN OUR FRANCHISEES' TERRITORIES COULD BE ADVERSELY AFFECTED, WHICH COULD ADVERSELY AFFECT OUR REVENUE.

    If we are unable to renew our agreements on favorable terms with our franchisees, or if any of those franchisees contest our interpretation of our rights and obligations under these agreements, then our ability to deliver our products and services within their franchise territories could be hindered, and our revenue could be adversely affected. Through a series of franchise agreements and other agreements, our independent franchisees have various rights to provide test preparation products and services under the Princeton Review brand within specified territories, and to use our trademarks and other intellectual property in connection with providing these services. Similarly, we have various rights to market and sell our products and services in the franchisees' territories. Our agreements have been reviewed and renegotiated to accommodate our business goals and the goals of our franchisees as they have both developed over the years. The majority of our franchise agreements expire on December 31, 2005. Our agreements governing the royalty payment terms applicable when we offer our Princeton Review Online products to customers in franchisee territories expired on December 31, 2002. While we and our franchisees continue to operate in accordance with the framework of our prior agreements with respect to these royalties and we anticipate entering into renewals of these agreements shortly with all of our domestic franchisees through 2005, we currently do not have such written agreements in place.

WE RELY ON OUR RELATIONSHIPS WITH THIRD PARTIES TO ATTRACT VISITORS TO OUR WEB SITE. THESE RELATIONSHIPS MAY TERMINATE OR MAY NOT PRODUCE A SIGNIFICANT NUMBER OF VISITORS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY TO INCREASE OUR REVENUE.

    As we expanded our Internet-based businesses, we have expanded our contractual relationships with third party Web sites to attract a portion of the user traffic on our Web site. These relationships may terminate or may not produce a significant number of visitors, which could adversely affect our business and our ability to increase our revenue. We have entered into agreements with, MSN, Yahoo and the providers of other third party Web sites to either redirect their users to our Web site or to display our branded content and tools in order to drive co-registration on our Web site. There can be no assurance that we will be able to maintain these existing agreements. Our failure to maintain and fully capitalize on these existing relationships could reduce, or prevent us from increasing, the number of visitors to our Web site, which could make it more difficult for us to generate subscription revenue, market our products and attract corporate sponsors.

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

THE ABSENCE OF A FEDERAL REGISTRATION OF OUR 'THE PRINCETON REVIEW' SERVICE MARK AND TRADEMARK MAY MAKE IT MORE DIFFICULT AND EXPENSIVE FOR US TO PREVENT OTHERS FROM USING THE MARK AND COULD OTHERWISE SIGNIFICANTLY HARM OUR BUSINESS.

    We have used 'The Princeton Review' as our principal service mark since 1982. Although we applied to register the mark, our application for registration was opposed by Princeton University, and has since been abandoned. No one, including Princeton University, has objected to our use, as distinguished from federal registration, of 'The Princeton Review' as a service mark during the many years we have used it. The absence of a federal registration of our mark, however, may make the enforcement of our exclusive right to use the mark against possible future infringers more difficult and costly. In addition, if we are unable to prevent a competitor or another business from using 'The Princeton Review' or similar marks, then we could lose customers or suffer a dilution of the prominence of our principal mark. It is also possible that Princeton University could object to our continued use of the mark. Litigation involving our rights to 'The Princeton Review' marks could be costly, and we cannot predict with any certainty its outcome. Moreover, if we were prevented from using 'The Princeton Review' as our service mark or trademark and licensing the mark to our franchisees, our business would be significantly harmed.

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

WE MAY BE HELD LIABLE FOR THE CONTENT OF MATERIALS THAT WE AUTHOR, CONTENT AVAILABLE ON OUR WEB SITE OR PRODUCTS SOLD THROUGH OUR WEB SITE.

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

THE LOSS OF OUR SENIOR MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    We depend on the continued service of our senior management. The loss of any of our Chief Executive Officer, John Katzman, our President and Chief Operating Officer, Mark Chernis, or our Chief Financial Officer, Stephen Melvin, could materially adversely affect our business.

OUR BUSINESS MAY BE HARMED BY ACTIONS TAKEN BY OUR FRANCHISEES THAT ARE OUTSIDE OUR CONTROL.

    Approximately 6% of our 2002 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. The quality of franchised test preparation operations may be diminished if our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, or do not hire and train qualified managers or instructors. As a result, our image and reputation may suffer and our revenue could decline.

FRANCHISE REGULATIONS COULD LIMIT OUR ABILITY TO TERMINATE OR REPLACE UNPRODUCTIVE FRANCHISES, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, AND COULD LIMIT OUR ABILITY TO EXPAND INTERNATIONALLY THROUGH FRANCHISING.

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

    Compliance with federal, state and international franchise laws can be costly and time consuming, and we cannot be certain that we will not encounter delays, expenses or other difficulties in this area. Further, the nature and effect of any future legislation or regulation of our franchise operations cannot be predicted.

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

INTEREST EXPENSE AND OTHER CHARGES RELATED TO OUR RECENT ACQUISITIONS COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

    In connection with our acquisitions of the businesses of Embark and several of our franchisees over the last three years, we incurred indebtedness in an aggregate amount of approximately $33.6 million, a portion of which was repaid from the proceeds of our initial public offering. As of December 31, 2002, approximately $7.0 million of this indebtedness remained outstanding, bearing interest at a weighted average interest rate of approximately 7.6% per year. Interest expense associated with this indebtedness will increase our net loss or reduce our earnings.

    Additionally, in connection with these acquisitions, we recorded a total of approximately $31.2 million of goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142
(SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any such write down would adversely affect our operating results. We adopted SFAS 142 as of January 1, 2002. As of December 31, 2002, we had unamortized goodwill of $30.0 million related to these acquisitions.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT COULD DILUTE THE EQUITY INTEREST OF OUR STOCKHOLDERS, INCREASE OUR DEBT OR CAUSE US TO ASSUME CONTINGENT LIABILITIES, ALL OF WHICH MAY HAVE A DETRIMENTAL EFFECT ON THE PRICE OF OUR COMMON STOCK. IF ANY ACQUISITIONS ARE NOT SUCCESSFULLY INTEGRATED WITH OUR BUSINESS, OUR ONGOING OPERATIONS COULD BE NEGATIVELY AFFECTED.

    We may acquire the businesses of our remaining domestic franchisees or other businesses, products or technologies in the future. To facilitate future acquisitions, we may take actions that could have a detrimental effect on our financial condition, results of operations or the price of our common stock, including:

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

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY BE HARMED.

    In recent periods we have significantly increased our work force, introduced a number of new products, made substantial enhancements to our existing products and consummated several acquisitions. At December 31, 2002, we had 470 full time employees, as compared with 335 full time employees at December 31, 2000. This recent growth has placed, and our anticipated growth in future operations will continue to place, significant demands on our management, and strain our operational, financial and technological resources. We expect that further expansion of our operations will be required to successfully implement our business strategy, including the continued enhancement of our product and service offerings and the potential consummation of additional strategic acquisitions. In order to manage our growth effectively, we must continue to improve our operational, management and financial systems, procedures, and controls on a timely basis. If we fail to manage our growth effectively, our business could be materially and adversely affected.

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

IF WE EXPERIENCE SYSTEM FAILURES, OUR REPUTATION MAY BE HARMED AND USERS MAY SEEK ALTERNATE SERVICE PROVIDERS CAUSING US TO LOSE REVENUE.

    If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Substantially all of the computer hardware for operating our Web site is currently located at our headquarters in New York, New York. Accordingly, our Internet operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. We do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems.

    In addition, the system failures of third party Internet service providers, online service providers and other Web site operators could produce interruptions in our service for those users who access our services through these third party providers. Service interruptions could reduce our revenue and our future revenue will be harmed if our users believe that our system is unreliable.

IF OUR COMPUTER SYSTEMS ARE UNABLE TO ACCOMMODATE A HIGH VOLUME OF TRAFFIC ON OUR WEB SITE, THE GROWTH OF OUR REVENUE COULD BE REDUCED OR LIMITED.

    If the volume of traffic on our Web site increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products and services of our competitors and the growth of our revenue could be reduced or limited. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our Web site, the satisfactory performance, reliability and availability of our Web site, processing systems and network infrastructure are critical to our reputation and our ability to serve our customers. If the volume of traffic on our Web site continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. While slower response times have not had a material effect on our results of operations to date, our Web sites have in the past and may in the future experience slower response times due to increased traffic.

FUTURE REGULATIONS OR THE INTERPRETATION OF EXISTING LAWS PERTAINING TO THE INTERNET COULD DECREASE THE DEMAND FOR OUR PRODUCTS OR INCREASE THE COST OF DOING BUSINESS.

    Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business. We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services. In particular, we must comply with the Children's Online Privacy Protection Act, which, as implemented, mandates that we obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Future laws or regulations may relate to information retrieved from or
                                       23
transmitted over the Internet, consumer protection, online content, user privacy, taxation and the quality of products and services. Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

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

WE HAVE ANTI-TAKEOVER PROTECTIONS, WHICH MAY DISCOURAGE OR PREVENT A TAKEOVER OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

    Certain provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for another company to acquire us, even if a takeover would benefit our stockholders. The provisions in our corporate documents:

   o authorize the issuance of 'blank check' preferred stock that could be issued by our board of directors to increase the number of outstanding shares, making a takeover more difficult and expensive;

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

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING EXECUTIVE OFFICERS AND DIRECTORS MAY MAKE IT MORE DIFFICULT FOR OTHER STOCKHOLDERS TO INFLUENCE SIGNIFICANT CORPORATE DECISIONS AND MAY HINDER A CHANGE OF CONTROL.

    As of March 25, 2003, our present directors and executive officers and their affiliates beneficially owned approximately 39% of our outstanding common stock. In particular, John S. Katzman, our Chief Executive Officer, beneficially owned approximately 35% of our outstanding common stock. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

EXECUTIVE OFFICERS

    The following table sets forth information with respect to our executive officers as of March 27, 2003.

             NAME                AGE                           POSITION
             ----                ---                           --------
John S. Katzman................  43    Chairman and Chief Executive Officer
Mark Chernis...................  36    President, Chief Operating Officer and Secretary
Stephen Melvin.................  51    Chief Financial Officer and Treasurer
Stephen Quattrociocchi.........  40    Executive Vice President, Test Preparation Services
                                       Division
Linda Nessim-Rubin.............  35    Executive Vice President, Communications
Bruce Task.....................  52    Executive Vice President, Princeton Review Ventures
Steven Hodas...................  43    Executive Vice President, Strategic Development
Robert L. Cohen................  37    Executive Vice President, General Manager K-12 Services
                                       Division
Young J. Shin..................  36    Executive Vice President, General Manager Admissions
                                       Services Division
Curtis Brown...................  39    Senior Vice President, Chief Technical Officer

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

    Robert L. Cohen, Executive Vice President, General Manager K-12 Services division, joined us in March 2001. From 1985 to March 2001, Mr. Cohen was President of Princeton Review of New Jersey. Since 1986, Mr. Cohen has also co-owned and operated a number of other Princeton Review franchises. Mr. Cohen became an executive officer in connection with our acquisition of the businesses of Princeton Review of Boston and Princeton Review of New Jersey. Mr. Cohen attended Princeton University.

    Young J. Shin, Executive Vice-President, General Manager Admissions Services division, joined us in February 2003. From October 2002 to February 2003,
Mr. Shin served as the Chief Executive Officer of eduAdvisors, LLC, an education marketing company. In 1995, Mr. Shin co-founded Embark.com, Inc., a provider of online college and graduate school information and application services, the assets of which we acquired in October 2001. Mr. Shin served as Embark's Chairman of the Board from 1995 until February 2003, as Embark's Chief Technology Officer from 2000 to 2001 and its President and Chief Executive Officer from 1995 to 2000. From 1991 to 1994, Mr. Shin was a Technical Specialist and Consulting Practice Manager at Seer Technologies, Inc. a computer aided software company. Mr. Shin received a BS from Massachusetts Institute of Technology and a BS from Massachusetts Institute of Technology's Sloan School of Management.

    Curtis Brown, Senior Vice-President, Chief Technology Officer, joined us in July 2002. From 2000 to 2002, Mr. Brown served as Chief Technology Officer of Oxygen Media, Inc., a cable television, Internet and media company. From 1999 to 2000, Mr. Brown served as Chief
                                       26

Technology Officer of SkyMall, Inc., a specialty retailer that sells products via in-flight catalogues and an e-commerce Web site. From 1994 to 1999, Mr. Brown served as Senior Technical Director of N2K/CDnow, Inc., a company that promotes, markets and sells music on the Internet. Mr. Brown received a BA from New York University.

ITEM 2. PROPERTIES

    Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on August 31, 2010. As of December 31, 2002, we also leased an aggregate of approximately 217,000 square feet of office space for additional operations in New York, New York and our 39 regional offices located in Alabama, Arizona, California, Georgia, Hawaii, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, Ohio, Oregon, Pennsylvania, Texas, Washington, Washington D.C. and Canada.

ITEM 3. LEGAL PROCEEDINGS

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Price Range of Common Stock

    Our common stock has traded on the Nasdaq National Market under the symbol 'REVU' since our initial public offering on June 19, 2001. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.


FISCAL YEAR 2001:                                              HIGH     LOW
-----------------                                              ----     ---
Second Quarter (beginning June 19, 2001)....................  $11.10   $7.50
Third Quarter...............................................   11.10    5.88
Fourth Quarter..............................................    8.15    4.16

                                                               HIGH     LOW
FISCAL YEAR 2002:                                              ----     ---
First Quarter...............................................  $ 9.41   $6.70
Second Quarter..............................................   10.15    6.81
Third Quarter...............................................    9.00    4.75
Fourth Quarter..............................................    6.54    4.80

    As of March 25, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $4.30 per share. As of March 25, 2003, there were 99 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or 'street name' accounts through brokers.

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

    Securities Authorized for Issuance Under Equity Compensation Plans

    As of December 31, 2002, the following securities were authorized for issuance under our 2000 Stock Incentive Plan:

                                       NUMBER OF
                                   SECURITIES TO BE
                                      ISSUED UPON                             NUMBER OF SECURITIES
                                      EXERCISE OF        WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                      OUTSTANDING       EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                   OPTIONS, WARRANTS   OUTSTANDING OPTIONS,       UNDER EQUITY
PLAN CATEGORY                         AND RIGHTS       WARRANTS AND RIGHTS     COMPENSATION PLANS
-------------                         ----------       -------------------     ------------------
Stock incentive plan.............      2,413,362              $7.32                  124,638

    Recent Sales of Unregistered Securities

    On April 19, 2002, pursuant to the exercise of a call option in a limited liability company agreement, we issued 45,803 shares of our common stock to Educational Directions, Inc. in exchange for Educational Directions' 51% ownership interest in Princeton Review Carolinas, LLC. We issued these shares in reliance on the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933 as a transaction not involving a public offering.

    Initial Public Offering and Use of Proceeds from Sales of Registered Securities

    Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. Through the end of the reporting period covered by this Annual Report on Form 10-K, we have used approximately $19.6 million of the net proceeds from the initial public offering for working capital and other general corporate purposes and $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our previously existing credit facilities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The consolidated statement of operations data for each of the years ended December 31, 2002, 2001 and 2000, and the consolidated balance sheet data as of December 31, 2002 and 2001 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in
Note 1 to our consolidated financial statements.

                                                            YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                 2002       2001       2000      1999      1998
                                                 ----       ----       ----      ----      ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue
    Test Preparation Services................  $ 65,935   $ 53,936   $ 34,048   $30,126   $28,323
    Admissions Services......................    13,964      8,924      4,480     5,064     4,464
    K-12 Services............................     9,337      6,255      5,351     5,113       959
                                               --------   --------   --------   -------   -------
        Total revenue........................    89,236     69,115     43,879    40,303    33,746
                                               --------   --------   --------   -------   -------
Cost of revenue
    Test Preparation Services................    18,680     17,019     11,532     9,759     9,844
    Admissions Services......................     4,059      2,526        965     1,469     1,672
    K-12 Services............................     3,327      2,198        967     1,942       384
                                               --------   --------   --------   -------   -------
        Total cost of revenue................    26,066     21,743     13,464    13,170    11,900
                                               --------   --------   --------   -------   -------
        Gross profit.........................    63,170     47,372     30,415    27,133    21,846
Operating expenses
    Selling, general and administrative......    64,353     60,993     55,634    29,693    23,204
    Loss on extinguishment of debt...........        --      3,130         --        --        --
    Impairment of investment.................       344         --         --        --        --
                                               --------   --------   --------   -------   -------
        Total operating expenses.............    64,697     64,123     55,634    29,693    23,204
Loss from continuing operations..............    (1,527)   (16,751)   (25,219)   (2,560)   (1,358)
Gain on distribution/sale of securities and
  other assets...............................        --         --      7,597     1,049       732
Income from discontinued operations..........        --         --         --        --     3,524
Net (loss) income............................    (1,090)   (10,334)    (8,172)   (2,044)    2,109
                                               --------   --------   --------   -------   -------
Net (loss) income attributed to common
  stockholders...............................  $ (1,090)  $(14,599)  $(15,085)  $(7,711)  $ 1,575
                                               --------   --------   --------   -------   -------
                                               --------   --------   --------   -------   -------
Net (loss) income per share -- basic and
  diluted:
    Loss from continuing operations..........  $  (0.04)  $  (0.68)  $  (1.07)  $ (0.74)  $ (0.19)
    Income from discontinued operations......        --         --         --        --      0.34
                                               --------   --------   --------   -------   -------
Net (loss) income per share -- basic and
  diluted....................................  $  (0.04)  $  (0.68)  $  (1.07)  $ (0.74)  $  0.15
                                               --------   --------   --------   -------   -------
                                               --------   --------   --------   -------   -------
Weighted average basic and diluted shares
  used in computing net (loss) income per
  share......................................    27,239     21,383     14,075    10,404    10,404
                                               --------   --------   --------   -------   -------
                                               --------   --------   --------   -------   -------

                                                              AS OF DECEMBER 31,
                                               -------------------------------------------------
                                                 2002       2001      2000      1999      1998
                                                 ----       ----      ----      ----      ----
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 11,963   $ 21,935   $ 4,874   $ 2,658   $ 1,519
Total assets.................................   112,116    111,833    58,575    53,698    13,459
Long-term debt, net of current portion.......     5,656      6,830       560       538       264
Series A redeemable convertible preferred
  stock......................................        --         --    29,202        --        --
Class B redeemable non-voting common stock...        --         --    20,572    10,376     4,709
Stockholders' equity (deficit)...............    79,298     80,233   (14,836)   23,405    (1,643)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those described under 'Risk Factors' and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

    We develop, market and sell integrated classroom-based, print and online products and services to students, parents, educators and educational institutions. We operate our businesses through three divisions, each of which combines our traditional and online products and services. Our Test Preparation Services division provides classroom-based and Princeton Review Online test preparation courses and tutoring and admissions counseling services and receives royalties from our independent franchisees who provide classroom-based courses under the Princeton Review brand. Our Admissions Services division sells our Web-based admissions and application management products to educational institutions, operates our Princetonreview.com Web site and authors our print and software titles published primarily by Random House. Finally, our K-12 Services division provides a number of services to K-12 schools and school districts and authors workbooks and creates Princeton Review branded content for textbooks published by McGraw-Hill.

    Historically, we have derived the majority of our revenue from the services provided by our Test Preparation Services division, which accounted for approximately 74% of our revenue in 2002. Our Internet-based products and services were introduced or substantially expanded over the last three years in order to complement our core products, create online revenue streams and enter new lines of business. In October 2001, we acquired the business of Embark, which further augmented our online offerings by significantly expanding the Web-based products we offer to academic institutions. Primarily as a result of our heavy investment in these newer businesses, we have incurred losses from continuing operations and net losses in the last several years. However, in 2001 and 2002, as revenue from our newer businesses has grown, we have narrowed our operating losses significantly, and returned to profitability on a quarterly basis in each of the last two fiscal quarters of 2002. During this period, the percentage of our revenue derived from our newer businesses has also increased. In order to sustain and increase profitability we will need to continue to grow the percentage of revenue we derive from these newer businesses, while effectively controlling costs.

Revenue

    Test Preparation Services. The Test Preparation Services division derives revenue primarily from:

   o classroom-based and online test preparation courses and tutoring services, which consists of tuition and fees paid to our company-operated sites. We recognize revenue from tuition paid for our courses over the life of the course, which is usually from five to 10 weeks depending on the course type. Tutoring revenue is based on an hourly fee and is recognized as the services are delivered. Course and tutoring revenue represented approximately 66% of our total revenue in 2002.

   o royalty fees paid to us by our independent franchisees. These royalties are 8% of all cash receipts collected by our franchisees for all test preparation and tutoring services performed by them under the Princeton Review name. Our franchise contracts have an average term of 10 years and automatically renew with the payment of a renewal fee and satisfaction by the franchisees of requirements for renewal. Royalties received from franchisees also include a per student fee paid by our franchisees for use by their students of our online supplemental course tools. Starting in July 2001, we began consolidating in our financial results the advertising fund contributed to by us and our franchisees, and, therefore, royalties now also include a fee of 2% of the franchisees' cash receipts for contribution to the advertising fund. For a description of the advertising fund, see Note 8 to our consolidated financial statements. We recognize revenue from franchise royalties on a monthly basis. This revenue represented approximately 5% of our total revenue in 2002.

   o sales of course and marketing materials and other products to our independent franchisees. This revenue is recognized upon the transfer of title to our customers, which occurs on the shipment dates of these materials. This revenue represented approximately 2% of our total revenue in 2002.

Admissions Services. The Admissions Services division derives revenue from:

   o Web-based subscription, application and marketing fees. These fees consist of annual subscription fees, application processing fees and setup fees paid to us by academic institutions for our online application and management products, annual subscription fees paid to us by secondary schools for our ECOS product, and annual marketing fees paid to us by academic institutions to promote their programs on our Web site and in our publications. We began earning annual subscription, application processing and set up fees when we acquired the business of Embark. We recognize the subscription and marketing fees over the contract period, which is typically one year. We recognize the application processing fees in the month that the relevant applications are submitted. Setup fees are recognized over a two year period. This revenue represented approximately 9% of our total revenue in 2002.

   o authoring books published by Random House and providing content for software. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books and software. We recognize these fees based on sales of the books and software when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 4% of our total revenue in 2002.

   o sales of advertising and sponsorships to businesses and schools wishing to promote their products, services and programs on our Web site. Advertising and sponsorship revenue is recognized each month based on contractual terms. This revenue represented approximately 2% of our total revenue in 2002.

K-12 Services. The K-12 Services division derives revenue from the services we provide to primary and secondary schools and school districts and from our agreement with McGraw-Hill.

    Revenue from the services we provide to Schools and school districts is derived from:

   o annual subscription fees for the Homeroom.com subscription service, recognized by us ratably over the life of the subscription period, which is typically one or two years;

   o fees for training and professional development for schoolteachers and administrators, which we recognize in the period that the services are provided;

   o fees for classroom instruction, principally during after school K-12 programs, which we recognize over the period the courses are delivered; and

   o sales of printed materials, which we recognize when the materials are delivered.

    Total revenue we earned from the above services we provided to schools and school districts represented approximately 6% of our total revenue in 2002.

    Revenue from our agreement with McGraw-Hill is derived from:

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

    These fees are based on rates and other terms specified in our agreement with McGraw-Hill, which expires in 2003. Under the agreement, the maximum amount of royalties that we can earn in any one year is approximately $1.6 million. Our agreement with McGraw-Hill also contains a non-competition provision that restricts us from entering into a similar agreement during the term of the agreement with anyone engaged in the development, publication and distribution of proprietary educational materials to the pre-K-12 educational market. It also restricts our use, after the expiration of the agreement, of the materials we develop under the agreement by not permitting us to use or publish more than 40% of those materials in competing textbooks or other educational programs. Revenue from our contract with McGraw-Hill represented approximately 4% of our total revenue in 2002. While we expect to continue to provide certain services to McGraw-Hill following the expiration of this existing agreement in 2003, we can not predict at this time the extent of such services or the revenue we may derive from them.

Cost of Revenue

    Test Preparation Services. Cost of revenue consists of course expenses of our company-owned operations and cost of materials sold. Course expenses consist of costs incurred to deliver test preparation courses, tutoring and admissions counseling services, including rent of classroom space, teacher salaries, credit card fees, costs of course materials purchased from third party vendors and, during 2000 and part of 2001, a fee of 2% of our cash receipts paid to a national advertising fund contributed to by us and our franchisees. Costs of materials sold are comprised of the costs to manufacture and distribute the course and marketing materials and other products. The largest components of cost of revenue in our Test Preparation Services division are rent of classroom space and teacher salaries, which together accounted for approximately 67% of the cost of revenue of this division in 2002. In the third quarter of 2000, we began paying a royalty to our franchisees in exchange for allowing us to offer our Princeton Review Online courses within their territories. This royalty is calculated as 15% of our revenue from Princeton Review Online courses provided to students residing within our franchisee's territories, net of certain administrative expenses.

    Admissions Services. Cost of revenue consists primarily of the costs to author, develop, edit and produce the content for books, software and the admissions services section of our Web site. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products. Since our acquisition of Embark's business, our cost of revenue also includes the costs to build and maintain our Web based products, which are recognized over the contract period, and credit card fees incurred in connection with processing student applications, which are recognized in the month the applications are processed.

    K-12 Services. Cost of revenue consists of costs to author and produce the workbooks, provide training, professional development and after school programs, develop content for textbooks and our Homeroom.com subscription service and develop our question pool. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products. Beginning with the third quarter of 2000, we began amortizing Web site related content development costs, which are being amortized over seven years.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include payroll and payroll related expenses, advertising expenses and office facility expenses, including rent, utilities, telephone and miscellaneous expenditures, which collectively represented approximately 69% of our total selling, general and administrative expenses in 2002. During 2001 and 2002, as a result of consolidating the advertising fund, selling, general and administrative expenses also include costs associated with national advertising campaigns that benefit our company-owned locations as well as our independent franchisees. In 2000, selling, general and administrative expenses also include compensation expenses associated with the Phantom Stock Unit (PSU) and Stock Appreciation Rights (SAR) plans formerly maintained by us, as well as the one time compensation expense incurred by us in the second quarter of 2000 as a result of the termination of those plans as part of our restructuring. Compensation expenses in connection with awards under our 2000 Stock Incentive Plan are also recorded in selling, general and administrative expenses in 2000. Finally, the remaining major components of selling, general and administrative expenses include professional fees, travel and entertainment and depreciation and amortization.

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

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenue

    Our total revenue increased from $69.1 million in 2001 to $89.2 million in 2002, representing a 29% increase.

    Test Preparation Services revenue increased from $53.9 million in 2001 to $65.9 million in 2002, representing a 22% increase, comprised primarily of an increase of approximately $11.2 million in revenue from our company-owned operations and an increase of approximately $1.0 million in royalties from independent franchises. The increased revenue from company-owned operations resulted from an increase of approximately $6.8 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc. in 2001, and an increase of approximately $4.4 million at our other locations. Of the $4.4 million increase at our other locations, approximately $3.7 million is attributable to enrollment increases and approximately $700,000 is attributable to average price increases.

    Admissions Services revenue increased from $8.9 million in 2001 to $14.0 million in 2002, representing a 56% increase. This increase resulted primarily from an increase of approximately $4.0 million in web-based subscription, application and marketing fees, principally attributable to our acquisition of the business of Embark, and an increase of approximately $1.0 million in book and publication related revenue.

    K-12 Services revenue increased from $6.3 million in 2001 to $9.3 million in 2002 representing a 49% increase. This increase resulted primarily from an increase of approximately $3.1 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs.

Cost of Revenue

    Our total cost of revenue increased from $21.7 million in 2001 to $26.1 million in 2002, representing a 20% increase.

    Test Preparation Services cost of revenue increased from $17.0 million in 2001 to $18.7 million in 2002, representing a 10% increase. This increase resulted primarily from an increase of approximately $1.6 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. during 2001, as well as increased costs to service the higher revenue base on the previously owned operations. The increased costs to service the higher revenue base of the company-owned operations was offset by a decrease of approximately $400,000 in royalty expenses due to the consolidation of our advertising fund in July 2001.

    Admissions Services cost of revenue increased from $2.5 million in 2001 to $4.1 million in 2002, representing a 61% increase. Approximately $1.1 million of this increase is attributable to the cost of providing web-based subscription and application services relating to products acquired from Embark and approximately $440,000 is attributable to the cost of producing book manuscripts.

    K-12 Services cost of revenue increased from $2.2 million in 2001 to $3.3 million in 2002, representing a 51% increase. This increase is primarily attributable to an increase in costs of approximately $500,000 incurred to service the school contracts for the Homeroom.com subscription service, consulting and other services. This increase was partially offset by a decrease of approximately $625,000 in costs associated with our content sales to McGraw Hill and other non-school customers.

Operating Expenses

    Selling, General and Administrative. Selling, general and administrative expenses increased from $61.0 million in 2001 to $64.4 million in 2002, representing a 6% increase. This increase resulted primarily from an increase of approximately $2.4 million incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $1.5 million incurred as a result of our acquisition of the business of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

   o an increase of approximately $1.2 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

   o an increase of approximately $750,000 in reserves for bad debt related to certain K-12 and Admissions Services customers;

   o an increase of approximately $570,000 in Web site technology and development expenses; and

   o an increase of approximately $530,000 in professional fees.

    These increases were partially offset by the following:

   o a decrease of approximately $1.3 million in advertising and marketing expenses; and

   o a decrease of approximately $710,000 in salaries and payroll tax expenses, primarily resulting from smaller cash bonuses in 2002, due in part to the fact that a greater percentage of bonuses for 2002 was paid in stock options than for 2001.

    Impairment of Investment. In 2002 we recorded a $344,000 impairment charge related to the write-down of our investment in SchoolNet, Inc., a privately held education technology company.

Interest Expense

    Interest expense decreased from approximately $2.0 million in 2001 to $624,000 in 2002, representing a decrease of 69%. This decrease resulted primarily from the absence in 2002 of interest expense incurred in 2001 under our former lines of credit with Excel Bank, N.A. and Reservoir Capital Partners, L.P., which we obtained in the fourth quarter of 2000 and repaid in full in June 2001, and from the absence in 2002 of interest expense associated with the amortization of the cost of warrants issued in December 2000.

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

    Admissions Services cost of revenue increased from $1.0 million in 2000 to $2.5 million in 2001, representing a 162% increase. This increase resulted primarily from increases of approximately $550,000 related to servicing the business acquired from Embark, $450,000 associated with servicing and maintaining the admissions services section of our Web site, $320,000 of costs associated with marketing fees deferred in 2000 and recognized in 2001 and an increase of approximately $240,000 in costs associated with our book publication business. The increase in cost of revenue related to the book publication business relates to a new policy we adopted in 2001 of allocating staff salaries to the cost of producing specific books, which resulted in the inclusion of these costs in cost of revenue rather than in selling, general and administrative expenses, as was previously the case.

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

Operating Expenses

    Selling, General and Administrative. Selling, general and administrative expenses increased from $55.6 million in 2000 to $61.0 million in 2001, representing a 10% increase. This increase resulted primarily from an increase of approximately $7.5 million incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $1.6 million incurred as a result of our acquisition of the businesses of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

   o an increase of approximately $5.1 million in salaries and payroll taxes primarily due to increased headcount;

   o an increase of approximately $1.6 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

   o an increase of approximately $500,000 in Web site technology and development expenses resulting primarily from the development of Homeroom.com, Princetonreview.com and our Princeton Review Online products;

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

    Loss on Early Extinguishment of Debt. In 2001, we incurred a $3.1 million expense for the extinguishment of debt when the unamortized cost of the warrants we issued in connection with our previous line of credit with Reservoir Capital Partners, L.P. was written off when the loan balance was repaid.

Gain on Distribution/Sale of Securities and Other Assets

    We recorded a gain of $7.6 million in 2000 related to the distribution of Student Advantage stock to our stockholders and employees in connection with our restructuring.

Interest Expense

    Interest expense increased from approximately $237,000 in 2000 to $2.0 million in 2001, representing an increase of 762%. This increase resulted primarily from interest expense incurred under our former lines of credit with Excel Bank, N.A. and Reservoir Capital Partners, L.P., which we obtained in the fourth quarter of 2000 and repaid in full in June 2001, and from interest expense associated with the amortization of the cost of warrants issued in December 2000.

Equity Interest in Operations of Affiliates

    Equity interest decreased from a loss of $881,000 in 2000 to a loss of $34,000 in 2001, representing a 96% decrease, primarily due to our share of the loss in Tutor.com. During 2000 our investment in this affiliate was written down to $0 and no additional losses were recorded against this investment in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Our current primary sources of liquidity are cash and cash equivalents and cash flow from operations. At December 31, 2002, we had approximately $12.0 million of cash and cash equivalents. Prior to 1995, our primary source of funding had been cash flow from operations. In 1995, we sold a minority interest in our subsidiaries to Random House for approximately $8.0 million. We have also supplemented cash flow from operations by generating cash from periodic sales of stock of Student Advantage owned by us. Cash from these sales totaled approximately $625,000 in 1998 and $1.1 million in 1999. In 1998, we received approximately $5.1 million from the sale of our software division. In April 2000, we received approximately $27.3 million in gross proceeds from the sale of our Series A preferred stock. In June 2001, we completed our initial public offering, selling 5,400,000 shares of common stock at $11.00 per share. The initial public offering resulted in proceeds to the company of approximately $51.9 million, net of underwriters' commissions and other expenses associated with the offering. A large portion of the proceeds from our sale of Series A preferred stock and initial public offering was used to fund the launch and expansion of our newer, primarily Internet-based, businesses. Primarily as a result of our investment in these newer businesses, we have incurred significant operating losses over the last several years. However, in each of 2001 and 2002 we have significantly narrowed our operating losses and returned to profitability on a quarterly basis for the last two quarters of 2002. While we expect to incur a small operating loss in the first quarter of 2003, we expect to be profitable during the remainder of the year and for the year as a whole. Accordingly, we believe that current cash and cash equivalents and cash generated from operations, will be sufficient to fund our operations for at least the next 12 months.

    Net cash provided by operating activities during 2002 was $567,000, resulting primarily from a smaller loss from operations and after adjusting for depreciation, amortization and other working capital items. Net cash used in investing activities during 2002 was $8.9 million, resulting primarily from capital expenditures for equipment, leasehold improvements and software development costs. Net cash used in financing activities during 2002 was $1.6 million, resulting primarily from payments made under our outstanding loan with Comdisco, Inc.

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

    Net cash used in operating activities during 2000 was $16.2 million, resulting primarily from the net loss from operations. Net cash used in investing activities during 2000 was $13.4 million resulting primarily from the purchase of equipment and software and investment in affiliates. Net cash provided by financing activities during 2000 was $31.8 million resulting primarily from proceeds received from the sale of Series A preferred stock and borrowings under a line of credit.

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

    On March 2, 2001, as part of the purchase price paid by us for the businesses of Princeton Review of Boston and Princeton Review of New Jersey, we issued two subordinated promissory notes to the sellers totaling $3,625,000. The first promissory note is in a principal amount of $3,125,000, is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. This promissory note was convertible into our common stock at the price per share at which shares of our common stock were sold in our initial public offering for a period of 60 days, beginning on the first anniversary date of the completion of our initial public offering. During this period, the holder of the note had the right to convert 100% or any percentage between 0% and 33% of the unpaid principal amount due under the note into common stock. The second promissory note is in a principal amount of $500,000, bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance. This note is not convertible.

    On June 18, 2001, as part of the purchase price paid by us for the business of T.S.T.S., we issued a subordinated promissory note to the sellers for approximately $1,475,000. This promissory note is payable as to principal in 10 quarterly installments beginning on January 1, 2004, and bears interest at 8.25% per year, payable quarterly.

    On October 1, 2001, we entered into a loan agreement with Comdisco, Inc., under which we assumed $3,400,000 of debt as part of our acquisition of Embark's business. Amounts outstanding under the loan agreement bear interest at an annual rate of 6.25%. The loan is secured by substantially all of our current and future business assets, including membership interests in our subsidiaries, and is guaranteed by our subsidiaries. Under the terms of the loan agreement, we are required to provide the lender with periodic financial statements. In addition, the loan agreement contains covenants typical to a secured loan agreement, including covenants requiring us to maintain financial ratios relating to total indebtedness to net worth, and covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, create liens, change our fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions. We are required to repay all amounts outstanding under our loan agreement with Comdisco, Inc. by October 1, 2003. As of December 31, 2002, $1.4 million of the loan remained outstanding.

    On October 18, 2002, we issued a note for approximately $470,000 to the sellers of the business of The Princeton Review of St. Louis, Inc. as part of the purchase price we paid for these assets. This note is payable in two annual installments of approximately $250,000 each, including interest which is imputed at the rate of 4.8% per year.

    We may also seek to obtain one or more credit facilities to provide an added source of liquidity and possibly finance a portion of the purchase price of any future acquisitions that we may make.

    As of December 31, 2002 our principal capital commitments consisted of obligations outstanding under our long-term office and classroom leases, obligations under the credit agreement and promissory notes described above and several capital leases of computer equipment. As of December 31, 2002, we operated from leased premises in New York, Alabama, Arizona, California, Georgia, Hawaii, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, Ohio, Oregon, Pennsylvania, Texas, Washington, Washington D.C., and Canada. As of December 31, 2002, our aggregate minimum annual rental obligations under these leases were approximately $3.1 million for 2003, $2.8 million for 2004 and $2.4 million for 2005. As of December 31, 2002, the annual maturities of our credit agreement and notes payable were approximately $1.6 million in 2003, $0.9 million in 2004 and $1.6 million in 2005. As of December 31, 2002, our future minimum capital lease obligation payments were approximately $260,000 for 2003, $212,000 for 2004 and $77,000 for 2005.

    Our future capital requirements will depend on a number of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting these products and services. We expect to continue to devote substantial capital resources to product development and support and advertising, marketing and promotional activities. We also expect to continue to evaluate possible acquisition and strategic relationship opportunities, including possible acquisitions of businesses operated by our domestic franchisees, and may devote capital resources to consummating such transactions.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have performed the required tests of goodwill and indefinite lived intangible assets and, based on the results, have not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142. Acquisitions consummated after June 30, 2001 are required to be accounted for in accordance with SFAS 141. Our 2001 and 2000 results do not reflect the provisions of SFAS No. 142. Had we adopted SFAS No. 142 on January 1, 2000 and ceased to amortize goodwill at such date, our historical net loss and basic and diluted net loss per share would have been as follows:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Reported net loss...........................................  $(14,599)   $(15,085)
Goodwill amortization.......................................     1,343         177
                                                              --------    --------
Adjusted net loss...........................................  $(13,256)   $(14,908)
                                                              --------    --------
                                                              --------    --------
Reported basic and diluted net loss per share...............  $  (0.68)   $  (1.07)
Goodwill amortization.......................................      0.06        0.01
                                                              --------    --------
Adjusted basic and diluted net loss per share...............  $  (0.62)   $  (1.06)
                                                              --------    --------
                                                              --------    --------

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and provided a single accounting model for long-lived assets to be disposed of. The new standard also superseded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective for us beginning with the first quarter of 2002 and its adoption did not have a material impact on our results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. In most instances, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 as of January 1, 2003. Accordingly, we reclassified the $3.1 million loss on extinguishment of debt previously classified as an extraordinary item in 2001 to conform to the provisions of SFAS No. 145.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on our present financial condition or results of operations.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As provided for in SFAS
No. 148, we have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options.

CRITICAL ACCOUNTING POLICIES

    The estimates, methods and judgments we use in applying our accounting policies significantly impact the results we report in our financial statements. Some of our accounting policies require us to make subjective and difficult judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts write-offs of goodwill; valuation of non-marketable equity securities, which impacts gains (losses) on equity securities when we record impairments; assessment of recoverability of long-lived assets, which primarily impacts operating margin when we impair assets or accelerate their depreciation; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision. Below, we discuss these policies further, as well as the estimates and judgments involved.

    We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues on certain contracts. However, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

    Accounts Receivable. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We review our aged receivables monthly. This review includes discussions with our customers and their account representatives, the customers' payment history and other factors. Based on these reviews we may increase or decrease our allowance for bad debt if we determine there is a change in the collectability of our accounts receivable.

    Goodwill. In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review for the reporting units that have substantially all of our recognized goodwill. According to our accounting policy, we also performed an annual review during the fourth quarter of 2002, and in both reviews we found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. We may incur charges for impairment of goodwill in the future if our Admissions Services division's products fail to gain expected market acceptance or if we fail to achieve our assumed revenue growth.

    Non-Marketable Equity Securities. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute their business plans and how well their products are accepted, as well as their ability to obtain funding to continue operations and to grow. In the current equity market environment, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, is significantly constrained.

    Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The impairment analysis for non-marketable securities requires significant judgment. This analysis includes assessment of each investee's financial condition, its projected results and cash flows, the business outlook for its products and technology, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or other parties. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired. During 2002, we recorded impairments of non-marketable equity investments of $344,000.

    Long-Lived Assets. We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping's carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets' carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

    Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

    We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2002, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

SEASONALITY IN RESULTS OF OPERATIONS

    We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the largest portion of our test preparation revenue in the third quarter. The electronic application revenue from the business we acquired from Embark is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 services division may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
    Report of Independent Auditors..........................   43
    Consolidated Balance Sheets.............................   44
    Consolidated Statements of Operations...................   45
    Consolidated Statements of Stockholders' Equity
      (Deficit) and Redeemable Stock........................   46
    Consolidated Statements of Cash Flows...................   47
    Notes to Consolidated Financial Statements..............   48
Financial Statement Schedule:
    Schedule II -- Valuation And Qualifying Accounts........   75

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The Princeton Review, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of The Princeton Review, Inc. and Subsidiaries (the 'Company') as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and redeemable stock and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

    As discussed in Note 1 to the Consolidated Financial Statements, on
January 1, 2002, the Company adopted Statement of Financial Accounting Standards No 142, 'Goodwill and Other Intangible Assets'.

                                          /s/ ERNST & YOUNG LLP

New York, New York
March 3, 2003

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 11,963    $ 21,935
    Accounts receivable, net of allowance of $527 in 2002
      and $890 in 2001......................................    11,301       5,424
    Accounts receivable-related parties.....................     2,304       1,400
    Notes receivable........................................       717       1,841
    Other receivables ($1,255 (2002) and $661 (2001) from
      related parties)......................................     1,273         792
    Prepaid expenses........................................     1,238       1,156
    Securities, available for sale..........................        31       1,002
    Other assets............................................     1,954       1,977
                                                              --------    --------
        Total current assets................................    30,781      35,527
Furniture, fixtures, equipment and software development,
  net.......................................................    11,353      10,161
Franchise costs, net of accumulated amortization of $139 in
  2002 and $142 in 2001.....................................       144         291
Publishing rights, net of accumulated amortization of $538
  in 2002 and $465 in 2001..................................     1,223       1,296
Deferred income taxes.......................................    18,599      17,755
Investment in affiliates....................................       420         516
Territorial marketing rights................................     1,481       1,481
Goodwill....................................................    38,157      35,887
Other assets ($1,117 (2002) and $615 (2001) of loans to
  officers).................................................     9,958       8,919
                                                              --------    --------
        Total assets........................................  $112,116    $111,833
                                                              --------    --------
                                                              --------    --------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................................  $  6,284    $  7,502
    Accrued expenses ($156 (2002) and $135 (2001) for
      related parties)......................................     4,857       5,330
    Current maturities of long-term debt....................     1,866       2,132
    Deferred income.........................................    13,545       9,005
    Book advances ($34 (2002) and $113 (2001) from related
      parties)..............................................       610         801
                                                              --------    --------
        Total current liabilities...........................    27,162      24,770
Long-term debt..............................................     5,656       6,830
Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized; none issued and outstanding at
      December 31, 2002 and 2001............................        --          --
    Common stock, $.01 par value; 100,000,000 shares
      authorized; 27,261,085 and 27,175,011 issued and
      outstanding at December 31, 2002 and 2001,
      respectively..........................................       273         272
    Additional paid-in capital..............................   113,972     113,091
    Accumulated deficit.....................................   (34,570)    (33,480)
    Accumulated other comprehensive (loss) income...........      (377)        350
                                                              --------    --------
        Total stockholders' equity..........................    79,298      80,233
                                                              --------    --------
        Total liabilities and stockholders' equity..........  $112,116    $111,833
                                                              --------    --------
                                                              --------    --------

                            See accompanying notes.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                    2002           2001           2000
                                                                    ----           ----           ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
    Test Preparation Services...............................      $ 65,935       $ 53,936       $ 34,048
    Admissions Services.....................................        13,964          8,924          4,480
    K-12 Services...........................................         9,337          6,255          5,351
                                                                  --------       --------       --------
        Total revenue.......................................        89,236         69,115         43,879
                                                                  --------       --------       --------
Cost of revenue
    Test Preparation Services...............................        18,680         17,019         11,532
    Admissions Services.....................................         4,059          2,526            965
    K-12 Services...........................................         3,327          2,198            967
                                                                  --------       --------       --------
        Total cost of revenue...............................        26,066         21,743         13,464
                                                                  --------       --------       --------
        Gross profit........................................        63,170         47,372         30,415
Operating expenses
    Selling, general and administrative expenses............        64,353         60,993         55,634
    Loss on early extinguishment of debt....................            --          3,130             --
    Impairment of investment................................           344             --             --
                                                                  --------       --------       --------
        Total operating expenses............................        64,697         64,123         55,634
                                                                  --------       --------       --------
Loss from operations........................................        (1,527)       (16,751)       (25,219)
Gain on distribution/sale of securities and other assets....            --             --          7,597
Interest expense............................................          (624)        (2,043)          (237)
Equity interest in operations of affiliates.................            --            (34)          (881)
Other income................................................           325            570            576
                                                                  --------       --------       --------
Loss before benefit for income taxes........................        (1,826)       (18,258)       (18,164)
Benefit for income taxes....................................           736          7,924          9,992
                                                                  --------       --------       --------
Net loss....................................................        (1,090)       (10,334)        (8,172)
Accreted dividends on Series A redeemable preferred stock...            --         (2,309)        (3,504)
Accreted dividends on Class B non-voting common stock.......            --         (1,956)        (3,409)
                                                                  --------       --------       --------
Net loss attributed to common stockholders..................      $ (1,090)      $(14,599)      $(15,085)
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Net loss per share -- basic and diluted.....................      $  (0.04)      $  (0.68)      $  (1.07)
                                                                  --------       --------       --------
                                                                  --------       --------       --------

Weighted average shares used in computing net loss per
  share.....................................................        27,239         21,383         14,075
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Proforma income tax benefit assuming C-Corp status
  (unaudited)...............................................                                    $  9,004
                                                                                                --------
                                                                                                --------
Proforma net loss from operations (unaudited)...............                                    $ (9,160)
                                                                                                --------
                                                                                                --------
Proforma net loss per share attributed to common
  stockholders -- basic and diluted (unaudited).............                                     $(1.14)
                                                                                                --------
                                                                                                --------

                            See accompanying notes.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE STOCK

                                                       REDEEMABLE STOCK
                                     -----------------------------------------------------
                                         SERIES A REDEEMABLE         CLASS B REDEEMABLE
                                     CONVERTIBLE PREFERRED STOCK   NON-VOTING COMMON STOCK
                                     ---------------------------   -----------------------
                                        SHARES        AMOUNT         SHARES       AMOUNT
                                        ------        ------         ------       ------
Balance at December 31,
 1999.........................     --            --               842      $10,376
Distributions to
 stockholders.................     --            --             --           --
Distributions of securities,
 available for sale...........     --            --             --           --
Issuance of Princeton Review
 Publishing, LLC Units........     --            --             --           --
Minority interest.............     --            --             --           --
Acquisition of minority
 interest of franchisees......     --            --             1,117           11
Effect of termination of
 S-Corp.......................     --            --             --           --
Issuance of employee
 options......................     --            --             --           --
Issuance of Series A
 redeemable convertible
 preferred stock, net of
 issuance costs...............      3,749       $ 25,697        --           --
Issuance of Class B redeemable
 non-voting common stock......     --            --               778        6,775
Deferred compensation related
 to issuance of options.......     --            --             --           --
Amortization of deferred
 compensation.................     --            --             --           --
Issuance of Class A common
 stock........................     --            --             --           --
Retirement of treasury
 stock........................     --            --             --           --
Comprehensive income
  Net income prior to S-Corp.
   termination................     --            --             --           --
  Net loss subsequent to
   S-Corp. termination........     --            --             --           --
  Foreign currency
   gain/loss..................     --            --             --           --
  Unrealized gain on
   securities, net of
   applicable income tax of
   $1,408.....................     --            --             --           --
Comprehensive loss............
Accreted dividends on Series A
 redeemable preferred stock...     --              3,504        --           --
Accreted dividends on Class B
 non-voting common stock......     --            --             --           3,409
Issuance of warrants
 convertible to Class A common
 stock........................     --            --             --           --
                                   ------       --------       ------      -------
Balance at December 31,
 2000.........................      3,749         29,201        2,737       20,571
Accretion of issuance costs
 related to Series A
 redeemable preferred stock...     --                160        --           --
Accreted dividends on Series A
 redeemable preferred stock...     --              2,309        --           --
Conversion of Class A common
 to common stock resulting
 from initial public
 offering.....................     --            --             --           --
Conversion of Series A
 redeemable preferred to
 common stock resulting from
 initial public offering......     (3,749)       (31,670)       --           --
Accreted dividends on Class B
 non-voting common stock......     --            --             --           1,956
Deferred compensation.........     --            --             --              59
Conversion of Class B common
 to common stock resulting
 from initial public
 offering.....................     --            --            (2,737)     (22,586)
Net proceeds from sale of
 common stock resulting from
 initial public offering......     --            --             --           --
Adjustment to warrants value
 resulting from Initial Public
 Offering.....................     --            --             --           --
Warrants issued in connection
 with legal settlement........     --            --             --           --
Issuance of shares related to
 exercise of warrants.........     --            --             --           --
Exercise of stock options.....     --            --             --           --
Shares issued in connection
 with acquisition.............     --            --             --           --
Comprehensive loss
  Net loss....................     --            --             --           --
  Foreign currency
   gain/loss..................     --            --             --           --
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $418............     --            --             --           --
Comprehensive loss............
                                   ------       --------       ------      -------
Balance at December 31,
 2001.........................     --            --             --           --
Exercise of stock options.....     --            --             --           --
Stock based compensation......     --            --             --           --
Shares issued in connection
 with acquisition.............     --            --             --           --
Comprehensive loss............     --            --             --           --
  Net loss....................     --            --             --           --
  Foreign Currency
   gain/loss..................     --            --             --           --
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $420............     --            --             --           --
Comprehensive loss............     --            --             --           --
                                   ------       --------       ------      -------
Balance at December 31,
 2002.........................     --            --             --           --
                                   ------       --------       ------      -------
                                   ------       --------       ------      -------


                                 STOCKHOLDERS' EQUITY (DEFICIT)
                                ---------------------------------
                                          CAPITAL STOCK
                                ---------------------------------
                                    CLASS A
                                 COMMON STOCK      COMMON STOCK
                                ---------------   ---------------
                                SHARES   AMOUNT   SHARES   AMOUNT
                                ------   ------   ------   ------
Balance at December 31,
 1999.........................  9,562     $ 96      --      --
Distributions to
 stockholders.................   --       --        --      --
Distributions of securities,
 available for sale...........   --       --        --      --
Issuance of Princeton Review
 Publishing, LLC Units........   --       --        --      --
Minority interest.............   --       --        --      --
Acquisition of minority
 interest of franchisees......   --       --        --      --
Effect of termination of
 S-Corp.......................   --       --        --      --
Issuance of employee
 options......................   --       --        --      --
Issuance of Series A
 redeemable convertible
 preferred stock, net of
 issuance costs...............   --       --        --
Issuance of Class B redeemable
 non-voting common stock......   --       --        --      --
Deferred compensation related
 to issuance of options.......   --       --        --      --
Amortization of deferred
 compensation.................   --       --        --      --
Issuance of Class A common
 stock........................  3,000       30      --      --
Retirement of treasury
 stock........................   --       --        --      --
Comprehensive income
  Net income prior to S-Corp.
   termination................   --       --        --      --
  Net loss subsequent to
   S-Corp. termination........   --       --        --      --
  Foreign currency
   gain/loss..................   --       --        --      --
  Unrealized gain on
   securities, net of
   applicable income tax of
   $1,408.....................   --       --        --      --

Comprehensive loss............
Accreted dividends on Series A
 redeemable preferred stock...   --       --        --      --
Accreted dividends on Class B
 non-voting common stock......   --       --        --      --
Issuance of warrants
 convertible to Class A common
 stock........................   --       --        --      --
                                 ----     ----    ------    ----
Balance at December 31,
 2000.........................  12,562     126      --      --
Accretion of issuance costs
 related to Series A
 redeemable preferred stock...   --       --        --      --
Accreted dividends on Series A
 redeemable preferred stock...   --       --        --      --
Conversion of Class A common
 to common stock resulting
 from initial public
 offering.....................  (12,562)  (126)   12,562    $126
Conversion of Series A
 redeemable preferred to
 common stock resulting from
 initial public offering......   --       --       5,342      53
Accreted dividends on Class B
 non-voting common stock......   --       --        --      --
Deferred compensation.........   --       --        --      --
Conversion of Class B common
 to common stock resulting
 from initial public
 offering.....................   --       --       2,737      27
Net proceeds from sale of
 common stock resulting from
 initial public offering......   --       --       5,400      54
Adjustment to warrants value
 resulting from Initial Public
 Offering.....................   --       --        --      --
Warrants issued in connection
 with legal settlement........   --       --        --      --
Issuance of shares related to
 exercise of warrants.........   --       --         250       3
Exercise of stock options.....   --       --           9    --
Shares issued in connection
 with acquisition.............   --       --         875       9
Comprehensive loss
  Net loss....................   --       --        --      --
  Foreign currency
   gain/loss..................   --       --        --      --
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $418............   --       --        --      --

  Comprehensive loss............
                                 ----     ----    ------    ----
Balance at December 31,
 2001.........................   --       --      27,175     272
Exercise of stock options.....   --       --          40    --
Stock based compensation......   --       --        --      --
Shares issued in connection
 with acquisition.............   --       --          46       1
Comprehensive loss............   --       --        --      --
  Net loss....................   --       --        --      --
  Foreign Currency
   gain/loss..................   --       --        --      --
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $420............   --       --        --      --

Comprehensive loss............   --       --        --      --
                                 ----     ----    ------    ----
Balance at December 31,
 2002.........................   --       --      27,261    $273
                                 ----     ----    ------    ----
                                 ----     ----    ------    ----


                                            STOCKHOLDERS' EQUITY (DEFICIT)
                                -------------------------------------------------------
                                                              ACCUMULATED
                                ADDITIONAL                     OTHER
                                 PAID-IN     ACCUMULATED   COMPREHENSIVE     DEFERRED
                                 CAPITAL       DEFICIT     INCOME (LOSS)   COMPENSATION
                                 -------       -------     -------------   ------------
Balance at December 31,
 1999.........................     --         $ (9,786)      $ 33,298         --
Distributions to
 stockholders.................     --             (339)        --             --
Distributions of securities,
 available for sale...........     --           (7,596)        --             --
Issuance of Princeton Review
 Publishing, LLC Units........   $  1,101       --             --             --
Minority interest.............      3,162       --             --             --
Acquisition of minority
 interest of franchisees......      8,240       --             --             --
Effect of termination of
 S-Corp.......................    (14,129)      14,129         --             --
Issuance of employee
 options......................        738       --             --             --
Issuance of Series A
 redeemable convertible
 preferred stock, net of
 issuance costs...............       (288)      --             --             --
Issuance of Class B redeemable
 non-voting common stock......     --           --             --             --
Deferred compensation related
 to issuance of options.......        115       --                            $(115)
Amortization of deferred
 compensation.................     --           --             --                14
Issuance of Class A common
 stock........................        (30)      --             --
Retirement of treasury
 stock........................                    (203)        --             --
Comprehensive income
  Net income prior to S-Corp.
   termination................     --            4,342         --             --
  Net loss subsequent to
   S-Corp. termination........     --          (12,515)        --             --
  Foreign currency
   gain/loss..................     --           --                 11         --
  Unrealized gain on
   securities, net of
   applicable income tax of
   $1,408.....................     --           --            (31,196)        --

Comprehensive loss............
Accreted dividends on Series A
 redeemable preferred stock...     --           (3,504)        --             --
Accreted dividends on Class B
 non-voting common stock......     --           (3,409)        --             --
Issuance of warrants
 convertible to Class A common
 stock........................      2,998       --             --             --
                                 --------     --------       --------         -----
Balance at December 31,
 2000.........................      1,907      (18,881)         2,113          (101)
Accretion of issuance costs
 related to Series A
 redeemable preferred stock...       (160)      --             --             --
Accreted dividends on Series A
 redeemable preferred stock...     --           (2,309)        --             --
Conversion of Class A common
 to common stock resulting
 from initial public
 offering.....................     --           --             --             --
Conversion of Series A
 redeemable preferred to
 common stock resulting from
 initial public offering......     31,617       --             --             --
Accreted dividends on Class B
 non-voting common stock......     --           (1,956)        --             --
Deferred compensation.........         81       --             --               101
Conversion of Class B common
 to common stock resulting
 from initial public
 offering.....................     22,559       --             --             --
Net proceeds from sale of
 common stock resulting from
 initial public offering......     51,806       --             --             --
Adjustment to warrants value
 resulting from Initial Public
 Offering.....................       (250)      --             --             --
Warrants issued in connection
 with legal settlement........        300       --             --             --
Issuance of shares related to
 exercise of warrants.........     --           --             --             --
Exercise of stock options.....         25       --             --             --
Shares issued in connection
 with acquisition.............      5,206       --             --             --
Comprehensive loss
  Net loss....................     --          (10,334)        --             --
  Foreign currency
   gain/loss..................     --           --               (208)        --
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $418............     --           --             (1,555)        --

Comprehensive loss............
                                 --------     --------       --------         -----
Balance at December 31,
 2001.........................    113,091      (33,480)           350         --
Exercise of stock options.....        266       --             --             --
Stock based compensation......        256       --             --             --
Shares issued in connection
 with acquisition.............        359       --             --             --
Comprehensive loss............     --           --             --             --
  Net loss....................     --           (1,090)        --             --
  Foreign Currency
   gain/loss..................     --           --               (176)        --
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $420............     --           --               (551)        --

Comprehensive loss............     --           --             --             --
                                 --------     --------       --------         -----
Balance at December 31,
 2002.........................   $113,972     $(34,570)      $   (377)        --
                                 --------     --------       --------         -----
                                 --------     --------       --------         -----


                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                ------------------------------------
                                   TREASURY STOCK          TOTAL
                                -----------------    STOCKHOLDERS'
                                SHARES    AMOUNT    EQUITY (DEFICIT)
                                ------    ------    ----------------
Balance at December 31,
 1999.........................     73    $   (203)      $ 23,405
Distributions to
 stockholders.................   --         --              (339)
Distributions of securities,
 available for sale...........   --         --            (7,596)
Issuance of Princeton Review
 Publishing, LLC Units........   --         --             1,101
Minority interest.............   --         --             3,162
Acquisition of minority
 interest of franchisees......   --         --             8,240
Effect of termination of
 S-Corp.......................   --         --           --
Issuance of employee
 options......................   --         --               738
Issuance of Series A
 redeemable convertible
 preferred stock, net of
 issuance costs...............   --         --              (288)
Issuance of Class B redeemable
 non-voting common stock......   --         --           --
Deferred compensation related
 to issuance of options.......   --         --           --
Amortization of deferred
 compensation.................   --         --                14
Issuance of Class A common
 stock........................              --           --
Retirement of treasury
 stock........................    (73)        203        --
Comprehensive income
  Net income prior to S-Corp.
   termination................   --         --             4,342
  Net loss subsequent to
   S-Corp. termination........   --         --           (12,515)
  Foreign currency
   gain/loss..................   --         --                11
  Unrealized gain on
   securities, net of
   applicable income tax of
   $1,408.....................   --         --           (31,196)
                                                        --------
Comprehensive loss............                           (39,358)
Accreted dividends on Series A
 redeemable preferred stock...   --         --            (3,504)
Accreted dividends on Class B
 non-voting common stock......   --         --            (3,409)
Issuance of warrants
 convertible to Class A common
 stock........................   --            --          2,998
                                  ---    --------       --------
Balance at December 31,
 2000.........................   --         --           (14,836)
Accretion of issuance costs
 related to Series A
 redeemable preferred stock...   --         --              (160)
Accreted dividends on Series A
 redeemable preferred stock...   --         --            (2,309)
Conversion of Class A common
 to common stock resulting
 from initial public
 offering.....................   --         --           --
Conversion of Series A
 redeemable preferred to
 common stock resulting from
 initial public offering......   --         --            31,670
Accreted dividends on Class B
 non-voting common stock......   --         --            (1,956)
Deferred compensation.........   --         --               182
Conversion of Class B common
 to common stock resulting
 from initial public
 offering.....................   --         --            22,586
Net proceeds from sale of
 common stock resulting from
 initial public offering......   --         --            51,860
Adjustment to warrants value
 resulting from Initial Public
 Offering.....................   --         --              (250)
Warrants issued in connection
 with legal settlement........   --                          300
Issuance of shares related to
 exercise of warrants.........   --         --                 3
Exercise of stock options.....   --         --                25
Shares issued in connection
 with acquisition.............   --         --             5,215
Comprehensive loss
  Net loss....................   --         --           (10,334)
  Foreign currency
   gain/loss..................   --         --              (208)
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $418............   --         --            (1,555)
                                                        --------
Comprehensive loss............                           (12,097)
                                  ---    --------       --------
Balance at December 31,
 2001.........................   --         --            80,233
Exercise of stock options.....   --         --               266
Stock based compensation......   --         --               256
Shares issued in connection
 with acquisition.............   --         --               360
Comprehensive loss............   --         --           --
  Net loss....................   --         --            (1,090)
  Foreign Currency
   gain/loss..................   --         --              (176)
  Unrealized gain on
   securities, net of
   applicable income tax
   expense of $420............   --         --              (551)
                                                        --------
Comprehensive loss............   --         --            (1,817)
                                  ---    --------       --------
Balance at December 31,
 2002.........................   --         --          $ 79,298
                                  ---    --------       --------
                                  ---    --------       --------

                            See accompanying notes.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002       2001       2000
                                                               ----       ----       ----
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................  $(1,090)  $(10,334)  $ (8,172)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation.............................................    1,801      1,233      1,343
   Amortization.............................................    4,468      5,246      1,489
   Impairment of investment.................................      344         --         --
   Noncash interest expense.................................       --        602         --
   Loss on early extinquishment of debt.....................       --      3,130         --
   Bad debt expense.........................................      655        (82)       515
   Provision for uncollectable advertising fees.............       --         --        200
   Loss on disposal of fixed assets.........................      126         --         --
   Gain on sale/distribution of securities..................       --         --     (7,428)
   Compensation expense on PSU conversion...................       --         --      6,614
   Deferred income taxes....................................     (736)    (8,221)   (10,117)
   Deferred rent............................................      101        381        351
   Minority interests' share of income in subsidiaries......       --         --         50
   Stock based compensation.................................      256        241         14
   Equity interest in operations of affiliates..............       --         34        881
   Net change in operating assets and liabilities:
      Accounts receivable...................................   (6,349)     2,634     (2,358)
      Accounts receivable -- related parties................     (998)     1,139       (494)
      Other receivables.....................................      107        100       (204)
      Other receivables -- related parties..................     (594)      (196)       (67)
      Inventories...........................................      101         --        197
      Prepaid expenses......................................      (43)       (46)      (180)
      Other assets..........................................      155        262     (2,865)
      Accounts payable......................................   (1,220)     4,422        936
      Accrued expenses and taxes payable....................     (659)    (3,676)     2,419
      Accrued expenses -- related parties...................       22         --        (89)
      Deferred income.......................................    4,312     (2,475)     1,310
      Book advances.........................................     (113)    (1,127)      (147)
      Book advances -- related parties......................      (79)      (209)      (354)
                                                              -------   --------   --------
Net cash provided by (used in) operating activities.........      567     (6,942)   (16,156)
                                                              -------   --------   --------
Cash flows from investing activities:
   Purchase of furniture, fixtures, equipment and software
    development.............................................   (6,107)    (3,695)    (6,742)
   Investment in affiliates.................................     (270)      (130)    (1,300)
   Purchase of franchises and other businesses, net of cash
    acquired................................................   (1,393)   (16,697)      (320)
   Stockholder loan.........................................     (400)      (615)       (79)
   Notes receivable.........................................    1,123     (1,840)        --
   Investment in other assets...............................   (1,851)    (1,036)    (5,002)
                                                              -------   --------   --------
Net cash used in investing activities.......................   (8,898)   (24,013)   (13,443)
                                                              -------   --------   --------
Cash flows from financing activites:
   Borrowings under line of credit..........................       --     24,691      5,200
   Repayment of line of credit..............................       --    (29,464)    (1,400)
   Repayment of term loan, net..............................      (50)       (10)       (37)
   Capital leases payments..................................     (204)      (546)       163
   Distributions to stockholders............................       --         --       (339)
   Proceeds from Investment in Series A redeemable
    convertible preferred stock, net of offering costs......       --         --     25,409
   Notes payable related to franchises purchased............   (1,653)        --         --
   Proceeds from sale of common stock in initial public
    offering, net...........................................       --     53,320         --
   Initial public offering costs............................       --         --     (1,460)
   Proceeds from exercise of options........................      266         25         --
   Proceeds fom sale of Class B redeemable non-voting common
    stock...................................................       --         --        180
   Issuance of warrants.....................................       --         --      2,998
   Issuance of Princeton Review Publishing, LLC units.......       --         --      1,101
                                                              -------   --------   --------
Net cash (used in) provided by financing activities.........   (1,641)    48,016     31,815
                                                              -------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (9,972)    17,061      2,216
Cash and cash equivalents, beginning of period..............   21,935      4,874      2,658
                                                              -------   --------   --------
Cash and cash equivalents, end of period....................  $11,963   $ 21,935   $  4,874
                                                              -------   --------   --------
                                                              -------   --------   --------
Supplemental disclosures of cash flow information
 Cash paid during the year for:
   Interest.................................................  $   629   $  1,909   $    159
                                                              -------   --------   --------
                                                              -------   --------   --------
   State and local income taxes.............................  $   237   $    136   $    177
                                                              -------   --------   --------
                                                              -------   --------   --------

                            See accompanying notes.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

    The Princeton Review, Inc. and its wholly owned subsidiaries, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Products, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review of Canada Inc., as well as the Company's national advertising fund (together, the 'Company'), are engaged in the business of providing courses that prepare students for college, graduate school and other admissions tests. The Company, through Princeton Review Operations, LLC, provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2002, the Company had 9 franchisees operating approximately 19 offices under the Princeton Review name in the United States and approximately 19 offices abroad operated by franchisees in 12 countries. The Company also sells support materials and equipment to its franchisees, authors content for various books and software products published by third parties, sells Web-based products to higher education institutions, operates a Web site providing education-related content and provides a number of services to K-12 schools and school districts to help them deal with state-mandated assessments.

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

Cash and Cash Equivalents

    As of December 31, 2002 and 2001, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have average maturities of 90 days or less at the date of purchase. Approximately 83% and 93% of the Company's cash and cash equivalents at December 31, 2002 and 2001, respectively, were on deposit at one financial institution.

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

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Software and Website Development

    The Company accounts for internal use software development in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ('SOP') 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Effective July 1, 2000, the Company adopted Emerging Issues Task Force ('EITF') 00-2, Accounting for Website Development Costs. The adoption of this EITF has not had a material effect on the Company's financial condition or results of operations.

    For the years ended December 31, 2002, 2001 and 2000, the Company expensed approximately $3.6 million, $1.3 million and $1.9 million, respectively, of product development costs that were incurred in the preliminary project stage under SOP 98-1. For the years ended December 31, 2002 and 2001, the Company capitalized approximately $2.2 million and $4.1 million, respectively, in product and website development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2002, 2001 and 2000, the Company recorded related amortization expense of approximately $2.6 million, $2.4 million and $1.1 million, respectively. As of December 31, 2002 and 2001, the net book value of these capitalized product and website development costs were $4.5 million, and $5.1 million, respectively. These capitalized costs are amortized using the straight-line method over the estimated useful life of the assets ranging from 12 to 24 months.

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

Goodwill and Territorial Marketing Rights

    Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired. Territorial marketing rights represent rights contributed by our independent franchisees to Princeton Review Publishing, LLC in 1995 in exchange for membership units of Princeton Review Publishing LLC to allow the marketing of the Company's products on a contractually agreed-upon basis within the franchisee territories. Without these rights, the Company would be prohibited from selling its products in these territories due to the exclusivity granted to the franchisees within their territories.

    In conjunction with the adoption of Statements of Financial Accounting Standards No. 142, as of January 1, 2002, the Company's goodwill and intangible assets including territorial marketing rights that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets are amortized over their useful lives and are evaluated for impairment whenever events or circumstances indicate that carrying amounts may not be

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

recoverable through future undiscounted cash flows, excluding interest costs. If tests or circumstances suggest that the Company's intangible assets are impaired, the Company assesses the fair value of the intangible assets and reduces them to an amount that results in book value approximating fair value.

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

Deferred Income

    Deferred income represents tuition and customer deposits (which are refundable prior to the commencement of the program), college marketing fees and subscription services, professional development fees and fees for printed materials. Tuition is applied to income ratably over the periods in which it is earned, generally the term of the program. College marketing fees and subscription fees are applied to income ratably over the life of the agreements, which range from 12 to 36 months. Fees for professional development and printed materials are recognized as the services and products are delivered.

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

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Royalty Service Fees

    As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8% of the franchise's gross receipts collected during the preceding month. In addition, these fees include a per student fee charged to the Company's franchisees for use by their students of the Company's supplemental online course tools. The Company's franchisees' contributions to the advertising fund are also recognized by the Company as royalty revenue (See Note 8). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

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

    College Marketing and Subscription Fees

    The Company recognizes revenue from subscription fees for Web-based services over the life of the contract, which is typically one year in duration.

    Transaction Processing Fees

    The Company recognizes revenue from transaction processing fees, such as Web-based application fees, as the transactions are completed.

    Other Income

    Other income consists of miscellaneous fees for other services provided to third parties primarily for authoring questions, advertising, test booklets, training and professional development fees and fees for teaching after school programs which are recognized as the products or services are delivered. Also included in Other Income are college marketing fees which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following table summarizes the Company's revenue and cost of revenue for the years ended December 31, 2002, 2001 and 2000:

                                                                BOOK, SOFTWARE     INITIAL       WEB BASED
                                       COURSE      ROYALTY      AND PUBLICATION   FRANCHISE   SUBSCRIPTION AND  OTHER
                                      REVENUES   SERVICE FEES       INCOME          FEES      PROCESSING FEES   INCOME  TOTAL
                                      --------   ------------       ------          ----      ---------------   ------  -----
                                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
   Revenue
      Test Preparation Services.....  $60,262      $4,256             --          $205             --        $1,212   $65,935
      Admissions Services...........       --          --         $3,570            --        $ 8,665         1,729    13,964
      K-12 Services.................       --          --          4,114            --          1,486         3,737     9,337
                                      -------      ------         ------          ----        -------        ------   -------
         Total......................  $60,262      $4,256         $7,684          $205        $10,151        $6,678   $89,236
                                      -------      ------         ------          ----        -------        ------   -------
                                      -------      ------         ------          ----        -------        ------   -------
   Cost of Revenue
      Test Preparation Services.....  $18,665          --             --            --             --         $  15   $18,680
      Admissions Services...........       --          --         $1,656            --        $ 2,403            --     4,059
      K-12 Services.................       --          --            570            --            774         1,983     3,327
                                      -------      ------         ------          ----        -------        ------   -------
         Total......................  $18,665          --         $2,226            --        $ 3,177        $1,998   $26,066
                                      -------      ------         ------          ----        -------        ------   -------
                                      -------      ------         ------          ----        -------        ------   -------
YEAR ENDED DECEMBER 31, 2001
   Revenue
      Test Preparation Services.....  $49,853      $3,262             --            --             --         $ 821   $53,936
      Admissions Services...........       --          --         $2,720            --        $ 4,622         1,582     8,924
      K-12 Services.................       --          --          5,205            --            480           570     6,255
                                      -------      ------         ------          ----        -------        ------   -------
         Total......................  $49,853      $3,262         $7,925            --        $ 5,102        $2,973   $69,115
                                      -------      ------         ------          ----        -------        ------   -------
                                      -------      ------         ------          ----        -------        ------   -------
   Cost of Revenue
      Test Preparation Services.....  $17,019          --             --            --             --           --    $17,019
      Admissions Services...........       --          --         $1,017            --        $ 1,007         $ 502     2,526
      K-12 Services.................       --          --          1,514            --            498           186     2,198
                                      -------      ------         ------          ----        -------        ------   -------
         Total......................  $17,019          --         $2,531            --        $ 1,505         $ 688   $21,743
                                      -------      ------         ------          ----        -------        ------   -------
                                      -------      ------         ------          ----        -------        ------   -------
YEAR ENDED DECEMBER 31, 2000
   Revenue
      Test Preparation Services.....  $29,550      $4,166             --          $ 25             --         $ 307   $34,048
      Admissions Services...........       --          --         $2,523            --        $   645         1,312     4,480
      K-12 Services.................       --          --          5,335            --             16            --     5,351
                                      -------      ------         ------          ----        -------        ------   -------
         Total......................  $29,550      $4,166         $7,858          $ 25        $   661        $1,619   $43,879
                                      -------      ------         ------          ----        -------        ------   -------
                                      -------      ------         ------          ----        -------        ------   -------
   Cost of Revenue
      Test Preparation Services.....  $11,532          --             --            --             --            --   $11,532
      Admissions Services...........       --          --         $  780            --             --         $ 185       965
      K-12 Services.................       --          --            815            --        $    91            61       967
                                      -------      ------         ------          ----        -------        ------   -------
         Total......................  $11,532          --         $1,595            --        $    91         $ 246   $13,464
                                      -------      ------         ------          ----        -------        ------   -------
                                      -------      ------         ------          ----        -------        ------   -------

Foreign Currency Translation

    Balance sheet accounts of the Company's Canadian subsidiary are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. Foreign exchange gains and losses for all the years presented were not significant.

Advertising and Promotion

    The majority of costs associated with advertising and promotion are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets had been expensed by December 31, 2002, 2001, and 2000, respectively. Total advertising and promotion expense was approximately $7.9 million, $9.4 million, and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, impairment write downs and amortization lives assigned to intangible assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

    For financial instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximated fair value because of their short maturity. The carrying value of the Company's debt approximated fair value as the interest rates for the debt approximated market rates of interest available to the Company for similar instruments. Securities, available for sale, are publicly traded and are stated at the last reported sales price on the day of the valuation.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions.

    Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company does not require collateral. One customer, whose revenues are reported in the Admissions Services division, accounted for approximately 19% and 18% of gross accounts receivable at December 31, 2002 and 2001, respectively. In addition, a second customer, whose revenues are reported in the K-12 Services division, accounted for approximately 5% and 30% of gross accounts receivable at December 31, 2002 and 2001, respectively. Another customer, whose revenues are reported in the K-12 Services division, accounted for approximately 16% of gross accounts receivable at December 31, 2002.

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

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Prior to 2000, there were no common stock equivalents excluded from the net income (loss) per share calculation. During 2002, 2001 and 2000, certain shares of Series A preferred stock, warrants and stock options were outstanding that would be dilutive but were excluded because to include them would have been antidilutive.

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

Stock options

    The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ('APB') No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Operations because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Under the Company's 2000 Stock Incentive Plan, however, the Company did recognize a one-time charge of compensation cost in 2001 because stockholder approval of the plan was required subsequent to the grant date (see
Note 12).

    Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company's net loss per share would have been increased to the pro forma amounts indicated:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                          --------------------------------
                                                            2002       2001        2000
                                                            ----       ----        ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                       DATA)
Pro forma net loss available for common stockholders....  $(1,867)   $(15,014)   $(15,549)
Pro forma loss per share:
    Basic and Diluted...................................  $ (0.07)   $  (0.70)   $  (1.10)

    Prior to the Company's initial public offering, the fair value for these options was estimated at the date of grant using the minimum-value method, which utilizes a near-zero volatility factor. After the Company's initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under these methods:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                             --------------
                                                              2002    2001
                                                             ------   -----
                                                             BLACK-SCHOLES     MINIMUM
                                                                 OPTION       FAIR VALUE
                        ASSUMPTIONS                          PRICING MODEL      METHOD
                        -----------                          -------------      ------
Expected life (years)......................................       5       5         5
Risk-free interest rate....................................     4.5%    5.5%      5.5%
Dividend yield.............................................       0%      0%        0%
Volatility factor..........................................  0.7611    1.13       n/a

    These option-valuation methods require input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing methods do not necessarily provide a reliable single

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

measure of the fair value of its employee stock options. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated. For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense over the options' vesting period. The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 was $4.74 and $5.73, respectively. As of December 31, 2002, there were 1,238,493 options exercisable with a weighted average remaining contractual life of 8.1 years.

Adoption of New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the required tests of goodwill and indefinite lived intangible assets and, based on the results, has not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142 (see Note 12). Acquisitions consummated after June 30, 2001 are required to be accounted for in accordance with SFAS
141. (See Note 12 as it relates to acquisitions.) The Company's 2001 and 2000 results do not reflect the provisions of SFAS No. 142. Had the Company adopted SFAS No. 142 on January 1, 2000 and ceased to amortize goodwill at such date, the Company's historical net loss and basic and diluted net loss per share would have been as follows:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                                ----        ----
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Reported net loss...........................................  $(14,599)   $(15,085)
Goodwill amortization.......................................     1,343         177
                                                              --------    --------
Adjusted net loss...........................................  $(13,256)   $(14,908)
                                                              --------    --------
                                                              --------    --------
Reported basic and diluted net loss per share...............  $  (0.68)   $  (1.07)
Goodwill amortization.......................................      0.06        0.01
                                                              --------    --------
Adjusted basic and diluted net loss per share...............  $  (0.62)   $  (1.06)
                                                              --------    --------
                                                              --------    --------

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This standard superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and provided a single accounting model for long-lived assets to be disposed of. The new standard also superseded the provisions of APB Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and required expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company's results of operations or financial position.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. In most instances, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of January 1, 2003. Accordingly, the Company reclassified the $3.1 million loss on extinguishment of debt previously classified as an extraordinary item in 2001 to conform to the provisions of SFAS No. 145.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As provided for in SFAS No. 148, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options.

Reclassification

    Certain balances have been reclassified to conform with the current year presentation.

2. OTHER ASSETS

    Other assets (current) consist of the following at:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                               ----     ----
                                                              (IN THOUSANDS)
Deferred book costs.........................................  $   42   $  161
Inventories.................................................     639      719
Deferred income tax.........................................     907      593
Deferred cost of franchise acquisitions.....................      29       --
Other.......................................................     337      504
                                                              ------   ------
                                                              $1,954   $1,977
                                                              ------   ------
                                                              ------   ------

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Other assets (noncurrent) consist of the following at:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                               ----     ----
                                                              (IN THOUSANDS)
Capitalized course costs, net of accumulated amortization of
  $1,693 in 2002 and $1,585 in 2001.........................  $4,700   $4,042
Non-compete agreement costs, net of accumulated amortization
  of $450 in 2002 and $377 in 2001..........................     584      812
Construction in progress....................................     312       --
Security deposits...........................................     555      499
Loans to officers...........................................   1,117      615
Customer lists, net of accumulated amortization of $338 in
  2002 and $68 in 2001......................................   2,363    2,633
Trademark, net of accumulated amortization of $11 in 2002
  and $68 in 2001...........................................     327      318
                                                              ------   ------
                                                              $9,958   $8,919
                                                              ------   ------
                                                              ------   ------

3. INVESTMENT IN STUDENT ADVANTAGE, INC.

    As of January 1, 2000, the company owned 1,570,003 shares of common stock of Student Advantage, Inc. Effective March 31, 2000, in connection with the Company's restructuring and sale of Series A preferred stock, the Company's board of directors approved the distribution of 742,876 shares of Student Advantage, Inc. stock to its stockholders and 32,168 shares to its employees. On March 31, 2000, the Company distributed the stock to the stockholders and realized a gain of approximately $7.4 million. On April 18, 2000, the Company distributed 32,168 shares to the employees and realized a gain of approximately $169,000.

    During 2002 Student Advantage, Inc. declared a 10:1 reverse stock split. After giving affect to this stock split, at December 31, 2002 and 2001, the Company held 79,496 shares of Student Advantage, Inc. common stock valued at approximately $31,000 ($.39 per share) and $1,002,000 ($12.60 per share), respectively, and recorded as available for sale securities.

4. FURNITURE, FIXTURES, EQUIPMENT AND SOFTWARE DEVELOPMENT

    Furniture, fixtures, equipment and software development consist of the following at:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                               ----      ----
                                                               (IN THOUSANDS)
Computer equipment..........................................  $ 5,474   $ 4,242
Furniture, fixtures and equipment...........................    1,645     1,351
Computer and phone equipment under capital leases...........    2,120     1,891
Automobiles.................................................       22        22
Software -- third party.....................................    3,490     1,879
Software -- internally developed............................    6,506     7,158
Leasehold improvements......................................    3,988     2,244
                                                              -------   -------
                                                               23,245    18,787
Less accumulated depreciation and amortization, including
  $1,456 in 2002 and $1,060 in 2001 of accumulated
  depreciation for assets under capital leases..............   11,892     8,626
                                                              -------   -------
                                                              $11,353   $10,161
                                                              -------   -------
                                                              -------   -------

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. INVESTMENT IN AFFILIATES

    The Company has an ownership interest of approximately 20% in Student Monitor, LLC, a privately held company. At December 31, 2002 and 2001, the Company's investment in this company was approximately $63,000 and $86,000, respectively.

    In February 1999, the Company invested $5,000 for an ownership interest of approximately 48% in Tutor.com, Inc., a privately held startup company. Effective December 31, 1999, as a result of additional third party investments in Tutor.com, Inc., the Company's interest was reduced to approximately 30%. In May 2000, after further third party investments and an additional $1 million investment by the Company, the Company's ownership interest was reduced to approximately 20%. At December 31, 2002 and 2001, the Company's net investment in Tutor.com was $0. The investment agreement includes various marketing arrangements including the license by the Company to use various trademarks to co-brand the Tutor.com service, the sharing of lists of prospective and current customers and promotion of each other's Web sites. These marketing arrangements are mutually provided free of charge.

    In 2002, 2001 and 2000, the Company invested $130,000, $270,000 and
$300,000, respectively, in SchoolNet, Inc, a privately held education technology solutions company. The Company currently owns approximately 5% of SchoolNet. The Company maintains a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of the Company's Homeroom.com product called 'Homeroom Inside.' As of December 31, 2002 the value of the Company's investment in SchoolNet was approximately $356,000, net of an impairment writedown of approximately $344,000. The Company has also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of the Homeroom.com Web site.

6. LINES OF CREDIT AND LONG-TERM DEBT

Lines of Credit

    On October 27, 2000, the Company entered into a Line of Credit Agreement with Excel Bank, N.A. for $4.5 million and borrowed the full amount thereunder. The line of credit was due on the earlier of October 31, 2001 or 10 days after the Company's initial public offering and bore interest at a variable rate of prime plus 1% per year. As of December 31, 2000, $4.5 million was outstanding under this line of credit. The Excel Bank line of credit was fully paid off in June 2001 with a portion of the Company's proceeds from its initial public offering.

    On December 14, 2000, the Company entered into a loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P., providing for a line of credit of up to $25,000,000 under which the Company could borrow up to $18,750,000 for the acquisition of its independent franchises and up to $6,250,000 for general corporate purposes. The Company incurred approximately $1,103,000 of transaction costs in connection with this loan agreement. Amounts borrowed under the credit facility initially bore interest at an annual interest rate of 13%. Until the termination of the facility, the applicable annual interest rate was to increase by 1% on each anniversary of the agreement. The loan was secured by substantially all of the Company's current and future business assets. In connection with this line of credit, the Company issued warrants for the purchase of Class A common stock to the lenders (see Note 7). As of December 31, 2000, there were no borrowings under this line of credit. During 2001 the Company borrowed $24,691,000, which was fully paid off including all accrued interest on June 22, 2001 with a portion of the Company's proceeds from its initial public offering and the facility was terminated as of that date. In connection with the retirement of this loan, the Company wrote off the remaining deferred financing costs and the unamortized cost of the warrants issued to the lenders resulting in a loss on early extinguishment of debt of approximately $3.1 million.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    On March 2, 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. (see Note 12). The Company financed part of this acquisition with notes from the sellers totaling $3,625,000, which was outstanding as of December 31, 2002 and 2001. This balance is comprised of two notes. The first promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. This promissory note was convertible into common stock at the price per share at which shares of the Company's common stock are sold in its initial public offering for a period of 60 days, beginning on the first anniversary date of the completion of the offering. During this period, the holder of the note had the right to convert 100% or any percentage between 0% and 33% of the unpaid principal amount due under the note into common stock. The second promissory note of $500,000, bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance.

    On June 18, 2001, the Company acquired the assets comprising the business of T.S.T.S., Inc. (see Note 12). The Company financed part of this acquisition with a note from the sellers in the amount of $1,475,000, which was outstanding as of December 31, 2002 and 2001. This note is payable as to principal in 10 equal quarterly installments beginning on January 1, 2004 and bears interest at the rate of 8.25% per year, payable quarterly.

    On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark.com, Inc. ('Embark') (see Note 12). As part of the assumed liabilities, the Company renegotiated and assumed $3.4 million in indebtedness that Embark owed to Comdisco, Inc. ('Comdisco'). Amounts outstanding under the loan agreement bear interest at an annual rate of 6.25%. The loan is secured by substantially all of the Company's current and future business assets, including membership interests in its subsidiaries, and is guaranteed by the Company's subsidiaries. The loan agreement contains covenants typical to a secured loan agreement, including covenants requiring the Company to maintain financial ratios relating to total indebtedness to net worth, and covenants that restrict, among other things, the Company's ability to incur additional debt, pay cash dividends, create liens, change its fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions. The Company is required to repay all amounts outstanding under its loan agreement with Comdisco by October 1, 2003. As of December 31, 2002, approximately $1.4 million of the loan remained outstanding.

    On October 18, 2002, the Company acquired the assets comprising the business of The Princeton Review of St. Louis, Inc. (see Note 12). The Company financed part of this acquisition with a note from the sellers in the amount of $466,500, which was outstanding as of December 31, 2002. This note is payable in two annual installments of $250,000, including interest which is imputed at the rate of 4.8% per year.

Capital Lease Obligations

    At December 31, 2002, the Company has leased approximately $2.1 million of computer and phone equipment under capital leases, all of which are included in fixed assets (see Note 4).

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2002:

YEAR ENDING DECEMBER 31,                                 (IN THOUSANDS)
------------------------                                 --------------
    2003...............................................       $260
    2004...............................................        212
    2005...............................................         77
    2006...............................................         64
    2007...............................................         28
                                                              ----
Total..................................................        641
Less amounts representing interest (effective rate
  ranges from 6% to 22%)...............................        110
                                                              ----
Present value of the minimum lease payments............        531
Less current portion of capital lease obligations......        215
                                                              ----
Long-term portion of capital lease obligations.........       $316
                                                              ----
                                                              ----

Long-Term Debt

    Long-term debt consists of the following at:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                               ----     ----
                                                              (IN THOUSANDS)
Notes payable...............................................  $6,980   $8,217
Capital lease obligations...................................     531      733
Auto loan...................................................      11       12
                                                              ------   ------
                                                               7,522    8,962
    Less current portion....................................   1,866    2,132
                                                              ------   ------
                                                              $5,656   $6,830
                                                              ------   ------
                                                              ------   ------

    The annual maturities of notes payable as of December 31, 2002 are approximately as follows:

                                                             AMOUNT
AS OF DECEMBER 31,                                          MATURING
------------------                                          --------
                                                         (IN THOUSANDS)
    2003...............................................      $1,651
    2004...............................................         885
    2005...............................................       1,624
    2006...............................................         789
    2007...............................................         625
    Thereafter.........................................       1,406
                                                             ------
                                                             $6,980
                                                             ------
                                                             ------

7. STOCKHOLDERS' EQUITY

Corporate Restructuring

    Until March 31, 2000, the Company was an S corporation with four majority owned limited liability company subsidiaries, Princeton Review Management, LLC, Princeton Review Products, LLC, Princeton Review Publishing, LLC and Princeton Review Operations, LLC (collectively, the 'Subsidiaries'). The stockholders of the S corporation held Class A voting and Class B non-voting

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock. Effective March 31, 2000, a new holding company, TPR Holdings, Inc., a Delaware corporation, was formed.

    On April 1, 2000, the Class A common stock and Class B non-voting common stock of the S corporation were exchanged for a proportionate number of shares of either Class A common stock or Class B non-voting common stock of TPR Holdings, Inc. All of the members' interests held by minority interest holders in the Subsidiaries were exchanged for an agreed upon number of shares of either Class A common stock or Class B non-voting common stock of TPR Holdings, Inc. In this transaction, the shareholders of the S corporation received 9,703,675 shares of Class A common stock and 700,259 shares of Class B non-voting common stock of TPR Holdings, Inc. The minority interest holders in the Subsidiaries received 2,858,311 shares of Class A common stock and 1,119,766 shares of Class B non-voting common stock of TPR Holdings, Inc. The acquisition of the minority interest, other than the one minority interest holder that held a 20% interest in each of our operating subsidiaries, was accounted for as a purchase business combination. These transactions resulted in the Company recording goodwill of approximately $8.2 million. The fair value of the Company's common stock, in the opinion of management, at the time of this restructuring was $7.39 per share. This per share value was used to calculate the amount of goodwill recorded. The minority interest holder of a 20% interest in each of our operating subsidiaries received an equivalent interest in TPR Holdings, Inc. This transaction was accounted for as an exchange of equivalent interests. Accordingly, no goodwill was recorded in connection therewith. Concurrently, the Company authorized an additional 2,538,000 shares of common stock to be used for grants of stock and/or options to employees.

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

Sales of Series A Preferred Stock

    On April 18, 2000, the Company sold 3,713,540 shares of Series A convertible preferred stock for $27 million. Prior to the conversion of their shares into common stock, the holders of the convertible preferred stock were entitled to, among other substantial rights: (1) voting rights equivalent to the voting rights they would hold as if their holdings were converted to common stock at the then applicable conversion rate, other than the right to elect directors;
(2) the right to designate one member of the Company's board of directors; (3) distribution and liquidation preferences; (4) the option to convert to common stock at any time on a .961-for-one basis, subject to anti-dilution adjustments;
(5) automatic conversion upon the effective date of a qualified initial public offering on a .961-for-one basis, subject to anti-dilution adjustments and the special provision described below; (6) anti-dilution protection; (7) covenants requiring authorization of enumerated transactions; and (8) a mandatory redemption provision whereby any holder of convertible preferred stock could give a redemption notice at any time after March 31, 2005 and cause the Company to redeem all or a portion of their shares within 90 days of receipt of the redemption notice, with the redemption price defined as the original purchase price multiplied by 1.9, which multiple was to be increased if the Company breached certain covenants contained in the Investor Rights Agreement among the Company and the purchasers of the convertible preferred stock.

    In addition to the rights described above, in the event that the initial public offering price of the shares offered by the Company in its initial public offering was less than $12.99 per share,

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

then, instead of converting on a .961-for-one basis upon the completion of the Company's initial public offering, the holders of Series A preferred stock would receive upon the completion of the offering, in exchange for their shares of Series A preferred stock:

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

    In the preceding formula, 'the Company's total valuation immediately prior to its initial public offering' means (1) the total number of shares of the Company's common stock outstanding immediately following its initial public offering multiplied by the per share initial public offering price of the shares sold in its initial public offering, minus (2) the number of shares sold in its initial public offering multiplied by the per share initial public offering price of the shares sold in its initial public offering.

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

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Such amount was adjusted based upon the initial public offering price resulting in the decrease in the value of the warrants by approximately $250,000.

    Simultaneously with the Company's initial public offering in June 2001, these warrants were converted into 249,774 common shares and the unamortized balance was written off when the loan was paid off on June 22, 2001. This resulted in a loss on early extinguishment of debt (see Note 6).

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

    The Company is required to keep separate advertising fund accounting records and to maintain the advertising funds collected from the franchisees in a separate bank account. Prior to July 2001, the account balances of the advertising fund are not included in the accompanying consolidated financial statements. During 2001, with the acquisition of several franchises (see Note
12), the Company attained majority control over the advertising fund and began to consolidate the advertising fund in the Company's financial statements. Accordingly, since July 2001, franchisee payments to the Company in respect of the advertising fund are recorded in the Company's revenue and the expenses of the advertising fund are recorded in the Company's Selling, General and Administrative Expenses.

Office and Classroom Leases

    The Company has entered into various operating leases for its office and classroom site locations. Minimum rental commitments under these leases, which are in excess of one year, as of December 31, 2002, are approximately as follows:

YEAR ENDING DECEMBER 31,                                 (IN THOUSANDS)
------------------------
    2003...............................................     $ 3,094
    2004...............................................       2,834
    2005...............................................       2,371
    2006...............................................       1,919
    2007...............................................       2,085
    Thereafter.........................................       3,606
                                                            -------
                                                            $15,909
                                                            -------
                                                            -------

    Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $6.9, $6.5 and $3.7 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

    The Company has been released from a portion of its rent obligation on certain premises which it is subleasing through 2004; however, in the event of default by the sublessee, it would remain liable for the balance of the rent obligation, which, at December 31, 2002 aggregated approximately $201,000.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Legal Matters

    The Company is party to various litigation matters in the ordinary course of its business which, in the opinion of management, will not result in a material loss to the Company.

    In June 1996, an author filed a lawsuit against the Company. On May 10, 2000, the lawsuit was settled and the Company paid the author $900,000 cash and issued warrants providing for the purchase of such number of shares of the Company's common stock as is obtained by dividing $1,200,000 by the initial public offering price of the Company's common stock. These warrants were exercisable for an 18-month period, beginning with the date of the completion of an initial public offering by the Company, at an exercise price equal to the initial public offering price of the Company's stock. At December 31, 2000, the Company recorded a $300,000 expense for the fair value of the warrants. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: an expected life of 18 months, an exercise price of $12.00 per share, an expected dividend yield of 0%, an expected stock price volatility factor of 0.5 and a risk-free interest rate of 6.8%. In December 2002, the warrants expired unexercised. In addition, as part of the settlement, the Company's royalty agreement with the author was amended. Under the amended royalty agreement, the publisher pays royalties directly to the author. Should royalties paid under the agreement be less than $200,000 per year through December 31, 2004, the Company is required to pay the difference. During 2000 the Company paid the author approximately $30,000 to achieve this minimum. None was paid in 2002 and 2001.

Co-authorship Agreements

    In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company's future contractual commitments under the co-authorship agreements for manuscripts not yet delivered as of December 31, 2002 and 2001 are approximately $29,000 and $49,000, respectively. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for advances and royalties were approximately $367,000, $284,000, and $226,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    The expense related to co-author payments is accrued monthly. This expense is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

9. INCOME TAXES

    Prior to April 1, 2000, the Company was an S corporation under the provisions of the Internal Revenue Code ('IRC'), which provides that in lieu of corporate income taxes, each stockholder is taxed on their proportionate share of the taxable income. The Company's operating subsidiaries were organized as limited liability companies, therefore, income taxes were the responsibility of the members and not the limited liability companies. Certain state and local jurisdictions in which the Company operates do not recognize S corporation or limited liability company status. Therefore, for periods prior to April 1, 2000, provision for certain state and local income taxes was made, as applicable.

    Effective April 1, 2000, in connection with its restructuring, the Company converted to a C corporation and is now subject to federal, state and local income taxes. In connection with this conversion, the Company recorded a one time nonrecurring benefit of approximately $899,000.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Such benefit relates to the deferred tax assets and liabilities associated with the difference between the financial statements and tax basis of the assets and liabilities of the Company.

    The (provision) benefit for income taxes consists of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              2002     2001       2000
                                                              ----     ----       ----
                                                                    (IN THOUSANDS)
Current.....................................................  $ --    $ (128)   $  (125)
Deferred....................................................   736     6,747     10,117
                                                              ----    ------    -------
                                                              $736    $6,619    $ 9,992
                                                              ----    ------    -------
                                                              ----    ------    -------

    Significant components of the Company's deferred tax assets and liabilities are as follows at:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                               ----      ----
                                                               (IN THOUSANDS)
Deferred tax assets:
Net operating loss carryforward.............................  $19,641   $18,034
    Advertising fund allowance..............................       --        83
    Allowance for doubtful accounts.........................      219       370
    Stock appreciation rights...............................      198       210
    Capitalized inventory costs.............................       33         9
    Deferred rent...........................................      404       311
    Accumulated depreciation................................       --        13
Accumulated amortization....................................       --       283
    Unrealized losses.......................................      147        --
    Other...................................................      360       257
                                                              -------   -------
        Total deferred tax assets...........................   21,002    19,570
                                                              -------   -------
Deferred tax liabilities:
    Unrealized gains........................................       --      (418)
    Software development costs..............................     (703)     (801)
    Accumulated amortization................................     (537)       --
    Accumulated depreciation................................     (256)       --
Stock appreciation rights...................................       --        (2)
                                                              -------   -------
        Total deferred tax liabilities......................   (1,496)   (1,221)
                                                              -------   -------
        Net deferred tax asset..............................  $19,506   $18,349
                                                              -------   -------
                                                              -------   -------

    The net deferred tax asset at December 31, 2002 and 2001 is classified in the Company's consolidated balance sheet as current deferred tax assets of approximately $907,000 and $593,000 respectively and noncurrent deferred tax assets of approximately $18.6 million and $17.8 million, respectively. As of December 31, 2002, the Company has a net operating loss carryforward totaling approximately $47.2 million which expires in the years 2020 through 2022, and other timing differences which will be available to offset regular taxable income during the carryforward period. The Company believes that the related deferred tax benefit amount will more likely than not be recognized during these periods and, accordingly, no valuation allowance was deemed necessary.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2002 and 2001 and the U.S. federal statutory tax rate is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                           2002               2001
                                                           ----               ----
                                                               (IN THOUSANDS)
Pre-tax net loss....................................  $621        34%    $5,141      34%
Effect of minority interest and other permanent
  differences.......................................    45       2.5%      (155)    (1)%
Effect of state taxes...............................   129       7.1%     1,117       7%
Effect of minimum capital taxes.....................    --        --        (84)    (1)%
Other...............................................   (59)    (3.2)%       600       4%
                                                      ----     -----     ------     ---
                                                      $736      40.4%    $6,619      43%
                                                      ----     -----     ------     ---
                                                      ----     -----     ------     ---

10. EMPLOYEE BENEFITS AND CONTRACTS

Fully Insured Partial Funding Medical Plan

    Prior to December 31, 2002, the Company provided a fully insured partial funding medical plan for its employees. The Company is liable for medical claims submitted (after the deductible and any co-payment by the employee) up to the amount of $40,000 per employee. Any claims in excess of this amount are covered by the insurance carrier. At December 31, 2002 and 2001, the Company had no significant unfunded claims. As of December 31, 2002 and 2001, and based on the number of covered employees at those times, the maximum annual liability for medical claims for 2002 and for 2001 would be $1.6 million and $1.1 million, respectively. Beginning January 1, 2003 the company contracted with an insurance provider to provide medical insurance for its employees and under this new contract the Company is not liable for medical claims.

Retirement Plan

    The Company has a defined contribution plan (the 'Plan') under
Section 401(k) of the IRC, which provides that eligible employees may make contributions subject to IRC limitations. Employees become eligible to participate in the Plan after one year of continuous full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company's contributions to the Plan for the years ended December 31, 2002, 2001 and 2000 were $199,000 $159,000, and $98,000, respectively.

Stock Appreciation Rights Plan

    Until April 2000, the Company maintained a Stock Appreciation Rights Plan (the 'SAR Plan'). There were no issuances of Stock Appreciation Rights units ('SARs') under the SAR Plan since 1996, as the SAR Plan was augmented with a Phantom Stock Plan in June 1997 (see the Phantom Stock Plan note below). Vesting rights of awarded SARs were at the discretion of the Company's management at the time of the award. The vesting periods varied from immediate to three years based on the circumstances of each award.

Phantom Stock Plan

    Effective June 1997, the Company augmented its SAR Plan with a Phantom Stock Plan (the 'PSU Plan'). Under this plan, Phantom Stock Units ('PSUs') could be purchased by eligible employees or awarded by management. Employee purchases of PSUs were made through bi-weekly payroll deductions based on annual elections made in December of the prior year.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Awarded PSUs were at the discretion of management. Vesting rights of awarded PSUs were at the discretion of the Company's management at the time of the award. PSUs that were purchased by employees were fully vested when purchased.

    The Company recorded compensation expense of $1,082,087 for the year ended December 31, 2000, based on the actual issue prices of the vested PSUs, the annual appreciation of the fair value and the change in the number of vested PSUs. The vesting periods for awarded PSUs were based on the circumstances of each award. Some were awarded with vesting periods based on the passage of time and some were awarded with vesting based on performance.

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

    At the time of the Company's restructuring (see Note 7), the valuation committee of the PSU Plan determined the per share price of the Company's common stock to be $7.39 per share. This determination was based on a number of factors, including the $7.27 per share (adjusted to $8.59 per share for a subsequent .846-for-one reverse stock split of the Company's common stock) price paid by the Series A preferred shareholders that were then investing in the Company. Applying a discount of approximately 14% to the preferred share price, the per share value for common stock was estimated to be $7.39 per share. This per share value of $7.39 was used to value the PSUs and SARs, the exercise price of newly issued options and the stock used to replace the vested PSUs.

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

    The outstanding SARs, which were all fully vested, were converted into 133,445 stock options on a one for one basis with exercise prices between $1.73 and $2.29, which equal the initial SAR value at the time of the award adjusted for the increased number of underlying shares of common stock of the Company. Since these exercise prices were below the estimated fair value of $7.39 per share at the time of grant, the compensation expense recorded in prior periods to record the expense up to the $7.39 per share fair value was not reversed at the time of the conversion from SARs to stock options.

    The following is a summary of the Company's SAR and PSU activity and related information for the years ended December 31, 2000 and 1999. The number of shares and per share prices have

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

been adjusted to reflect the Company's April 1, 2000 restructuring and the reverse stock split (see Note 7).

                                                        SARs                        PSUs
                                               ----------------------   -----------------------------
                                                           AVG. VALUE
                                               ADJUSTED    AT TIME OF    ADJUSTED    VALUE AT TIME OF
                                                 # OF        GRANT         # OF       GRANT/PURCHASE
                                                 SARs      (ADJUSTED)      PSUs         (ADJUSTED)
                                                 ----      ----------      ----         ----------
YEAR ENDED DECEMBER 31, 1999
Outstanding at beginning of year.............    174,555                   145,275
    Granted..................................         --                 1,513,460        $2.96
    Purchased................................         --                    14,754         2.96
    Purchased................................         --                    12,622         5.32
    Exercised................................    (32,930)    $1.88          (7,512)        5.32
    Cancelled................................         --                    (3,841)        5.32
                                               ---------                ----------
Outstanding at end of year...................    141,625                 1,674,758
YEAR ENDED DECEMBER 31, 2000
    Granted..................................         --                    27,664         5.32
    Purchased................................         --                    31,971         5.32
    Exercised................................     (8,180)     1.88         (38,157)        7.39
    Cancelled................................   (133,445)     1.88      (1,696,236)        7.39
                                               ---------                ----------
Outstanding at end of period.................         --                        --
                                               ---------                ----------
                                               ---------                ----------

Stock Incentive Plan

    On April 1, 2000, the Company adopted its 2000 Stock Incentive Plan (the 'Stock Incentive Plan') providing for the authorization and issuance of up to 2,538,000 shares of common stock, as adjusted. In June 2000 and June 2001, an additional 211,500 and 846,000 shares, respectively, were authorized. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    A summary of the activity of the Stock Incentive Plan is as follows:

                                                                     WEIGHTED-AVERAGE
                                                          OPTIONS     EXERCISE PRICE
                                                          -------     --------------
Outstanding at December 31, 1999.......................         --           --
Granted below market...................................    133,445        $1.87
Granted at market......................................  1,386,228         7.46
Forfeited..............................................    (58,377)        7.39
                                                         ---------
Outstanding at December 31, 2000.......................  1,461,296         6.95
Granted below market...................................     91,500         9.04
Granted at market......................................    385,301         6.68
Forfeited..............................................    (71,791)        7.82
Exercised..............................................     (9,402)        2.65
                                                         ---------
Outstanding at December 31, 2001.......................  1,856,904         6.98
Granted below market...................................         --           --
Granted at market......................................    769,050         7.94
Forfeited..............................................   (172,321)        6.75
Exercised..............................................    (40,271)        6.59
                                                         ---------
Outstanding at December 31, 2002.......................  2,413,362         7.32
                                                         ---------
                                                         ---------
Exercisable at December 31, 2000.......................    402,295
Exercisable at December 31, 2001.......................    742,293
Exercisable at December 31, 2002.......................  1,238,493

    Stock options outstanding at December 31, 2002 are summarized as follows:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------   ------------------------------
                                   WEIGHTED-
                                    AVERAGE
    EXERCISE        OPTIONS        REMAINING       WEIGHTED-AVERAGE     OPTIONS     WEIGHTED-AVERAGE
     PRICE        OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
     -----        -----------   ----------------    --------------    -----------    --------------
 $1.73 -- 7.29       347,207          8.33              $4.35            184,043         $3.11
      7.39         1,135,443          7.28               7.39            846,607          7.39
  7.55 -- 8.30       692,676          9.20               7.96            104,876          7.99
 8.53 -- 11.00       238,036          8.34               9.44            102,967          9.63
                   ---------                                           ---------
                   2,413,362          8.08               7.32          1,238,493          6.99
                   ---------                                           ---------
                   ---------                                           ---------

    During 2000, the Company granted 133,445 stock options to employees at exercise prices ranging from $1.73-$2.29 per share. Compensation expense, in accordance with the provisions of APB 25, of approximately $739,000 was recorded by the Company for the year ended December 31, 2000. During 2001 the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded compensation expense of approximately $256,000 and $241,000 for the years ended December 31, 2002 and 2001, respectively.

11. RELATED PARTIES

Publisher

    Random House, Inc., a holder of 2,221,631 shares of the Company's common stock at December 31, 2002, is also the publisher and distributor of certain of the Company's products. The contracts signed with Random House, Inc. typically contain an advance upon signing with the balance due upon delivery of the completed manuscript. During 2002 and 2001 the Company signed contracts with Random House, Inc. for fifty-five and six new books, respectively. The total

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

advances received at the time of the contracts for these books was $224,000 and $115,000 for the years ended December 31, 2002 and 2001, respectively.

    For the years ended December 31, 2002, 2001 and 2000, the Company earned $3.5, $2.5 and $2.2 million respectively, of book and publication income from Random House, Inc. Total receivables at December 31, 2002 and 2001 include $2.8 and $1.6 million, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees. In addition, Random House, Inc. has paid advances of $34,000 and $113,000, respectively, to the Company for books that have not yet been completed as of December 31, 2002 and 2001, which are deferred as book advances. At December 31, 2002 and 2001, the Company had a liability to Random House, Inc. of $141,000 for advances previously received on uncompleted books that were cancelled in 1999.

Franchisees

    As of May 31, 1995, the Company sold approximately 18% of Princeton Review Publishing, LLC to certain franchisees (which was reduced to approximately 14% pursuant to subsequent transactions and eliminated entirely on April 1, 2000 (see Note 7)).

    For the years ended December 31, 2002, 2001 and 2000, the Company earned revenues from these franchises for management services through royalties of approximately $4.3, $2.9 and $3.4 million, respectively, and earned revenues of $1.6, $2.3 and $3.0 million, respectively, through the sale of course materials. Included in accounts receivable at December 31, 2002 and 2001 was $745,000 and $1.3 million, respectively, due from these franchises.

    In conjunction with the Company's restructuring (see Note 7), certain franchisees exercised their preemptive rights to buy more membership units in Princeton Review Publishing, LLC. These franchisees purchased an additional
280.25 units for $1,100,932.

Loans to Officers

    As of December 31, 2002 and 2001 the Company had loan balances to executive officers of approximately $1.0 million and $600,000, respectively. No loans were made to executive officers after February 2002. Such amounts and accrued interest is included in other assets at December 31, 2002. These loans are payable in four consecutive, equal annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and as of December 31, 2002, are secured by the 299,066 shares of the Company's common stock owned by these officers.

12. ACQUISITIONS

Princeton Review of Boston and Princeton Review of New Jersey

    On March 2, 2001, the Company acquired the assets comprising the businesses of Princeton Review of Boston and Princeton Review of New Jersey for a total purchase price of approximately $13.8 million. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $12,918,000. Each of these entities provided test preparation courses under the Princeton Review name through one or more franchise agreements with the Company.

    Approximately $10,175,000 of the purchase price was paid in cash at the time of closing and was financed through borrowings under the Company's credit facilities. The remaining $3,625,000 of the purchase price was paid by delivery to the sellers of two subordinated promissory notes (see Note 6).

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

    The purchase price paid at closing for the Embark assets consisted of 875,000 newly issued shares of the Company's common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness (see Note 6) and approximately $2.1 million in other assumed liabilities of Embark, consisting primarily of deferred revenue relating to customer contracts assumed by the Company, net of acquired receivables of approximately $1 million. The purchase price, including acquisition costs of approximately $1,130,000, and earnout for 2001 of approximately $476,000, exceeded the fair value of net assets acquired, resulting in goodwill of approximately $7.2 million. The acquisition was recorded in accordance with FASB 141 and accordingly no amortization expense for goodwill related to this acquisition was recorded for 2001. In accordance with the earn-out provisions entitling Embark to additional consideration based on the performance of the acquired business, Embark earned a payment of 9,128 shares of our common stock and approximately $1.2 million in cash, based on the revenue performance of the acquired business through 2002, and will receive additional cash consideration based on revenue performance for the first half of 2003. In addition to the purchase price, in connection with the transaction, the Company made a $1.8 million loan to Embark, which is secured by 300,000 of the shares of the Company's common stock that Embark received as part of the purchase price. The approximate $1.2 million earn-out was applied against the loan balance. All future cash payments to Embark based on the future revenue performance of the acquired business are contractually required to be used by Embark to repay the outstanding loan, until such time as the loan is repaid in full.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Princeton Review of St. Louis, Inc.

    On October 18, 2002, the Company acquired the assets of The Princeton Review of St. Louis, Inc. for a total purchase price of approximately $850,000. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $750,000. The Princeton Review of St. Louis, Inc. provided test preparation courses in Missouri under the Princeton Review name through a franchise agreement with the Company. This acquisition has been accounted for as a purchase and has been included in the Company's operations from the date of the purchase.

    Approximately $384,000 of the purchase price was paid in cash at the time of closing. The remaining approximately $466,000 of the purchase price was paid by delivery to the sellers of a subordinated promissory note (see Note 6).

    The pro forma consolidated results of operations, assuming the consummation of the Princeton Review of Boston, Princeton Review of New Jersey, T.S.T.S. and Embark acquisitions as of January 1, 2000, are as follows (in thousands, except per share data):

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                          ----------------------
                                                            2001          2000
                                                            ----          ----
                                                          (in thousands, except
                                                             per share data)
Revenues................................................  $ 81,037      $ 67,734
Net loss................................................   (13,204)      (24,047)
Net loss attributed to common stockholders..............   (14,468)      (30,968)
Basic and diluted net loss per share....................  $   (.82)     $  (2.07)

    The pro forma effects of the Princeton Review Peninsula and The Princeton Review of St. Louis, Inc. are not presented above because their results are not significant.

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

    The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently owned franchises. The Admissions Services division earns revenue from developing content for books, software and other publications for third-party publishers, sells advertising and sponsorships and earns subscription, transaction and marketing fees from higher education institutions. The K-12 Services division earns fees from its content development work, an Internet-based subscription service for K-12 schools, professional training and development services and K-12 print-based products.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         YEAR ENDED DECEMBER 31, 2002
                                     --------------------------------------------------------------------
                                                                (IN THOUSANDS)
                                     TEST PREPARATION   ADMISSIONS
                                         SERVICES        SERVICES    K-12 SERVICES   CORPORATE    TOTAL
                                         --------        --------    -------------   ---------    -----
Revenue............................      $65,935         $13,964        $ 9,337            --    $ 89,236
Depreciation & Amortization........        2,014           2,137          1,262       $   856       6,269
Segment operating income (loss)....       11,857          (6,249)        (5,643)       (1,492)     (1,527)
Segment EBITDA.....................       13,871          (4,234)        (4,380)         (637)      4,620
Segment Assets.....................       31,242          28,503         12,171        40,200     112,116
Expenditures for long lived
  assets...........................        2,921           1,301          2,873         2,828       9,923

                                                         YEAR ENDED DECEMBER 31, 2001
                                     --------------------------------------------------------------------
                                                                (IN THOUSANDS)
                                     TEST PREPARATION   ADMISSIONS
                                         SERVICES        SERVICES    K-12 SERVICES   CORPORATE    TOTAL
                                         --------        --------    -------------   ---------    -----
Revenue............................      $53,936         $ 8,924        $ 6,255            --    $ 69,115
Depreciation & Amortization........        2,851           1,481          1,172       $   975       6,479
Segment operating income (loss)....        2,371          (7,063)       (10,454)       (1,605)    (16,751)
Segment EBITDA.....................        5,234          (5,628)        (9,281)         (630)    (10,305)
Segment Assets.....................       27,502          25,926          6,459        51,946     111,833
Expenditures for long lived
  assets...........................       24,650          13,846          2,185           784      41,465

                                                         YEAR ENDED DECEMBER 31, 2000
                                     --------------------------------------------------------------------
                                                                (IN THOUSANDS)
                                     TEST PREPARATION   ADMISSIONS
                                         SERVICES        SERVICES    K-12 SERVICES   CORPORATE    TOTAL
                                         --------        --------    -------------   ---------    -----
Revenue............................      $34,048         $ 4,480        $ 5,351            --    $ 43,879
Depreciation & Amortization........          861             554            648       $   769       2,832
Segment operating loss.............       (2,902)         (8,840)        (6,262)       (7,215)    (25,219)
Segment EBITDA.....................       (2,081)         (1,010)        (5,613)       (7,017)    (15,721)
Segment Assets.....................        6,200          12,964          5,022        34,389      58,575
Expenditures for long lived
  assets...........................        2,591           4,025          1,739         9,056      17,411

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002       2001       2000
                                                               ----       ----       ----
                                                                     (IN THOUSANDS)

RECONCILIATION TO NET LOSS
Total loss for reportable segments..........................  $(1,527)  $(16,751)  $(25,219)
Unallocated amounts:
    Gain on distribution/sale of securities and other
      assets................................................       --         --      7,597
    Interest expense........................................     (624)    (2,043)      (237)
    Equity interest in operations of affiliates.............       --        (34)      (881)
    Other income............................................      325        570        576
    Benefit for income taxes................................      736      7,924      9,992
                                                              -------   --------   --------
Net loss....................................................  $(1,090)  $(10,334)  $ (8,172)
                                                              -------   --------   --------
                                                              -------   --------   --------

14. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

    The following table presents unaudited statement of operations data for each of the eight quarters in the two year period ended December 31, 2002. This information has been derived from the Company's historical consolidated financial statements and should be read in conjunction with the Company's historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    QUARTER ENDED
                               ---------------------------------------------------------------------------------------
                               MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                 2001       2001       2001        2001       2002       2002       2002        2002
                                 ----       ----       ----        ----       ----       ----       ----        ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue
   Test Preparation
     Services................  $10,245    $12,379     $19,725    $11,587    $14,221    $15,350     $22,888    $13,476
   Admissions Services.......    1,679      1,589       1,774      3,882      3,916      2,917       2,698      4,433
   K-12 Services.............    1,195      1,476       1,635      1,949      1,260      2,782       2,133      3,162
                               -------    -------     -------    -------    -------    -------     -------    -------
       Total revenue.........   13,119     15,444      23,134     17,418     19,397     21,049      27,719     21,071
                               -------    -------     -------    -------    -------    -------     -------    -------
Cost of revenue
   Test Preparation
     Services................    3,577      4,002       5,404      4,036      4,360      4,259       5,982      4,079
   Admissions Services.......      331        635         363      1,197        923        921         964      1,251
   K-12 Services.............      322        649         581        646        351        830         889      1,257
                               -------    -------     -------    -------    -------    -------     -------    -------
       Total cost of
         revenue.............    4,230      5,286       6,348      5,879      5,634      6,010       7,835      6,587
                               -------    -------     -------    -------    -------    -------     -------    -------
       Gross profit..........    8,889     10,158      16,786     11,539     13,763     15,039      19,884     14,484
Operating expenses
   Selling, general and
     administrative..........   12,892     13,660      18,260     16,181     17,616     15,773      17,431     13,533
   Loss on extinguishment of
     debt....................       --      3,130          --         --         --         --          --         --
   Impairment of investment..       --         --          --         --         --         --          --        344
                               -------    -------     -------    -------    -------    -------     -------    -------
       Total operating
         expenses............   12,892     16,790      18,260     16,181     17,616     15,773      17,431     13,877
                               -------    -------     -------    -------    -------    -------     -------    -------
(Loss) income from
 operations..................   (4,003)    (6,632)     (1,474)    (4,642)    (3,853)      (734)      2,453        607
                               -------    -------     -------    -------    -------    -------     -------    -------
Net (loss) income............  $(2,887)   $(4,406)    $  (892)   $(2,149)   $(2,254)   $  (434)    $ 1,316    $   282
                               -------    -------     -------    -------    -------    -------     -------    -------
                               -------    -------     -------    -------    -------    -------     -------    -------
Net (loss) income attributed
 to common stockholders......  $(5,261)   $(6,297)    $  (892)   $(2,149)   $(2,254)   $  (434)    $ 1,316    $   282
                               -------    -------     -------    -------    -------    -------     -------    -------
                               -------    -------     -------    -------    -------    -------     -------    -------
Net income (loss) per share
 attributed to common
 stockholders -- basic and
 diluted.....................  $ (0.34)   $ (0.38)    $ (0.03)   $ (0.08)   $ (0.08)   $ (0.02)    $  0.05    $  0.01
                               -------    -------     -------    -------    -------    -------     -------    -------
                               -------    -------     -------    -------    -------    -------     -------    -------
Weighted average shares used
 in computing net (loss)
 income per share............
   Basic.....................   15,299     16,767      26,293     27,171     27,187     27,248      27,259     27,262
                               -------    -------     -------    -------    -------    -------     -------    -------
                               -------    -------     -------    -------    -------    -------     -------    -------
   Diluted...................   15,299     16,767      26,293     27,171     27,187     27,248      27,381     27,349
                               -------    -------     -------    -------    -------    -------     -------    -------
                               -------    -------     -------    -------    -------    -------     -------    -------

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    BALANCE AT    ADDITIONS    DEDUCTIONS   BALANCE AT
                                                    BEGINNING     CHARGED TO      FROM        END OF
                                                    OF PERIOD      EXPENSE     ALLOWANCE      PERIOD
                                                    ---------      -------     ---------      ------
                                                                     (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2002.....................      $890          $655       $(1,018)       $527
Year Ended December 31, 2001.....................      $765          $(82)      $   207        $890
Year Ended December 31, 2000.....................      $720          $515       $  (470)       $765

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item 10 with respect to identification of directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for our 2003 annual meeting of stockholders, scheduled to be held on June 11, 2003. For information with respect to our executive officers, see 'Executive Officers' at the end of Part 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2003 annual meeting of stockholders, scheduled to be held on June 11, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2003 annual meeting of stockholders, scheduled to be held on June 11, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2003 annual meeting of stockholders, scheduled to be held on June 11, 2003.

ITEM 14. CONTROLS AND PROCEDURES

    As of March 24, 2003, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 24, 2003.

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 24, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

    1. Financial Statements -- See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 42 of this Annual Report on Form 10-K:

    2. Financial Statement Schedules -- See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 42 of this Annual Report on Form 10-K:

    3. Exhibits -- The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
  2.1  -- Conversion and Contribution Agreement, dated as of
          March 31, 2000, by and among The Princeton Review, Inc.,
          the Non-Voting Members of Princeton Review Publishing
          L.L.C., John S. Katzman and TPR Holdings, Inc. (1)
  2.2  -- RH Contribution Agreement, dated as of March 31, 2000, by and among Random House TPR, Inc., Random House, Inc., The
          Princeton Review, Inc., John S. Katzman, and TPR Holdings,
          Inc. (1)
  2.3  -- TPR Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., each of the
          persons listed on Schedule I attached to the agreement and
          TPR Holdings, Inc. (1)
  2.4  -- Option Agreement, dated as of May 30, 2000, by and among
          Princeton Review Operations, L.L.C., Princeton Review of
          Boston, Inc. and Princeton Review of New Jersey, Inc. (1)
  2.5  -- Option Agreement Amendment, dated as of December 14,
          2000, by and between Princeton Review Operations, L.L.C.,
          Princeton Review of Boston, Inc. and Princeton Review of
          New Jersey, Inc. (1)
  2.6  -- Option Agreement, dated as of October 18, 2000, by and among Princeton Review Operations, L.L.C., T.S.T.S., Inc.,
          Robert O. Case and Kevin D. Campbell. (1)
  2.7  -- Option Agreement, dated as of December 15, 2000, by and between Princeton Review Operations, L.L.C. and The
          Princeton Review Peninsula, Inc. (1)
  2.8  -- Asset Purchase Agreement, dated as of January 18, 2001, by and among Princeton Review Boston, Inc., Princeton
          Review New Jersey, Inc., Robert L. Cohen, Matthew
          Rosenthal, Princeton Review Operations, L.L.C., and
          Princeton Review Management, L.L.C. (1)
  2.9  -- Closing Agreement, dated as of March 2, 2001, by and among Princeton Review of Boston, Inc., Princeton Review
          of New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal,
          Princeton Review Operations, L.L.C. and Princeton Review
          Management, L.L.C. (incorporated herein by reference to
          Exhibit 2.8.1 to our Registration Statement on Form S-1
          (File No. 333-43874) which was declared effective on
          June 18, 2001 (the 'Form S-1')).
  2.10 -- Promissory Note, dated as of March 2, 2001, made by
          Princeton Review Operations, L.L.C. in favor of Princeton
          Review of Boston, Inc., in the principal amount of
          $3,125,000 (incorporated herein by reference to Exhibit
          2.9 to our Form S-1).
  2.11 -- Promissory Note, dated as of March 2, 2001, made by
          Princeton Review Operations, L.L.C. in favor of Princeton
          Review of Boston, Inc., in the principal amount of
          $500,000 (incorporated herein by reference to Exhibit 2.10 to our Form S-1).
  2.12 -- Asset Purchase Agreement, dated as of March 6, 2001, by and among The Princeton Review Peninsula, Inc., the Hirsch
          Living Trust, Pamela N. Hirsch, Myles E. Hirsch, Frederick
          Sliter, Princeton Review Operations, L.L.C. and Princeton
          Review Management, L.L.C. (incorporated herein by
          reference to Exhibit 2.11 to our Form S-1).
  2.13 -- Asset Purchase Agreement, dated June 18, 2001, among
          Princeton Review Operations, L.L.C., Princeton Review
          Management, L.L.C., T.S.T.S., Inc., Robert O. Case and
          Kevin D. Campbell (incorporated herein by reference to
          Exhibit 10.1 to our Quarterly Report on Form 10-Q (File
          No. 000-32469), filed with the Securities and Exchange
          Commission on August 8, 2001 (the '2001 Second Quarter
          Form 10-Q')).
  2.14 -- Subordinated Promissory Note, dated June 18, 2001, made by Princeton Review Operations, L.L.C. in favor of
          T.S.T.S., Inc., in the principal amount of $1,475,000
          (incorporated herein by reference to Exhibit 10.2 to our
          2001 Second Quarter Form 10-Q).
  2.15 -- Asset Purchase Agreement, dated as of October 1, 2001, by and among The Princeton Review, Inc., Princeton Review
          Publishing, L.L.C. and Embark.com, Inc. (incorporated
          herein by reference to Exhibit 2.1 to our Current Report
          on Form 8-K (File No. 000-32469), filed with the
          Securities and Exchange Commission on October 9, 2001 (the
          'Form 8-K')).
  3.1  -- Amended and Restated Certificate of Incorporation
          (incorporated herein by reference to Exhibit 3.1.2 to our
          Form S-1).
  3.2  -- Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3.1 to our Form S-1).
  4.1  -- Form of Specimen Common Stock Certificate (1).

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
 10.1  -- Stockholders Agreement, dated as of April 1, 2000, by and among The Princeton Review, Inc., and its stockholders
          (1).

 10.2 -- Stock Purchase Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC,
          Olympus Growth Fund III, L.P. and Olympus Executive Fund,
          L.P. (1).

 10.3  -- Joinder Agreement, dated April 18, 2000, to the
          Stockholders Agreement dated April 1, 2000, among stockholders of The Princeton Review, Inc. (1).

 10.4 -- Investor Rights Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC,
          Olympus Growth Fund III, L.P. and Olympus Executive Fund,
          L.P. (1).

 10.5  -- The Princeton Review, Inc. 2000 Stock Incentive Plan,
          March 2000 (1).

 10.6  -- Amendment to The Princeton Review, Inc. 2000 Stock
          Incentive Plan (incorporated herein by reference to Exhibit 10.5.1 to our Form S-1).

 10.7 -- Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

 10.8 -- Software Purchase Agreement, dated as of June 23, 1998, by and between Learning Company Properties and Princeton
          Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.10 to our Form S-1).

 10.9  -- The Princeton Review Executive Compensation Policy
          Statement, as amended (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2001).

 10.10 -- Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway
          Realty Co. (incorporated herein by reference to Exhibit
          10.12 to our Form S-1).

 10.11 -- Amendment to Office Lease, dated December 9, 1993
          (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

 10.12 -- Second Amendment to Office Lease, dated February 6, 1995
          (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

 10.13 -- Third Amendment to Office Lease, dated April 2, 1996
          (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

 10.14 -- Fourth Amendment to Office Lease, dated July 10, 1998
          (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

 10.15 -- Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman
          (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the Securities and Exchange Commission on May 14,
          2002 (the '2002 First Quarter Form 10-Q').

 10.16 -- Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis
          (incorporated by reference to Exhibit 10.2 to our 2002
          First Quarter Form 10-Q).

 10.17 -- Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Steve
          Quattrociocchi (incorporated by reference to Exhibit 10.3 to our 2002 First Quarter Form 10-Q).

 10.18 -- Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Bruce Task
          (incorporated by reference to Exhibit 10.4 to our 2002
          First Quarter Form 10-Q).

 10.19 -- Employment Agreement, dated as of October 15, 2001, by and between The Princeton Review, Inc. and Stephen Melvin
          (incorporated by reference to Exhibit 10.61 of our Annual
          Report on Form 10-K for the year ended December 31, 2001).

 10.20 -- Office Lease by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord, and Princeton Review Publishing, L.L.C., as
          Tenant (incorporated herein by reference to Exhibit 10.35 to our Form S-1).

 10.21 -- Agreement, dated September 1, 1998, by and between The
          Educational and Professional Publishing Group, a unit of the McGraw-Hill Companies, Inc., and Princeton Review
          Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.36 to our Form S-1).(2)

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
10.22  -- Franchise Agreement, dated as of July 1, 1986, by and between The Princeton Review Management Corp. and Lloyd
          Eric Cotsen (Lecomp Company, Inc.) (incorporated herein by reference to Exhibit 10.39 to our Form S-1).
10.23  -- Franchise Agreement, dated as of September 13, 1986, by and between The Princeton Review Management Corp. and
          Robert Case, Richard McDugald and Kevin Campbell (Test
          Services, Inc.) (incorporated herein by reference to
          Exhibit 10.40 to our Form S-1).
10.24  -- Addendum to the Franchise Agreement, dated as of May 31,
          1995, by and between The Princeton Review Management Corp.
          and the persons and entities listed on the Franchisee
          Joinders (incorporated herein by reference to Exhibit
          10.41 to our Form S-1).
10.25  -- Formation Agreement, dated as of May 31, 1995, by and among The Princeton Review Publishing Company, L.L.C., The
          Princeton Review Publishing Co., Inc., the Princeton
          Review Management Corp. and the independent franchisees
          (incorporated herein by reference to Exhibit 10.42 to our
          Form S-1).
10.26  -- Distance Learning Waiver, dated as of June 21, 2000, by and between Princeton Review Management, L.L.C. and
          Lecomp, Inc. (incorporated herein by reference to Exhibit
          10.44 to our Form S-1).
10.27  -- Pledge and Security Agreement, dated as of September 19,
          2000, by and between Steven Hodas and The Princeton
          Review, Inc. (incorporated herein by reference to Exhibit
          10.45 to our Form S-1)
10.28  -- Promissory Note, dated as of September 19, 2000, made by
          Steven Hodas in favor of The Princeton Review, Inc.
          (incorporated herein by reference to Exhibit 10.46 to our
          Form S-1).
10.29  -- Non-Recourse Promissory Note, dated August 15, 2001, made by Bruce Task in favor of The Princeton Review, Inc.
          (incorporated herein by reference to Exhibit 10.1 to our
          Quarterly Report on Form 10-Q (File No. 000-32469) for the
          third quarter of 2001, filed with the Securities and
          Exchange Commission on November 13, 2001 (the '2001 Third
          Quarter Form 10-Q')).
10.30  -- Pledge and Security Agreement, dated as of August 15,
          2001, by and between Bruce Task and The Princeton Review,
          Inc. (incorporated herein by reference to Exhibit 10.2 to
          our 2001 Third Quarter Form 10-Q).
10.31  -- Non-Recourse Promissory Note, dated November 27, 2001, made by Mark Chernis in favor of The Princeton Review,
          Inc. (incorporated by reference to Exhibit 10.53 of our
          Annual Report on Form 10-K for the year ended
          December 31, 2001).
10.32  -- Pledge and Security Agreement, dated as of November 27,
          2001, by and between Mark Chernis and The Princeton
          Review, Inc. (incorporated by reference to Exhibit 10.54
          of our Annual Report on Form 10-K for the year ended
          December 31, 2001).
10.33  -- Non-Recourse Promissory Note, dated March 7, 2002, made by Mark Chernis in favor of The Princeton Review, Inc.
          (incorporated by reference to Exhibit 10.55 of our Annual
          Report on Form 10-K for the year ended December 31, 2001).
10.34  -- Amended and Restated Loan and Security Agreement, dated as of October 1, 2001, by and among Embark.com, Inc.,
          Princeton Review Publishing, L.L.C., The Princeton Review,
          Inc. and Comdisco, Inc. (incorporated by reference to
          Exhibit 10.56 of our Annual Report on Form 10-K for the
          year ended December 31, 2001).
10.35  -- Amended and Restated Secured Promissory Note, dated
          October 1, 2001, in the principal amount of $3,400,000
          made by Princeton Review Publishing, L.L.C. in favor of
          Comdisco, Inc. (incorporated by reference to Exhibit 10.57 of our Annual Report on Form 10-K for the year ended
          December 31, 2001).
10.36  -- Guaranty of Loans, dated as of October 1, 2001, made by
          Princeton Review Management, L.L.C., Princeton Review
          Operations, L.L.C., Princeton Review Products, L.L.C., The
          Princeton Review Canada, Inc. and The Princeton Review,
          Inc., in favor of Comdisco, Inc. (incorporated by
          reference to Exhibit 10.58 of our Annual Report on Form
          10-K for the year ended December 31, 2001).
10.37  -- Security Agreement, dated as of October 1, 2001, by and among Princeton Review Management, L.L.C., Princeton
          Review Operations, L.L.C., Princeton Review Products,
          L.L.C., The Princeton Review Canada, Inc. and The
          Princeton Review, Inc., in favor of Comdisco, Inc.
          (incorporated by reference to Exhibit 10.59 of our Annual
          Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
10.38  -- Subordination Agreement, dated as of October 1, 2001, by and between Comdisco, Inc. and Princeton Review
          Publishing, L.L.C., for the benefit of Senior Creditor (as defined therein) (incorporated by reference to Exhibit
          10.60 of our Annual Report on Form 10-K for the year ended
          December 31, 2001).
21.1   -- Subsidiaries of the Registrant.
23.1   -- Consent of Ernst & Young LLP.
24.1   -- Powers of Attorney (included on the signature pages
          hereto).
99.1   -- Certification Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
          of 2002.

---------
(1) Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.

(2) Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                                The Princeton Review, Inc.

                                          By:         /s/ Stephen Melvin
                                             ...................................
                                                       Stephen Melvin
                                                Chief Financial Officer and
                                                         Treasurer

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

               Signature                                  Title                          Date
               ---------                                  -----                          ----
                                                                                    March 27, 2003
           /s/ John S. Katzman              Chairman and Chief Executive Officer
  ........................................    (Principal Executive Officer)
            (John S. Katzman)

            /s/ Stephen Melvin              Chief Financial Officer (Principal      March 27, 2003
 .........................................    Financial and Accounting Officer)
             (Stephen Melvin)

           /s/ Richard Katzman              Director                                March 27, 2003
 .........................................
            (Richard Katzman)

             /s/ John C. Reid               Director                                March 27, 2003
 .........................................
              (John C. Reid)

           /s/ Richard Sarnoff              Director                                March 27, 2003
 .........................................
            (Richard Sarnoff)

          /s/ Sheree T. Speakman            Director                                March 27, 2003
 .........................................
           (Sheree T. Speakman)

          /s/ Howard A. Tullman             Director                                March 27, 2003
 .........................................
           (Howard A. Tullman)

        /s/ Frederick S. Humphries          Director                                March 27, 2003
 .........................................
         (Frederick S. Humphries)

                                 CERTIFICATION

I, John S. Katzman, certify that:

    1. I have reviewed this annual report on Form 10-K of The Princeton Review, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                     /s/ John S. Katzman
                                           .....................................
                                          John S. Katzman
                                          Chairman and Chief Executive Officer

                                 CERTIFICATION

I, Stephen Melvin, certify that:

    1. I have reviewed this annual report on Form 10-K of The Princeton Review, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                      /s/ Stephen Melvin
                                           .....................................
                                          Stephen Melvin
                                          Chief Financial Officer and Treasurer