Form 10-Q
period 2003-03-31
PRINCETON REVIEW INC
filed 2003-05-15
CIK 1113668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from            to
                                           ----------    -----------

                        Commission File Number 000-32469

                           THE PRINCETON REVIEW, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                        22-3727603
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              2315 Broadway                                        10024
           New York, New York                                    (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (212) 874-8282

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The Company had 27,275,122 shares of $0.01 par value common stock outstanding at May 12, 2003.

================================================================================

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements (unaudited)....................2
              Consolidated Balance Sheets as of March 31, 2003 and
                 December 31, 2002.............................................2
              Consolidated Statements of Operations for the Three Month
                 Periods ended March 31, 2003 and 2002.........................3
              Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2003 and 2002.................................4
              Notes to Unaudited Consolidated Financial Statements.............5
   Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................10
   Item 3.    Quantitative and Qualitative Disclosures about Market Risk......13
   Item 4.    Controls and Procedures.........................................13
PART II. OTHER INFORMATION
   Item 1.    Legal Proceedings...............................................14
   Item 2.    Changes in Securities and Use of Proceeds.......................14
   Item 3.    Defaults Upon Senior Securities.................................14
   Item 4.    Submission of Matters to a Vote of Security Holders.............14
   Item 5.    Other Information...............................................14
   Item 6.    Exhibits and Reports on Form 8-K................................14
SIGNATURES....................................................................16

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                            March 31,    December 31,
                                                                           -----------   ------------
                                                                               2003          2002
                                                                           -----------   ------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...........................................    $  9,926       $ 11,963
   Accounts receivable, net ............................................      13,375         13,605
   Notes receivable ....................................................         524            717
   Other receivables ...................................................         449          1,273
   Prepaid expenses ....................................................       1,081          1,238
   Securities, available for sale ......................................           5             31
   Other assets ........................................................       2,567          1,954
                                                                            --------       --------
      Total current assets .............................................      27,927         30,781

Furniture, fixtures, equipment and software development, net ...........      10,907         11,353
Franchise costs, net ...................................................         135            144
Publishing rights, net .................................................       1,205          1,223
Deferred income taxes ..................................................      19,481         18,599
Investment in affiliates ...............................................         416            420
Territorial marketing rights ...........................................       1,481          1,481
Goodwill ...............................................................      38,372         38,157
Other assets ...........................................................      10,251          9,958
                                                                            --------       --------
      Total assets .....................................................    $110,175       $112,116
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................    $  2,467       $  6,284
   Accrued expenses ....................................................       6,535          4,857
   Current maturities of long-term debt ................................       2,095          1,866
   Deferred income .....................................................      15,437         13,545
   Book advances .......................................................         453            610
                                                                            --------       --------
      Total current liabilities ........................................      26,987         27,162

Long-term debt .........................................................       4,995          5,656
Stockholders' equity:
   Preferred stock, $0.01 par value; 5,000,000 shares authorized; none
      issued and outstanding at March 31, 2003 and December 31, 2002 ...          --             --
   Common stock, $.01 par value; 100,000,000 shares authorized;
      27,275,122 issued and outstanding at March 31, 2003 and 27,261,085
      issued and outstanding at December 31, 2002 ......................         273            273
   Additional paid-in capital ..........................................     114,080        113,972
   Accumulated deficit .................................................     (35,773)       (34,570)
   Accumulated other comprehensive loss ................................        (387)          (377)
                                                                            --------       --------
      Total stockholders' equity .......................................      78,193         79,298
                                                                            --------       --------
      Total liabilities and stockholders' equity .......................    $110,175       $112,116
                                                                            ========       ========

                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                         2003      2002
                                                                       -------    -------
                                                                          (unaudited)
Revenue
   Test Preparation Services..................................         $16,030   $14,826
   Admissions Services........................................           2,674     3,206
   K-12 Services..............................................           2,990     1,365
                                                                       -------   -------
      Total revenue...........................................          21,694    19,397
                                                                       -------   -------
Cost of revenue
   Test Preparation Services..................................           4,470     4,580
   Admissions Services........................................             908       660
   K-12 Services..............................................           1,242       394
                                                                       -------   -------
      Total cost of revenue...................................           6,620     5,634
                                                                       -------   -------
      Gross profit............................................          15,074    13,763
                                                                       -------   -------
Operating expenses............................................          17,051    17,616
                                                                       -------   -------
Loss from operations..........................................          (1,977)   (3,853)
                                                                       -------   -------
Interest expense..............................................            (144)     (152)
Other income..................................................              47       257
                                                                       -------   -------
Loss before benefit for income taxes..........................          (2,074)   (3,748)
Benefit for income taxes......................................             871     1,494
                                                                       -------   -------
Net loss......................................................         $(1,203)  $(2,254)
                                                                       =======   =======
Net loss per share -  basic and diluted.......................         $ (0.04)  $ (0.08)
                                                                       =======   =======
Weighted average shares used in computing net loss per share..          27,272    27,187
                                                                       =======   =======

                             See accompanying notes.

                   The Princeton Review, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                          2003        2002
                                                                         -------    -------
                                                                            (unaudited)
Cash flows from operating activities:
Net loss .............................................................   $(1,203)   $(2,254)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation ......................................................       389        342
   Amortization ......................................................     1,053      1,143
   Bad debt expense ..................................................       230        132
   Loss on disposal of fixed assets ..................................        --          4
   Deferred income taxes .............................................      (871)    (1,634)
   Deferred rent .....................................................        90         36
   Stock based compensation ..........................................        50        101
   Net change in operating assets and liabilities:
      Accounts receivable ............................................        --     (1,879)
      Other receivables ..............................................       824       (226)
      Prepaid expenses ...............................................       157       (642)
      Other assets ...................................................      (627)      (368)
      Accounts payable ...............................................    (3,817)    (4,751)
      Accrued expenses and taxes payable .............................     1,679      3,507
      Deferred income ................................................     1,802      1,979
      Book advances ..................................................      (157)      (211)
                                                                         -------    -------
Net cash used in operating activities ................................      (401)    (4,721)
                                                                         -------    -------
Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development...      (600)      (968)
Investment in affiliates .............................................        --       (270)
Purchase of franchises and other businesses, net of cash acquired ....      (215)      (375)
Stockholder loan .....................................................        --       (416)
Notes receivable .....................................................       193        733
Investment in other assets ...........................................      (640)      (224)
                                                                         -------    -------
Net cash used in investing activities ................................    (1,262)    (1,520)
                                                                         -------    -------
Cash flows from financing activites:
Capital leases payments ..............................................       (10)       (29)
Notes payable related to acquisitions ................................      (422)      (425)
Proceeds from exercise of options ....................................        58        129
                                                                         -------    -------
Net cash used in financing activities ................................      (374)      (325)
                                                                         -------    -------
Net decrease in cash and cash equivalents ............................    (2,037)    (6,566)
Cash and cash equivalents, beginning of period .......................    11,963     21,935
                                                                         -------    -------
Cash and cash equivalents, end of period .............................   $ 9,926    $15,369
                                                                         =======    =======

                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2003

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review Canada Inc.
This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

     The following table summarizes the Company's revenue and cost of revenue for the three months ended March 31, 2003 and 2002;

                                                              Book, Software       Web Based
                                     Course      Royalty      and Publication   Subscription and   Other
                                    Revenues   Service Fees        Income        Processing Fees   Income    Total
                                    --------   ------------   ---------------   ----------------   ------   -------
                                                                 (in thousands)
Three Months Ended March 31, 2003
---------------------------------
Revenue
   Test Preparation Services         $14,487      $  790           $  477                --        $  276   $16,030
   Admissions Services                    --          --              120            $2,385           169     2,674
   K-12 Services                         386          --              621               517         1,466     2,990
                                     -------      ------           ------            ------        ------   -------
   Total                             $14,873      $  790           $1,218            $2,902        $1,911   $21,694
                                     =======      ======           ======            ======        ======   =======

Cost of Revenue
   Test Preparation Services         $ 4,352          --           $  118                --            --   $ 4,470
   Admissions Services                    --          --               52            $  856            --       908
   K-12 Services                         196          --              119               210        $  717     1,242
                                     -------      ------           ------            ------        ------   -------
   Total                             $ 4,548          --           $  289            $1,066        $  717   $ 6,620
                                     =======      ======           ======            ======        ======   =======

Three Months Ended March 31, 2002
---------------------------------
Revenue
   Test Preparation Services         $12,898      $1,265           $  605                --        $   58   $14,826
   Admissions Services                    --          --               68            $2,876           262     3,206
   K-12 Services                          --          --              763               259           343     1,365
                                     -------      ------           ------            ------        ------   -------
   Total                             $12,898      $1,265           $1,436            $3,135        $  663   $19,397
                                     =======      ======           ======            ======        ======   =======

Cost of Revenue
   Test Preparation Services         $ 4,360          --           $  220                --            --   $ 4,580
   Admissions Services                    --          --               11            $  649            --       660
   K-12 Services                          --          --               80               158        $  156       394
                                     -------      ------           ------            ------        ------   -------
   Total                             $ 4,360          --           $  311            $  807        $  156   $ 5,634
                                     =======      ======           ======            ======        ======   =======

Reclassification

     Beginning January 1, 2003, the Company changed the reported components to its divisions so that a portion of the book revenues (and related expenses) it receives from Random House Inc. are now reported in each of its three divisions whereas previously all book revenues (and related expenses) from Random House were reported in the Admissions Services division. The operating results from these books are now reported by topics, so that test preparations books dealing with college and graduate school admissions tests are reported in the Test Preparation Services division, college and graduate school guidebooks are reported in the Admissions Services division and books dealing with state tests in the K-12 market are reported in the K-12 division. The operating results contained in this Form 10-Q are reported using this new reporting structure and all prior period results have been restated to reflect the reclassification of the operating results for the related books into their respective divisions. The Company's overall operating results did not change due to this reclassification. Certain other balances have also been reclassified to conform to the current year presentation.

2. Adoption of New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2000. SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective for fiscal 2003 and its adoption did not have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are for exit activities after December 31, 2002. Although SFAS No. 146 impacts the accounting for costs related to exit or disposal activities that the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

3. Segment Information

     The Company's operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

     The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company's revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions and sells advertising and sponsorships. The K-12 Services division earns fees from its content development work, an Internet-based subscription service for K-12 schools, professional training and development services and K-12 print-based products. Additionally, each division earns royalties and other fees from sales of its books published by Random House. (See Note 1)

     The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure of evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash and non-operations-related charges or income. The Company's management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company's presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income as an indicator of the Company's operating performance, nor as an alternative to any other measure of performance calculated in conformity with GAAP.

                                                                    Three Months Ended March 31, 2003
                                                 --------------------------------------------------------------------
                                                                              (in thousands)
                                                 Test Preparation   Admissions
                                                     Services        Services    K-12 Services   Corporate     Total
                                                 ----------------   ----------   -------------   ---------   --------
Revenue                                              $16,030         $ 2,674        $ 2,990            --    $ 21,694
Operating Expenses (including depreciation and
   amortization)                                     $ 9,975         $ 3,264        $ 3,136       $   676    $ 17,051
Segment Assets                                       $32,190         $24,775        $10,394       $42,815    $110,175

Segment operating income (loss)                      $ 1,584         $(1,498)       $(1,387)      $  (676)   $ (1,977)
Depreciation & Amortization                              376             436            361           269       1,442
Other                                                     --              (4)            --            --          (4)
                                                     -------         -------        -------       -------    --------
Segment EBITDA                                       $ 1,960         $(1,066)       $(1,026)      $  (407)   $   (539)
                                                     =======         =======        =======       =======    ========

                                                                  Three Months Ended March 31, 2002
                                                 --------------------------------------------------------------------
                                                                              (in thousands)
                                                 Test Preparation   Admissions
                                                     Services        Services    K-12 Services   Corporate    Total
                                                 ----------------   ----------   -------------   ---------   --------
Revenue                                              $14,826         $ 3,206        $ 1,365            --    $ 19,397
Operating Expenses (including depreciation and
   amortization)                                     $ 9,363         $ 4,227        $ 3,407       $   619    $ 17,616
Segment Assets                                       $30,234         $24,960        $ 8,056       $46,512    $109,762

Segment operating income (loss)                      $   882         $(1,681)       $(2,435)      $  (619)   $ (3,853)
Depreciation & Amortization                              439             562            290           194       1,485
                                                     -------         -------        -------       -------    --------
Segment EBITDA                                       $ 1,321         $(1,119)       $(2,145)      $  (425)   $ (2,368)
                                                     =======         =======        =======       =======    ========

Reconciliation of operating loss to net loss
                                                2003      2002
                                               -------   -------
                                                 (in thousands)
Total income (loss) for reportable segments    $(1,977)  $(3,853)
Unallocated amounts:
   Interest expense                               (144)     (152)
   Other income                                     47       257
   Benefit for income taxes                        871     1,494
                                               -------   -------
Net loss                                       $(1,203)  $(2,254)
                                               =======   =======

4. Loss Per Share

     Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. During the periods presented, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

5. Comprehensive Loss

The components of comprehensive loss for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                              2003     2002
                                            -------   -------
                                             (in thousands)
Net loss                                    $(1,203)  $(2,254)
Foreign currency translation adjustment           5       (95)
Unrealized loss on available-for-sale
   securities, net of tax benefits of
   $11 and $119, respectively                   (15)     (135)
                                            -------   -------
Total comprehensive loss                    $(1,213)  $(2,484)
                                            =======   =======

6. Stock Options

     The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company's stock option plans, no compensation cost is recognized in the Consolidated Statements of Operations because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

     Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company's net loss and earnings per share would have been as follows:

                                                                                 Three Months Ended March 31,
                                                                             -------------------------------------
                                                                                         2003       2002
                                                                                      ---------   ---------
                                                                             (in thousands, except per share data)
Net loss, as reported ...................................................              $(1,203)   $(2,254)
   Total stock-based employee compensation expense determined under fair-value based method for all awards, net of
      related tax effects ...............................................                 (613)      (194)
Pro forma net loss ......................................................              $(1,816)   $(2,448)
Basic and diluted earnings per share, as reported .......................              $ (0.04)   $ (0.08)
Basic and diluted earnings per share, pro forma .........................              $ (0.07)   $ (0.09)

     Prior to the Company's initial public offering, the fair value for these options was estimated at the date of grant using the minimum-value method, which utilizes a near-zero volatility factor. After the Company's initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under these methods:

                                                                        Black Scholes
                                                             Minimum       Option
                                                           Fair Value   Pricing Model
                   Assumptions                               Method     -------------
                   -----------                             ----------   2003    2002
                                                                        ----    ----
Expected life (years) ..................................         5         3      5
Risk-free interest rate ................................       5.5%      4.5%   4.5%
Dividend yield .........................................         0%        0%     0%
Volatility factor ......................................        --     0.800  0.761

Options to purchase 330,199 shares of common stock were granted in the first quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as "believe," "intend," "expect," "may," "could," "would," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services, our ability to compete effectively, our ability to increase revenue from our newer products and services and the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

     The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2002, as well as in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

     As more fully described in Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-Q, beginning January 1, 2003, we have changed the reported components to our divisions so that a portion of the book revenues (and related expenses) we receive from Random House are now reported in each of our three divisions, whereas previously all book revenues (and related expenses) from Random House were reported in the Admissions Services division. Accordingly, the operating results contained in this Form 10-Q, including the period to period comparisons contained in this section, are reported using this new reporting structure and all prior period results have been restated to reflect this reclassification.

Results of Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31,
2002

   Revenue

     Our total revenue increased from $19.4 million in 2002 to $21.7 million in 2003, representing a 12% increase.

     Test Preparation Services revenue increased from $14.8 million in 2002 to $16.0 million in 2003, representing an 8% increase, comprised primarily of an increase of approximately $1.6 million in revenue from our company-owned operations, which was partially offset by a decrease in royalties received from our independent franchises. The increased revenue from company-owned operations resulted from an increase of approximately $1.4 million attributable to enrollment increases and approximately $248,000 attributable to the operations acquired from our former franchisee, Princeton Review of St. Louis.

     Admissions Services revenue decreased from $3.2 million in 2002 to $2.7 million in 2003, representing a 17% decrease. This decrease resulted primarily from a decrease of approximately $525,000 in Web-based subscription, application and marketing fees, primarily attributable to a lower customer base of post secondary schools compared with the same period last year.

     K-12 Services revenue increased from $1.4 million in 2002 to $3.0 million in 2003 representing a 119% increase. This increase resulted primarily from an increase of approximately $1.8 million in revenue from schools for printed test materials, Homeroom.com subscriptions and training and professional development fees, which was partially offset by a decrease in revenues from McGraw-Hill.

   Cost of Revenue

     Our total cost of revenue increased from $5.6 million in 2002 to $6.6 million in 2003, representing an 18% increase.

     Test Preparation Services cost of revenue decreased from $4.6 million in 2002 to $4.5 million in 2003, representing a 2% decrease largely due to improved cost efficiencies in delivering courses.

     Admissions Services cost of revenue increased from $660,000 in 2002 to $908,000 in 2003, representing a 38% increase primarily due to an increase in sales commissions.

     K-12 Services cost of revenue increased from $394,000 in 2002 to $1.2 million in 2003, representing a 215% increase. This increase is primarily attributable to an increase in costs incurred to service the contracts with its school-based customers.

   Operating Expenses

     Selling, general and administrative expenses decreased from $17.6 million in 2002 to $17.1 million in 2003, representing a 3% decrease. This decrease resulted from the following:

   o a decrease of approximately $578,000 in advertising and marketing expenses;

   o  a decrease of approximately $249,000 in professional fees; and

   o a decrease of approximately $249,000 in web site technology and development expenses.

These decreases were partially offset by:

   o  an increase of approximately $218,000 in bad debt expense;

   o  an increase of approximately $187,000 in salaries and payroll taxes; and

   o an increase of approximately $96,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees.

   Other Income

     Other income decreased from $257,000 in 2002 to $47,000 in 2003. In 2002 we received a one-time payment of $135,000 in interest on late royalty payments from one of our franchisees.

Liquidity and Capital Resources

     Net cash used in operating activities during the three months ended March 31, 2003 was $401,000, resulting primarily from the net loss from operations. Net cash used in investing activities during the three months ended March 31, 2003 was $1.3 million, resulting primarily from the purchase of fixed assets and investment in software development projects. Net cash used in financing activities during the three months ended March 31, 2003 was $374,000, resulting primarily from payments made with respect to an outstanding loan.

     At March 31, 2003, we had approximately $9.9 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

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

Item 4. Controls and Procedures

     Within 90 days prior to the filing of this report, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities and Use of Proceeds

     Initial Public Offering and Use of Proceeds from Sales of Registered Securities

     Our Registration Statement on Form S-1 (File No. 333-43874) related to our initial public offering was declared effective by the Securities and Exchange Commission on June 18, 2001. Through the end of the reporting period covered by this report on Form 10-Q, we have used approximately $22.0 million of the net proceeds from the initial public offering for working capital and other general corporate purposes and $29.9 million of the net proceeds to repay outstanding indebtedness, including accrued interest, under our previously existing credit facilities.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number    Description
-------   -----------
 10.1     The Princeton Review, Inc. 2000 Stock Incentive Plan, as amended and restated effective March 24, 2003.
 10.2     Form of Stock Option Agreement with Mark Chernis, Stephen Melvin,
          Stephen Quattrociocchi and Bruce Task, dated March 31, 2003.
 10.3     The Princeton Review Glossary, as amended.
 99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the period covered by this report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Princeton Review, Inc.


                                    By:   /s/ Stephen Melvin
                                        ----------------------------------------
                                          Stephen Melvin
                                          Chief Financial Officer and
                                          Treasurer
                                          (Duly Authorized Officer and
                                          Principal Financial and
                                          Accounting Officer)

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

Date:  May 14, 2003


                                          /s/ John S. Katzman
                                        ----------------------------------------
                                        John S. Katzman
                                        Chairman and Chief Executive Officer

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

Date:  May 14, 2003


                                        /s/ Stephen Melvin
                                        ----------------------------------------
                                        Stephen Melvin
                                        Chief Financial Officer and Treasurer