Form 10-Q
period 2003-06-30
PRINCETON REVIEW INC
filed 2003-08-13
CIK 1113668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (212) 874-8282
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b- 2 of the Exchange Act). Yes |X| No |_|

      The Company had 27,302,070 shares of $0.01 par value common stock outstanding at August 11, 2003.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements (unaudited).............................2
                  Consolidated Balance Sheets as of June 30, 2003 and December 31,
                  2002......................................................................2
                  Consolidated Statements of Operations for the Three-Month and
                  Six-Month Periods ended June 30, 2003 and 2002............................3
                  Consolidated Statements of Cash Flows for the Six Months ended
                  June 30, 2003 and 2002....................................................4
                  Notes to Unaudited Consolidated Financial Statements......................5
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................11
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............15
         Item 4.  Controls and Procedures..................................................15
PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings........................................................16
         Item 2.  Changes in Securities and Use of Proceeds................................16
         Item 3.  Defaults Upon Senior Securities..........................................16
         Item 4.  Submission of Matters to a Vote of Security Holders......................16
         Item 5.  Other Information........................................................17
         Item 6.  Exhibits and Reports on Form 8-K.........................................17
SIGNATURES.................................................................................18

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                          June 30,      December 31,
                                                                                          --------      ------------
                                                                                            2003           2002
                                                                                            ----           ----
                                                                                        (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents .........................................................     $   9,883      $  11,963
 Accounts receivable, net ..........................................................        17,755         13,605
 Notes receivable ..................................................................           451            717
 Other receivables .................................................................           768          1,273
 Prepaid expenses ..................................................................         2,464          1,238
 Securities, available for sale ....................................................             6             31
 Other assets ......................................................................         2,110          1,954
                                                                                         ---------      ---------
   Total current assets ............................................................        33,437         30,781

Furniture, fixtures, equipment and software development, net .......................        10,407         11,353
Franchise costs, net ...............................................................           126            144
Publishing rights, net .............................................................         1,187          1,223
Deferred income taxes ..............................................................        19,264         18,599
Investment in affiliates ...........................................................           416            420
Territorial marketing rights .......................................................         1,481          1,481
Goodwill ...........................................................................        38,484         38,157
Other assets .......................................................................        10,521          9,958
                                                                                         ---------      ---------
   Total assets ....................................................................     $ 115,323      $ 112,116
                                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..................................................................     $   4,107      $   6,284
 Accrued expenses ..................................................................         6,407          4,857
 Current maturities of long-term debt ..............................................         1,336          1,866
 Deferred income ...................................................................        19,236         13,545
 Book advances .....................................................................           407            610
                                                                                         ---------      ---------
   Total current liabilities .......................................................        31,493         27,162

Long-term debt .....................................................................         5,273          5,656
Stockholders' equity

 Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and
 outstanding at June 30, 2003 and December 31, 2002 ...............................          --             --
 Common stock, $.01 par value; 100,000,000 shares authorized; 27,294,176 issued and outstanding at June 30, 2003 and 27,261,085 issued and outstanding at December 31,
 2002 ..............................................................................           273            273
 Additional paid-in capital ........................................................       114,181        113,972
 Accumulated deficit ...............................................................       (35,474)       (34,570)
 Accumulated other comprehensive loss ..............................................          (423)          (377)
                                                                                         ---------      ---------
   Total stockholders equity .......................................................        78,557         79,298
                                                                                         ---------      ---------
   Total liabilities and stockholders' equity ......................................     $ 115,323      $ 112,116
                                                                                         =========      =========

                            See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                                       ---------------------------   -------------------------
                                                                            2003        2002            2003         2002
                                                                          --------     --------       --------     --------
                                                                              (Unaudited)                    (Unaudited)
Revenue

   Test Preparation Services ........................................     $ 16,448     $ 15,773       $ 32,478     $ 30,599
   Admissions Services ..............................................        2,123        2,310          4,797        5,516
   K-12 Services ....................................................        5,124        2,966          8,114        4,331
                                                                          --------     --------       --------     --------
      Total revenue .................................................       23,695       21,049         45,389       40,446
                                                                          --------     --------       --------     --------
Cost of revenue

   Test Preparation Services ........................................        5,698        4,578         10,199        9,198
   Admissions Services ..............................................          470          600          1,378        1,260
   K-12 Services ....................................................        1,445          832          2,656        1,186
                                                                          --------     --------       --------     --------
      Total cost of revenue .........................................        7,613        6,010         14,233       11,644

                                                                          --------     --------       --------     --------
      Gross profit ..................................................       16,082       15,039         31,156       28,802
                                                                          --------     --------       --------     --------

Operating expenses ..................................................       15,401       15,773         32,452       33,389

                                                                          --------     --------       --------     --------
Income (loss) from operations .......................................          681         (734)        (1,296)      (4,587)
                                                                          --------     --------       --------     --------

Interest expense ....................................................         (215)        (157)          (359)        (309)
Other income ........................................................           49            4             96          261
                                                                          --------     --------       --------     --------
Income (loss) before (provision) benefit for income taxes ...........          515         (887)        (1,559)      (4,635)
(Provision) benefit for income taxes ................................         (216)         453            655        1,947
                                                                          --------     --------       --------     --------
Net income (loss) ...................................................          299         (434)          (904)      (2,688)

Basic income (loss) per share .......................................     $   0.01     $  (0.02)      $  (0.03)    $  (0.10)
                                                                          ========     ========       ========     ========
Diluted income (loss) per share .....................................     $   0.01     $  (0.02)      $  (0.03)    $  (0.10)
                                                                          ========     ========       ========     ========

Weighted average shares used in computing net income (loss) per share
   Basic ............................................................       27,282       27,248         27,277       27,217
                                                                          ========     ========       ========     ========
   Diluted ..........................................................       27,425       27,248         27,277       27,217
                                                                          ========     ========       ========     ========

                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                         2003         2002
                                                                       --------     --------
                                                                             (unaudited)
Cash flows from operating activities:
Net loss ..........................................................    $   (904)    $ (2,688)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
   Depreciation ...................................................         810          726
   Amortization ...................................................       2,114        2,321
   Bad debt expense ...............................................         306          421
   Loss on disposal of fixed assets ...............................           2           64
   Deferred income taxes ..........................................        (655)      (1,947)
   Deferred rent ..................................................         132           48
   Stock based compensation .......................................          77          148
   Net change in operating assets and liabilities:
     Accounts receivable ..........................................      (4,456)      (2,358)
     Other receivables ............................................         505         (433)
     Prepaid expenses .............................................      (1,225)        (634)
     Other assets .................................................        (191)          36
     Accounts payable .............................................      (2,175)      (5,565)
     Accrued expenses .............................................       1,518          925
     Deferred income ..............................................       5,559        4,483
     Book advances ................................................        (202)        (327)
                                                                       --------     --------
Net cash provided by (used) in operating activities ...............       1,215       (4,780)
                                                                       --------     --------

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development      (1,184)      (2,573)
Investment in affiliates ..........................................        --           (270)
Purchase of franchises and other businesses, net of cash acquired..        (326)        (263)
Stockholder loan ..................................................        --           (435)
Notes receivable ..................................................         266          732
Additions to capitalized development costs and other assets .......      (1,269)      (1,190)
                                                                       --------     --------
Net cash used in investing activities .............................      (2,513)      (3,999)
                                                                       --------     --------

Cash flows from financing activities:
Repayment term loan, net ..........................................        --             (1)
Capital leases payments ...........................................         (68)        (132)
Notes payable related to acquisitions .............................        (847)        (850)
Proceeds from exercise of options .................................         133          255
                                                                       --------     --------
Net cash used in financing activities .............................        (782)        (728)
                                                                       --------     --------
Net decrease in cash and cash equivalents .........................      (2,080)      (9,507)
Cash and cash equivalents, beginning of period ....................      11,963       21,935
                                                                       --------     --------
Cash and cash equivalents, end of period ..........................    $  9,883     $ 12,428
                                                                       ========     ========

                             See accompanying notes.

                  THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2003


1.    Basis of Presentation

      The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review of Canada Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

      The following table summarizes the Company's revenue and cost of revenue for the three-month and six-month periods ended June 30, 2003 and 2002;

                                                                   Book, Software     Initial
                                        Course        Royalty      and Publication   Franchise
                                       Revenues    Service Fees        Income          Fees
                                       --------    ------------        ------          ----
                                                         (in thousands)

Three Months Ended June 30, 2003
Revenue
        Test Preparation Services       $14,705     $ 1,094          $   617            --
        Admissions Services                --          --                233            --
        K-12 Services                       795        --                705            --
                                        -------     -------          -------         -------
        Total                           $15,500     $ 1,094          $ 1,555            --
                                        =======     =======          =======         =======

Cost of Revenue
        Test Preparation Services       $ 5,441        --            $   257            --
        Admissions Services                --          --                191            --
        K-12 Services                        83        --                307            --
                                        -------     -------          -------         -------
        Total                           $ 5,524        --            $   755            --
                                        =======     =======          =======         =======

Three Months Ended June 30, 2002
Revenue
        Test Preparation Services       $13,970     $ 1,098          $   423         $   120
        Admissions Services                --          --                252            --
        K-12 Services                       310        --              1,612            --
                                        -------     -------          -------         -------
        Total                           $14,280     $ 1,098          $ 2,287         $   120
                                        =======     =======          =======         =======

Cost of Revenue
        Test Preparation Services       $ 4,376        --            $   202            --
        Admissions Services                --          --                173            --
        K-12 Services                        84        --                411            --
                                        -------     -------          -------         -------
        Total                           $ 4,460        --            $   786            --
                                        =======     =======          =======         =======

Six Months Ended June 30, 2003
Revenue
        Test Preparation Services       $29,445     $ 1,884          $ 1,094            --
        Admissions Services                --          --                353            --
        K-12 Services                     1,181        --              1,263            --
                                        -------     -------          -------         -------
        Total                           $30,626     $ 1,884          $ 2,710            --
                                        =======     =======          =======         =======

Cost of Revenue
        Test Preparation Services       $ 9,824        --            $   375            --
        Admissions Services                --          --                243            --
        K-12 Services                       291        --                425            --
                                        -------     -------          -------         -------
        Total                           $10,115        --            $ 1,043            --
                                        =======     =======          =======         =======

Six Months Ended June 30, 2002
Revenue
        Test Preparation Services       $26,868     $ 2,363          $ 1,028         $   120
        Admissions Services                --          --                320            --
        K-12 Services                       398        --              2,354            --
                                        -------     -------          -------         -------
        Total                           $27,266     $ 2,363          $ 3,702         $   120
                                        =======     =======          =======         =======

Cost of Revenue
        Test Preparation Services       $ 8,776        --            $   422            --
        Admissions Services                --          --                184            --
        K-12 Services                       112        --                491            --
                                        -------     -------          -------         -------
        Total                           $ 8,888        --            $ 1,097            --
                                        =======     =======          =======         =======

                                               Web Based
                                            Subscription and    Other
                                            Processing Fees     Income          Total
                                            ---------------     ------          -----
                                                           (in thousands)
Three Months Ended June 30, 2003
Revenue
        Test Preparation Services                  --           $   32         $16,448
        Admissions Services                      $1,676            214           2,123
        K-12 Services                               676          2,948           5,124
                                                 ------         ------         -------
        Total                                    $2,352         $3,194         $23,695
                                                 ======         ======         =======

Cost of Revenue
        Test Preparation Services                  --             --           $ 5,698
        Admissions Services                      $  279           --               470
        K-12 Services                               226         $  829           1,445
                                                 ------         ------         -------
        Total                                    $  505         $  829         $ 7,613
                                                 ======         ======         =======

Three Months Ended June 30, 2002
Revenue
        Test Preparation Services                  --           $  162         $15,773
        Admissions Services                      $1,559            499           2,310
        K-12 Services                               461            583           2,966
                                                 ------         ------         -------
        Total                                    $2,020         $1,244         $21,049
                                                 ======         ======         =======

Cost of Revenue
        Test Preparation Services                  --             --           $ 4,578
        Admissions Services                      $  427           --               600
        K-12 Services                               163         $  174             832
                                                 ------         ------         -------
        Total                                    $  590         $  174         $ 6,010
                                                 ======         ======         =======

Six Months Ended June 30, 2003
Revenue
        Test Preparation Services                  --           $   55         $32,478
        Admissions Services                      $4,061            383           4,797
        K-12 Services                             1,256          4,414           8,114
                                                 ------         ------         -------
        Total                                    $5,317         $4,852         $45,389
                                                 ======         ======         =======

Cost of Revenue
        Test Preparation Services                  --             --           $10,199
        Admissions Services                      $1,135           --             1,378
        K-12 Services                               436         $1,504           2,656
                                                 ------         ------         -------
        Total                                    $1,571         $1,504         $14,233
                                                 ======         ======         =======

Six Months Ended June 30, 2002
Revenue
        Test Preparation Services                  --           $  220         $30,599
        Admissions Services                      $4,435            761           5,516
        K-12 Services                               742            837           4,331
                                                 ------         ------         -------
        Total                                    $5,177         $1,818         $40,446
                                                 ======         ======         =======

Cost of Revenue
        Test Preparation Services                  --             --           $ 9,198
        Admissions Services                      $1,076           --             1,260
        K-12 Services                               321         $  262           1,186
                                                 ------         ------         -------
        Total                                    $1,397         $  262         $11,644
                                                 ======         ======         =======

Stock Options

      The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. Generally for the Company's stock option plans, no compensation cost is recognized in the

Consolidated Statements of Operations because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

      Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company's net income (loss) and earnings per share would have been as follows:

                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                       ---------------------------   -------------------------
                                                          2003        2002              2003         2002
                                                          ----        ----              ----         ----
                                                                (in thousands, except per share data)
Net income (loss), as reported                           $ 299       $ (434)          $  (904)      $(2,688)
  Total stock-based employee  compensation
  expense determined under fair-value based
  method for all awards, net of related tax
  effects                                                 (243)        (194)             (856)         (388)
Pro forma net income (loss)                              $  56       $ (628)          $(1,760)      $(3,076)
Basic and diluted earnings per share, as reported        $0.01       $(0.02)          $ (0.03)      $ (0.10)
Basic and diluted earnings per share, pro forma          $0.00       $(0.02)          $ (0.06)      $ (0.11)

      Prior to the Company's initial public offering, the fair value for these options was estimated at the date of grant using the minimum fair value method, which utilizes a near-zero volatility factor. After the Company's initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under these methods:

                                                                              Minimum      Black Scholes
                                                                            Fair Value        Option
                                 Assumptions                                  Method       Pricing Model
                                 -----------                                  ------       -------------
                                                                                           2003     2002
                                                                                           ----     ----
      Expected life (years)...............................................      5          3.55        5
      Risk-free interest rate.............................................    5.5%          4.5%     4.5%
      Dividend yield......................................................      0%            0%       0%

Options to purchase 48,000 shares of common stock were granted in the second quarter of 2003.

Reclassification

      Beginning January 1, 2003, the Company changed the reported components to its divisions so that a portion of the book revenues (and related expenses) it receives from Random House Inc. are now reported in each of its three divisions, whereas previously all book revenues (and related expenses) from Random House were reported in the Admissions Services division. The operating results from these books are now reported by topics, so that test preparations books dealing with college and graduate school admissions tests are reported in the Test Preparation Services division, college and graduate school guidebooks are reported in the Admissions Services division and books dealing with state tests in the K-12 market are reported in the K-12 Services division. The operating results contained in this Form 10-Q are reported using this new reporting structure and all prior period results have been restated to reflect the reclassification of the operating results for the related books into their respective divisions. The Company's overall operating results did not change due to this reclassification. Certain other balances have also been reclassified to conform to the current year presentation.

2.    Adoption of New Accounting Pronouncements

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the accounting and disclosures for certain guarantees to be made by a guarantor in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement has no material impact on the Company's financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. The adoption of this new statement is not expected to have a material impact on the Company's financial statements.

3.    Segment Information

      The Company's operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results as measured by EBITDA are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

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

                                                                             (dollars in thousands)
                                                                        Three Months Ended June 30, 2003
                                                  ----------------------------------------------------------------------------------
                                                  Test Preparation
                                                      Services        Admissions Services   K-12 Services    Corporate      Total
                                                  ----------------    -------------------   -------------    ---------      -----
Revenue                                                $16,448           $  2,123             $ 5,124            --         $ 23,695
Operating Expenses (including depreciation and
    amortization)                                      $ 9,078           $  2,945             $ 2,947         $   431       $ 15,401
Segment Assets                                         $32,573           $ 25,577             $13,897         $43,276        115,323

Segment operating income (loss)                        $ 1,673           $ (1,293)            $   732         $  (431)      $    681
Depreciation & Amortization                                384                436                 366             296          1,482
                                                       -------           --------             -------         -------       --------
Segment EBITDA                                         $ 2,057           $   (857)            $ 1,098         $  (135)      $  2,163
                                                       =======           ========             =======         =======       ========

                                                                        Three Months Ended June 30, 2002
                                                  ----------------------------------------------------------------------------------
                                                  Test Preparation
                                                      Services       Admissions Services    K-12 Services    Corporate      Total
                                                  ----------------   -------------------    -------------    ---------      -----
Revenue                                              $15,773            $  2,310              $ 2,966            --       $  21,049
Operating Expenses (including depreciation and
    amortization)                                    $ 8,795            $  3,782              $ 2,757        $    439     $  15,773
Segment Assets                                       $30,966            $ 24,946              $ 6,570        $ 45,616       108,098

Segment operating income (loss)                      $ 2,401            $ (2,071)             $  (625)       $   (439)         (734)
Depreciation & Amortization                              451                 591                  293             228         1,563
                                                     -------            --------              -------        --------     ---------
Segment EBITDA                                       $ 2,852            $ (1,480)             $  (332)       $   (211)    $     829
                                                     =======            ========              =======        ========     =========

                                                                         Six Months Ended June 30, 2003
                                                  ----------------------------------------------------------------------------------
                                                  Test Preparation
                                                      Services      Admissions Services    K-12 Services   Corporate        Total
                                                  ----------------  -------------------    -------------   ---------        -----
Revenue                                              $32,478          $  4,797             $  8,114           --         $  45,389
Operating Expenses (including depreciation and
    amortization)                                    $19,053          $  6,209             $  6,083       $  1,107       $  32,452
Segment Assets                                       $32,573          $ 25,577             $ 13,897       $ 43,276         115,323

Segment operating income (loss)                      $ 3,227          $ (2,791)            $   (625)      $ (1,107)      $  (1,296)
Depreciation & Amortization                              760               872                  727            565           2,924
Other                                                   --                  (4)                --             --                (4)
                                                     -------          --------             --------       --------       ---------
Segment EBITDA                                       $ 3,987          $ (1,923)            $    102       $   (542)      $   1,624
                                                     =======          ========             ========       ========       =========

                                                                         Six Months Ended June 30, 2002
                                                  ----------------------------------------------------------------------------------
                                                  Test Preparation
                                                      Services       Admissions Services   K-12 Services   Corporate       Total
                                                  ----------------   -------------------   -------------   ---------       -----
Revenue                                              $30,599           $  5,516              $ 4,331           --         $  40,446
Operating Expenses (including depreciation and
    amortization)                                    $18,158           $  8,009              $ 6,164       $  1,058       $  33,389
Segment Assets                                       $30,966           $ 24,946              $ 6,570       $ 45,616       $ 108,098

Segment operating income (loss)                      $ 3,242           $ (3,752)             $(3,019)      $ (1,058)      $  (4,587)
Depreciation & Amortization                              890              1,153                  583            422           3,048
                                                     -------           --------              -------       --------       ---------
Segment EBITDA                                       $ 4,132           $ (2,599)             $(2,436)      $   (636)      $  (1,539)
                                                     =======           ========              ========      ========       =========

Reconciliation of operating income (loss)           Three Months Ended June 30,                     Six Months Ended June 30,
    to net income (loss)                             2003              2002                            2003          2002
                                                    ---------------------------                     -------------------------
Total income (loss) for reportable segments          $ 681             $(734)                         $(1,296)      $(4,587)
Unallocated amounts:
Interest expense                                      (215)             (157)                            (359)         (309)
Other income                                            49                 4                               96           261
Provision (benefit) for income taxes                  (216)              453                              655         1,947
                                                     -----             -----                          -------       -------
Net income (loss)                                    $ 299             $(434)                         $  (904)      $(2,688)
                                                     =====             =====                          =======       =======

4.    Income (Loss) Per Share

      Basic and diluted net income (loss) per share information for all periods is presented under the requirements of Statements of Financial Accounting Standards No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income
(loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. During the periods presented in which the Company reported a loss, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

5.    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2003 and 2002 are as follows:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------      -------------------------
                                                     2003         2002                2003         2002
                                                     ----         ----                ----         ----
                                                                       (in thousands)
Net income (loss)                                    $299        $(434)              $(904)      $(2,688)
Foreign currency translation adjustment               (37)         (38)                (32)         (133)
Unrealized gain (loss) on available-for-sale
securities, net of tax (provision) benefits
of $(1) and $230, and $10 and $350,
respectively                                            1         (318)                (14)         (453)
                                                     ----        -----               -----       -------
Total comprehensive income (loss)                    $263        $(790)              $(950)      $(3,274)
                                                     ====        =====               =====       =======

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

      As more fully described in Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-Q, beginning January 1, 2003, we have changed the reported components to our divisions so that a portion of the book revenues (and related expenses) we receive from Random House are now reported in each of our three divisions, whereas previously all book revenues (and related expenses) from Random House were reported in the Admissions Services division. Accordingly, the operating results contained in this Form 10-Q, including the period-to-period comparisons contained in this section, are reported using this new reporting structure and all prior period results have been restated to reflect this reclassification.

Results of Operations

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

    Revenue

      Our total revenue increased from $21.0 million in 2002 to $23.7 million in 2003, representing a 13% increase.

      Test Preparation Services revenue increased from $15.8 million in 2002 to $16.4 million in 2003, representing a 4% increase, comprised primarily of an increase of approximately $540,000 in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $230,000 in revenue attributable to the operations acquired from our former franchisee Princeton Review of St. Louis, and an increase of approximately $310,000 at our other locations. Of the $310,000 increase at our other locations, approximately $400,000 is attributable to enrollment increases which was partially offset by decreases in average prices for courses.

      Admissions Services revenue decreased from $2.3 million in 2002 to $2.1 million in 2003, representing an 8% decrease. This decrease resulted primarily from a decrease of approximately $290,000 in advertising revenues which was partially offset by an increase of approximately $100,000 in Web-based subscription, application and marketing fees.

      K-12 Services revenue increased from $3.0 million in 2002 to $5.1 million in 2003, representing a 73% increase. This increase resulted primarily from an increase of approximately $3.1 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs. These increases were partially offset by a decrease of approximately $900,000 in revenue from McGraw-Hill.

    Cost of Revenue

      Our total cost of revenue increased from $6.0 million in 2002 to $7.6 million in 2003, representing a 27% increase.

      Test Preparation Services cost of revenue increased from $4.6 million in 2002 to $5.7 million in 2003, representing a 24% increase. This increase resulted primarily from the following: an increase of approximately $110,000 in costs associated with the operation of the business acquired from Princeton Review of St. Louis; teacher pay increased by approximately $427,000 due to salary increases as well as an increased number of classes; additional classes resulted in an increase of $125,000 in facility rental expense; materials and other course related expenses increased by $160,000 as a result of the increase in sales; finally, author royalties on books published by this division increased by $110,000.

      Admissions Services cost of revenue decreased from $600,000 in 2002 to $470,000 in 2003, representing a 22% decrease. The decrease is primarily attributable to a reduction in the cost of providing Web-based subscription and application services.

      K-12 Services cost of revenue increased from $832,000 in 2002 to $1.4 million in 2003, representing a 74% increase. This increase is primarily attributable to an increase of approximately $700,000 in costs incurred to service the school contracts for the Homeroom.com subscription service, printed materials and consulting services, which was partially offset by a decrease of approximately $100,000 in costs to provide content to McGraw-Hill.

    Operating Expenses

      Selling, general and administrative expenses decreased from $15.8 million in 2002 to $15.4 million in 2003, representing a 2% decrease. This decrease resulted from the following:

      o a decrease of approximately $400,000 in advertising and marketing expenses;
      o     a decrease of approximately $210,000 in bad debt expense;
      o a decrease of approximately $150,000 in depreciation and amortization expense;
      o     a decrease of approximately $140,000 in salaries and payroll taxes;
            and
      o a decrease of approximately $100,000 in web site technology and development expenses.

These decreases were partially offset by:

      o an increase of approximately $350,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees; and

      o     an increase of approximately $270,000 in professional fees.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

    Revenue

      Our total revenue increased from $40.4 million in 2002 to $45.4 million in 2003, representing a 12% increase.

      Test Preparation Services revenue increased from $30.6 million in 2002 to $32.5 million in 2003, representing a 6% increase, comprised primarily of an increase of approximately $2.1 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $480,000 in revenue attributable to the operations acquired from our former franchisee Princeton Review of St. Louis, and an increase of approximately $1.6 million at our other locations. Of the $1.6 million increase at our other locations approximately $2.3 million is attributable to enrollment increases, which was partially offset by decreases in average prices for courses.

      Admissions Services revenue decreased from $5.5 million in 2002 to $4.8 million in 2003, representing a 13% decrease. This decrease resulted primarily from a decrease of approximately $350,000 in advertising revenues and a decrease of approximately $470,000 in Web-based subscription, application and marketing fees, primarily attributable to a lower customer base of post secondary schools compared with the same period last year.

      K-12 Services revenue increased from $4.3 million in 2002 to $8.1 million in 2003 representing an 87% increase. This increase resulted primarily from an increase of approximately $4.9 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs. These increases were partially offset by a decrease of approximately $1.1 million in revenue from McGraw-Hill.

    Cost of Revenue

      Our total cost of revenue increased from $11.6 million in 2002 to $14.2 million in 2003, representing a 22% increase.

      Test Preparation Services cost of revenue increased from $9.2 million in 2002 to $10.2 million in 2003, representing an 11% increase. This increase resulted primarily from the following: an increase of approximately $200,000 in costs associated with the operation of the business acquired from Princeton Review of St. Louis during 2002; teacher pay increased by approximately $320,000 due to salary increases as well as an increased number of classes; additional classes resulted in an increase of $214,000 in facility rental expense; finally, the cost of classroom materials sold to franchisees increased by approximately $100,000.

      Admissions Services cost of revenue increased from $1.3 million in 2002 to $1.4 million in 2003, representing a 9% increase. Approximately $220,000 of this is attributable to increased commission expense, which is partially offset by decreases in the cost of providing Web-based subscription and application services.

      K-12 Services cost of revenue increased from $1.2 million in 2002 to $2.7 million in 2003, representing a 124% increase. This increase is primarily attributable to an increase in costs of approximately $1.7 million incurred to service the school contracts for the Homeroom.com subscription service, consulting and other services. This increase was partially offset by a decrease of approximately $65,000 in costs associated with the McGraw-Hill contract.

    Operating Expenses

      Selling, general and administrative expenses decreased from $33.4 million in 2002 to $32.5 million in 2003, representing a 3% decrease. This decrease resulted from the following:

      o a decrease of approximately $980,000 in advertising and marketing expenses;
      o a decrease of approximately $350,000 in web site technology and development expenses; and
      o a decrease of approximately $250,000 in depreciation and amortization expense.

These decreases were partially offset by:

      o an increase of approximately $450,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees.

Liquidity and Capital Resources

      Net cash provided by operating activities during the six months ended June 30, 2003 was $1.2 million, resulting primarily from the net loss from operations after adjusting for the non-cash items of depreciation and amortization. Net cash used in investing activities during the six months ended June 30, 2003 was $2.5 million, resulting primarily from the purchase of fixed assets and investment in software development projects. Net cash used in financing activities during the six months ended June 30, 2003 was $782,000, resulting primarily from payments made with respect to an outstanding loan.

      At June 30, 2003, we had approximately $9.9 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

Impact of Inflation

      Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

      We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the largest portion of our test preparation revenue in the third quarter. The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

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

Item  4. Controls and Procedures

      We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


      During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item  1. Legal Proceedings

      From time to time, we are involved in legal proceedings incidental to the conduct of our business. We are not currently a party to any legal proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

Item  2. Changes in Securities and Use of Proceeds

      Not applicable.

Item  3. Defaults Upon Senior Securities

      Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders

(a) The Princeton Review held its Annual Meeting of Stockholders on June 11,
2003.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to the 2006 Class were Richard Katzman and Sheree T. Speakman.

Election of Directors:

                                 For                   Withheld
                                 ---                   --------
Richard Katzman               23,153,498              1,947,770
Sheree T. Speakman            24,777,776                323,492

Other directors whose terms continue after the meeting were John S. Katzman, Richard Sarnoff, Howard A. Tullman, Frederick Humphries and John Reid.

(c) The appointment of Ernst & Young LLP, independent accountants, to audit the consolidated financial statements of The Princeton Review and its subsidiaries for the year 2003 was ratified by the following vote:

For             25,046,651
Against             54,217
Abstain                400

d) The Princeton Review, 2000 Stock Incentive Plan As Amended and Restated effective March 24,2003 was approved by the following vote:

For             14,621,952
Against          8,769,025
Abstain                800

Item  5. Other Information

      On August 4, 2003, the Board of Directors of The Princeton Review approved and directed that any future automatic annual increase in the number of shares of common stock available for issuance under The Princeton Review, Inc. 2000 Stock Incentive Plan not exceed 1.125% of the total number of shares of common stock outstanding on the last day of the immediately preceding December unless otherwise approved by the Board in accordance with the limitations set forth in the plan.

      The Princeton Review has been authorized by a school district to perform a $6.5 million pilot program in the 2003/2004 school year focused on the professional development of its teachers. The contract for this program is in the process of being finalized but The Princeton Review and the school district have begun preparations to implement the program for the coming school year.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number         Description
------         -----------

31.1 Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A current report on Form 8-K was furnished to the SEC on May 7, 2003 in connection with The Princeton Review's public announcement of financial results for the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE PRINCETON REVIEW, INC.


                                       By:  /s/ Stephen Melvin
                                          --------------------------------------
                                            Stephen Melvin
                                            Chief Financial Officer and
                                            Treasurer
                                            (Duly Authorized Officer and
                                            Principal Financial and
                                            Accounting Officer)