Form 10-Q
period 2003-09-30
PRINCETON REVIEW INC
filed 2003-11-13
CIK 1113668

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from ________________ to ________________

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

     The Company had 27,357,034 shares of $0.01 par value common stock outstanding at November 10, 2003.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.    Consolidated Financial Statements (unaudited)....................................................2
                    Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.......................2
                    Consolidated  Statements of Operations for the  Three-Month  and Nine-Month Periods ended
                      September 30, 2003 and 2002....................................................................3
                    Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002......4
                    Notes to Unaudited Consolidated Financial Statements.............................................5
         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........12
         Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................16
         Item 4.    Controls and Procedures ........................................................................16
PART II.  OTHER INFORMATION
         Item 1.    Legal Proceedings...............................................................................17
         Item 2.    Changes in Securities and Use of Proceeds.......................................................17
         Item 3.    Defaults Upon Senior Securities.................................................................17
         Item 4.    Submission of Matters to a Vote of Security Holders.............................................17
         Item 5.    Other Information...............................................................................17
         Item 6.    Exhibits and Reports on Form 8-K................................................................17
SIGNATURES..........................................................................................................19

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                             September 30,    December 31,
                                                                                                 2003             2002
                                                                                                 ----             ----
                                                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................................................       $ 15,833        $ 11,963
  Accounts receivable, net.................................................................         13,706          13,605
  Notes receivable.........................................................................            462             717
  Other receivables........................................................................            820           1,273
  Prepaid expenses.........................................................................          1,866           1,238
  Securities, available for sale...........................................................             64              31
  Other assets.............................................................................          2,243           1,954
                                                                                                  --------        --------
    Total current assets...................................................................         34,994          30,781

Furniture, fixtures, equipment and software development, net...............................         10,617          11,353
Franchise costs, net.......................................................................            117             144
Publishing rights, net.....................................................................          1,168           1,223
Deferred income taxes......................................................................         17,015          18,599
Investment in affiliates...................................................................            416             420
Territorial marketing rights...............................................................          1,481           1,481
Goodwill...................................................................................         39,377          38,157
Other assets...............................................................................         10,620           9,958
                                                                                                  --------        --------
    Total assets...........................................................................       $115,805        $112,116
                                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................        $ 4,152        $  6,284
  Accrued expenses.........................................................................          6,538           4,857
  Current maturities of long-term debt.....................................................          1,198           1,866
  Deferred income..........................................................................         15,872          13,545
  Book advances............................................................................            273             610
                                                                                                  --------        --------
    Total current liabilities..............................................................         28,033          27,162

Long-term debt.............................................................................          5,674           5,656
Stockholders' equity
  Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding
   at Septmber 30, 2003 and December 31, 2002..............................................              -               -
  Common stock, $.01 par value; 100,000,000 shares authorized; 27,337,307 issued and outstanding at September 30, 2003 and 27,261,085 issued and outstanding at December 31,
   2002....................................................................................            274             273
  Additional paid-in capital...............................................................        114,625         113,972
  Accumulated deficit......................................................................        (32,402)        (34,570)
  Accumulated other comprehensive loss.....................................................           (399)           (377)
                                                                                                  --------        --------
    Total stockholders' equity.............................................................         82,098          79,298
                                                                                                  --------        --------
    Total liabilities and stockholders' equity.............................................       $115,805        $112,116
                                                                                                  ========        ========

                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 --------------------------------  -------------------------------
                                                                      2003           2002                  2003        2002
                                                                    -------        --------              --------    --------
                                                                           (Unaudited)                         (Unaudited)
Revenue
  Test Preparation Services .....................................   $ 25,045       $ 23,228              $ 57,523    $ 53,827
  Admissions Services ...........................................      3,000          2,212                 7,797       7,728
  K-12 Services .................................................      3,959          2,279                12,073       6,610
                                                                    --------       --------              --------    --------
    Total revenue ...............................................     32,004         27,719                77,393      68,165
                                                                    --------       --------              --------    --------
Cost of revenue
  Test Preparation Services .....................................      6,983          6,106                17,182      15,304
  Admissions Services ...........................................        812            779                 2,190       2,039
  K-12 Services .................................................      1,871            950                 4,527       2,136
                                                                    --------       --------              --------    --------
    Total cost of revenue .......................................      9,666          7,835                23,899      19,479
                                                                    --------       --------              --------    --------

    Gross profit ................................................     22,338         19,884                53,494      48,686
                                                                    --------       --------              --------    --------

Operating expenses ..............................................     16,995         17,431                49,447      50,820
                                                                    --------       --------              --------    --------

Income (loss) from operations ...................................      5,343          2,453                 4,047      (2,134)
                                                                    --------       --------              --------    --------

Interest expense ................................................        (69)          (159)                 (428)       (468)
Other income (expense) ..........................................         22            (25)                  118         236
                                                                    --------       --------              --------    --------
Income (loss) before (provision) benefit for income taxes .......      5,296          2,269                 3,737      (2,366)
(Provision) benefit for income taxes ............................     (2,225)          (953)               (1,570)        994
                                                                    --------       --------              --------    --------
Net income (loss) ...............................................      3,071          1,316                 2,167      (1,372)

Basic income (loss) per share ...................................   $   0.11       $   0.05              $   0.08    $  (0.05)
                                                                    ========       ========              ========    ========
Diluted income (loss) per share .................................   $   0.11       $   0.05              $   0.08    $  (0.05)
                                                                    ========       ========              ========    ========

Weighted average shares used in computing net income (loss)
 per share
  Basic .........................................................     27,317         27,259                27,288      27,231
                                                                    ========       ========              ========    ========
  Diluted .......................................................     27,527         27,381                27,425      27,231
                                                                    ========       ========              ========    ========

                             See accompanying notes.

                   The Princeton Review, Inc and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           2003            2002
                                                                                         --------       --------
                                                                                               (unaudited)
Cash flows from operating activities:
Net income (loss)..................................................................      $  2,167       $ (1,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation.....................................................................         1,263          1,187
  Amortization.....................................................................         3,223          3,433
  Bad debt expense.................................................................           262            815
  Loss on disposal of fixed assets.................................................             2            199
  Deferred income taxes............................................................         1,570           (994)
  Deferred rent....................................................................           187             47
  Stock based compensation.........................................................           115            202
  Net change in operating assets and liabilities:
    Accounts receivable............................................................          (263)        (3,444)
    Other receivables..............................................................           453           (320)
    Prepaid expenses...............................................................          (602)          (383)
    Other assets...................................................................          (526)           148
    Accounts payable...............................................................        (2,130)        (3,870)
    Accrued expenses...............................................................         1,537          1,716
    Deferred income................................................................         1,925          4,354
    Book advances..................................................................          (336)          (646)
                                                                                         --------       --------
Net cash provided by operating activities..........................................         8,847          1,072
                                                                                         --------       --------

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development................        (2,550)        (4,923)
Investment in affiliates...........................................................             -           (270)
Purchase of franchises and other businesses, net of cash acquired..................          (465)          (320)
Stockholder loan...................................................................             -           (454)
Notes receivable...................................................................           255            807
Additions to capitalized development costs and other assets........................        (1,391)        (1,216)
                                                                                         --------       --------
Net cash used in investing activities..............................................        (4,151)        (6,376)
                                                                                         --------       --------

Cash flows from financing activites:
Repayment term loan, net...........................................................             -             (2)
Capital leases payments............................................................          (118)          (120)
Notes payable related to acquisitions..............................................        (1,248)        (1,275)
Proceeds from exercise of options..................................................           540            261
                                                                                         --------       --------
Net cash used in financing activities..............................................          (826)        (1,136)
                                                                                         --------       --------
Net increase (decrease) in cash and cash equivalents...............................         3,870         (6,440)
Cash and cash equivalents, beginning of period.....................................        11,963         21,935
                                                                                         --------       --------
Cash and cash equivalents, end of period...........................................      $ 15,833       $ 15,495
                                                                                         ========       ========

                             See accompanying notes.

                   THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

1. Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC, The Princeton Review of Canada Inc. and Princeton Review of North Carolina Inc. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

     The following table summarizes the Company's revenue and cost of revenue for the three-month and nine-month periods ended September 30, 2003 and 2002;

                                                                 Book, Software     Initial      Web Based
                                         Course       Royalty    and Publication   Franchise  Subscription and   Other
                                        Revenues    Service Fees       Income        Fees     Processing Fees    Income      Total
                                        --------    ------------ ---------------   ---------  ----------------   -----       -----
                                                                          (in thousands)
Three Months Ended September 30, 2003
-------------------------------------
Revenue
         Test Preparation Services       $23,093      $ 1,344        $   543           --             --         $    65    $25,045
         Admissions Services                --           --              141           --          $ 2,589           270      3,000
         K-12 Services                       179         --              528           --              777         2,475      3,959
                                         -------      -------        -------        -------        -------       -------    -------
         Total                           $23,272      $ 1,344        $ 1,212           --          $ 3,366       $ 2,810    $32,004
                                         =======      =======        =======        =======        =======       =======    =======

Cost of Revenue
         Test Preparation Services       $ 6,896         --          $    87           --             --            --      $ 6,983
         Admissions Services                --           --              292           --          $   520          --          812
         K-12 Services                       123         --              385           --              195       $ 1,168      1,871
                                         -------      -------        -------        -------        -------       -------    -------
         Total                           $ 7,019         --          $   764           --          $   715       $ 1,168    $ 9,666
                                         =======      =======        =======        =======        =======       =======    =======

Three Months Ended September 30, 2002
-------------------------------------
Revenue
         Test Preparation Services       $21,326      $ 1,205        $   340           --             --         $   357    $23,228
         Admissions Services                --           --              258           --          $ 1,483           471      2,212
         K-12 Services                       150         --            1,087           --              540           502      2,279
                                         -------      -------        -------        -------        -------       -------    -------
         Total                           $21,476      $ 1,205        $ 1,685           --          $ 2,023       $ 1,330    $27,719
                                         =======      =======        =======        =======        =======       =======    =======

Cost of Revenue
         Test Preparation Services       $ 6,003         --          $   103           --             --              --    $ 6,106
         Admissions Services                --           --              140           --          $   639            --        779
         K-12 Services                       260         --              300           --              169       $   221        950
                                         -------      -------        -------        -------        -------       -------    -------
         Total                           $ 6,263         --          $   543           --          $   808       $   221    $ 7,835
                                         =======      =======        =======        =======        =======       =======    =======

Nine Months Ended September 30, 2003
------------------------------------
Revenue
         Test Preparation Services       $52,538      $ 3,228        $ 1,637           --             --         $   120    $57,523
         Admissions Services                --           --              494           --          $ 6,650           653      7,797
         K-12 Services                     1,360         --            1,791           --            2,033         6,889     12,073
                                         -------      -------        -------        -------        -------       -------    -------
         Total                           $53,898      $ 3,228        $ 3,922           --          $ 8,683       $ 7,662    $77,393
                                         =======      =======        =======        =======        =======       =======    =======

Cost of Revenue
         Test Preparation Services       $16,720         --          $   462           --             --            --      $17,182
         Admissions Services                --           --              535           --          $ 1,655          --        2,190
         K-12 Services                       414         --              810           --              631       $ 2,672      4,527
                                         -------      -------        -------        -------        -------       -------    -------
         Total                           $17,134         --          $ 1,807           --          $ 2,286       $ 2,672    $23,899
                                         =======      =======        =======        =======        =======       =======    =======

Nine Months Ended September 30, 2002
------------------------------------
Revenue
         Test Preparation Services       $48,194      $ 3,568        $ 1,368        $   120           --        $   577     $53,827
         Admissions Services                --           --              578           --          $ 5,918        1,232       7,728
         K-12 Services                       548         --            3,441           --            1,282        1,339       6,610
                                         -------      -------        -------        -------        -------      -------     -------
         Total                           $48,742      $ 3,568        $ 5,387        $   120        $ 7,200      $ 3,148     $68,165
                                         =======      =======        =======        =======        =======      =======     =======

Cost of Revenue
         Test Preparation Services       $14,779         --          $   525           --             --           --       $15,304
         Admissions Services                --           --              324           --          $ 1,715         --         2,039
         K-12 Services                       372         --              791           --              490      $   483       2,136
                                         -------      -------        -------        -------        -------      -------     -------
         Total                           $15,151         --          $ 1,640           --          $ 2,205      $   483     $19,479
                                         =======      =======        =======        =======        =======      =======     =======

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

     Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                            ------------------         -----------------
                                                              2003       2002            2003        2002
                                                              ----       ----            ----        ----
                                                                  (in thousands, except per share data)
Net income (loss), as reported                               $3,071     $1,316          $2,167     $(1,372)
  Total stock-based employee compensation
    expense determined under fair-value based method
    for all awards, net of related tax effects                 (239)      (194)         (1,095)       (582)
Pro forma net income (loss)                                  $2,832     $1,122          $1,072     $(1,954)
Basic and diluted income (loss) per share, as reported       $ 0.11     $ 0.05          $ 0.08     $ (0.05)
Basic and diluted income (loss) per share, pro forma         $ 0.10     $ 0.04          $ 0.04     $ (0.07)

     Prior to the Company's initial public offering, the fair value for these options was estimated at the date of grant using the minimum fair-value method, which utilizes a near-zero volatility factor. After the Company's initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under these methods:


                                                                               Minimum         Black Scholes
                                                                              Fair Value          Option
                                  Assumptions                                  Method          Pricing Model
                                  -----------                                 ----------       -------------
                                                                                               2003     2002
                                                                                               ----     ----
       Expected life (years)                                                        5          3.55        5
       Risk-free interest rate                                                    5.5%          4.5%     4.5%
       Dividend yield                                                               0%            0%       0%
       Volatility Factor                                                                       .782     .761

Options to purchase 31,125 shares of common stock were granted in the third quarter of 2003.

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

2.  Adoption of New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective December 31, 2003. The adoption of this new statement is not expected to have a material impact on the Company's financial statements.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
                                                                   Three Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                Test Preparation  Admissions
                                                    Services       Services    K-12 Services   Corporate         Total
                                                ----------------  ----------   -------------   ---------         -----
Revenue                                             $ 25,045      $  3,000       $  3,959           --         $ 32,004
Operating Expenses (including depreciation and
       amortization)                                $ 10,444      $  2,842       $  3,398       $    311       $ 16,995
Segment Assets                                      $ 32,079      $ 24,033       $ 12,430       $ 47,263        115,805

Segment operating income (loss)                     $  7,617      $   (653)      $ (1,310)      $   (311)      $  5,343
Depreciation & Amortization                              381           457            413            311          1,562
                                                 ------------------------------------------------------------------------------
Segment EBITDA                                      $  7,998      $   (196)      $   (897)      $   --         $  6,905
                                                 ==============================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                Test Preparation  Admissions
                                                    Services       Services    K-12 Services   Corporate         Total
                                                ----------------  ----------   -------------   ---------         -----
Revenue                                             $ 23,228      $  2,212       $  2,279           --         $ 27,719
Operating Expenses (including depreciation and
       amortization)                                $ 10,515      $  3,798       $  2,852       $    266       $ 17,431
Segment Assets                                      $ 30,383      $ 25,721       $  7,118       $ 47,797        111,019

Segment operating income (loss)                     $  6,607      $ (2,366)      $ (1,522)      $   (266)         2,453
Depreciation & Amortization                              425           561            320            266          1,572
                                                 ------------------------------------------------------------------------------
Segment EBITDA                                      $  7,032      $ (1,805)      $ (1,202)      $   --         $  4,025
                                                 ==============================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended September 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                Test Preparation  Admissions
                                                    Services       Services    K-12 Services   Corporate         Total
                                                ----------------  ----------   -------------   ---------         -----
Revenue                                             $  57,523      $   7,797       $  12,073            --         $  77,393
Operating Expenses (including depreciation and
       amortization)                                $  29,497      $   9,051       $   9,481       $   1,418       $  49,447
Segment Assets                                      $  32,079      $  24,033       $  12,430       $  47,263         115,805

Segment operating income (loss)                     $  10,844      $  (3,444)      $  (1,935)      $  (1,418)      $   4,047
Depreciation & Amortization                             1,141          1,329           1,140             876           4,486
Other                                                    --        $      (4)           --              --         $      (4)
                                                 ------------------------------------------------------------------------------
Segment EBITDA                                      $  11,985      $  (2,119)      $    (795)      $    (542)      $   8,529
                                                 ==============================================================================

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                Test Preparation  Admissions
                                                    Services       Services    K-12 Services   Corporate         Total
                                                ----------------  ----------   -------------   ---------         -----
Revenue                                             $  53,827      $   7,728       $   6,610            --         $  68,165
Operating Expenses (including depreciation and
       amortization)                                $  28,673      $  11,807       $   9,016       $   1,324       $  50,820
Segment Assets                                      $  30,383      $  25,721       $   7,118       $  47,797       $ 111,019

Segment operating income (loss)                     $   9,849      $  (6,118)      $  (4,541)      $  (1,324)      $  (2,134)
Depreciation & Amortization                             1,315          1,714             903             688           4,620
                                                 ------------------------------------------------------------------------------
Segment EBITDA                                      $  11,164      $  (4,404)      $  (3,638)      $    (636)      $   2,486
                                                 ==============================================================================

Reconciliation of operating income (loss) to     Three Months Ended September 30,               Nine Months Ended September 30,
  net income (loss)                                   2003           2002                             2003            2002
                                                 --------------------------------               -------------------------------
Total income (loss) for reportable segments         $   5,343      $   2,453                       $   4,047       $  (2,134)
Unallocated amounts:
  Interest expense                                        (69)          (159)                           (428)           (468)
  Other income                                             22            (25)                            118             236
  (Provision) benefit for income taxes                 (2,225)          (953)                         (1,570)            994
                                                 --------------------------------               -------------------------------
Net income (loss)                                   $   3,071      $   1,316                       $   2,167       $  (1,372)
                                                 --------------------------------               -------------------------------

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

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2003 and 2002 are as follows:

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                              --------------------------------       -------------------------------
                                                  2003               2002               2003                2002
                                                  ----               ----               ----                ----
                                                                          (in thousands)
Net income (loss)                               $3,071              $1,316             $2,167             $(1,372)
Foreign currency translation adjustment
                                                    (9)                (51)              (41)                (184)
Unrealized gain (loss) on
  available-for-sale securities, net of
  tax (provision) benefits of $(24) and
  $57, and $(14) and $407, respectively             33                 (79)                19                (532)
                                                ------              ------             ------             -------
Total comprehensive income (loss)               $3,095              $1,186             $2,145             $(2,088)
                                                ======              ======             ======             =======

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

Results of Operations

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

     Revenue

     Our total revenue increased from $27.7 million in 2002 to $32.0 million in 2003, representing a 15% increase.

     Test Preparation Services revenue increased from $23.2 million in 2002 to $25.0 million in 2003, representing an 8% increase, comprised primarily of an increase of approximately $1.8 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $700,000 in revenue attributable to the operations acquired from our former franchisees, Princeton Review of St. Louis and Princeton

Review of North Carolina, and an increase of approximately $1.1 million at our other locations. The $1.1 million increase at our other locations is primarily attributable to enrollment increases.

     Admissions Services revenue increased from $2.2 million in 2002 to $3.0 million in 2003, representing a 36% increase. This increase resulted primarily from an increase in Web-based subscription, application and marketing fees.

     K-12 Services revenue increased from $2.3 million in 2002 to $4.0 million in 2003, representing a 74% increase. This increase resulted primarily from an increase of approximately $2.2 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs. These increases were partially offset by a decrease of approximately $560,000 in workbook development fees from McGraw-Hill.

     Cost of Revenue

     Our total cost of revenue increased from $7.8 million in 2002 to $9.7 million in 2003, representing a 23% increase.

     Test Preparation Services cost of revenue increased from $6.1 million in 2002 to $7.0 million in 2003, representing a 14% increase. This increase resulted primarily from the following: an increase of approximately $150,000 in costs associated with the operation of the businesses acquired from Princeton Review of St. Louis and Princeton Review of North Carolina; teacher pay increased by approximately $425,000 due to salary increases as well as an increased number of classes; additional classes also resulted in an increase of $150,000 in facility rental expense; finally the cost of classroom materials and other course-related expenses increased by $160,000 as a result of the increase in sales.

     Admissions Services cost of revenue increased from $779,000 in 2002 to $812,000 in 2003, representing a 4% increase. The increase is primarily attributable to greater commission expense.

     K-12 Services cost of revenue increased from $950,000 in 2002 to $1.9 million in 2003, representing a 97% increase. This increase is primarily attributable to an increase in costs incurred to service the school contracts for the Homeroom.com subscription service, printed materials and consulting services.

     Operating Expenses

     Selling, general and administrative expenses decreased from $17.4 million in 2002 to $17.0 million in 2003, representing a 3% decrease. This decrease resulted from the following:

   o a decrease of approximately $200,000 in advertising and marketing expenses;
   o a decrease of approximately $670,000 in bad debt expense;
   o a decrease of approximately $350,000 in web site technology and development expenses; and
   o a decrease of approximately $80,000 in depreciation and amortization expense.

These decreases were partially offset by:

   o an increase of approximately $650,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees; and

   o an increase of approximately $425,000 in salaries and payroll taxes.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

     Revenue

     Our total revenue increased from $68.2 million in 2002 to $77.4 million in 2003, representing a 14% increase.

     Test Preparation Services revenue increased from $53.8 million in 2002 to $57.5 million in 2003, representing a 7% increase, comprised primarily of an increase of approximately $3.9 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $1.2 million in revenue attributable to the operations acquired from our former franchisees Princeton Review of St. Louis and Princeton Review of North Carolina, and an increase of approximately $2.7 million at our other locations. Of the $2.7 million increase at our other locations approximately $3.7 million is attributable to enrollment increases, which was partially offset by decreases in average prices for courses.

     Admissions Services revenue increased from $7.7 million in 2002 to $7.8 million in 2003, representing a 1% increase. The revenue increases in the third quarter described earlier were offset by decreases in the first half of the year compared to the same periods last year.

     K-12 Services revenue increased from $6.6 million in 2002 to $12.1 million in 2003 representing an 83% increase. This increase resulted primarily from an increase of approximately $7.1 million in revenue from schools for Homeroom.com subscriptions, printed materials, professional development and after school supplemental programs. These increases were partially offset by a decrease of approximately $1.7 million in workbook development fees from McGraw-Hill.

     Cost of Revenue

     Our total cost of revenue increased from $19.5 million in 2002 to $23.9 million in 2003, representing a 23% increase.

     Test Preparation Services cost of revenue increased from $15.3 million in 2002 to $17.2 million in 2003, representing an 12% increase. This increase resulted primarily from the following: an increase of approximately $350,000 in costs associated with the operation of the businesses acquired from Princeton Review of St. Louis in October 2002 and Princeton Review of North Carolina in July 2003; teacher pay increased by approximately $1.0 million due to salary increases as well as an increased number of classes; additional classes also resulted in an increase of $270,000 in facility rental expense; finally, the cost of classroom materials and other course related expenses increase by approximately $240,000.

     Admissions Services cost of revenue increased from $2.0 million in 2002 to $2.2 million in 2003, representing a 7% increase. The increase is primarily attributable to greater commission expense.

     K-12 Services cost of revenue increased from $2.1 million in 2002 to $4.5 million in 2003, representing a 112% increase. This increase is primarily attributable to an increase in costs of approximately $2.4 million incurred to service the school contracts for the Homeroom.com subscription service, consulting and other services.

     Operating Expenses

     Selling, general and administrative expenses decreased from $50.8 million in 2002 to $49.4 million in 2003, representing a 3% decrease. This decrease resulted from the following:

   o a decrease of approximately $1.2 million in advertising and marketing expenses;
   o a decrease of approximately $785,000 in bad debt expense;
   o a decrease of approximately $695,000 in web site technology and development expenses; and
   o a decrease of approximately $330,000 in depreciation and amortization expense.

These decreases were partially offset by:

   o an increase of approximately $1.1 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees; and
   o an increase of approximately $495,000 in salaries and payroll taxes.

Liquidity and Capital Resources

     Net cash provided by operating activities during the nine months ended September 30, 2003 was $8.8 million, resulting primarily from the net income from operations after adjusting for the non-cash items, primarily depreciation and amortization. Net cash used in investing activities during the nine months ended September 30, 2003 was $4.2 million, resulting primarily from the purchase of fixed assets and investment in software development projects. Net cash used in financing activities during the nine months ended September 30, 2003 was $826,000, resulting primarily from payments made with respect to acquisition debt.

     At September 30, 2003, we had approximately $15.8 million of cash and cash equivalents. We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months. We may also seek to obtain a new credit facility as a source of additional liquidity and to fund a portion of the purchase price of any future acquisitions of the businesses of our franchisees.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon (CollegeNet, Inc. v. Princeton Review, Inc.), alleging that The Princeton Review infringed a certain patent owned by CollegeNet related to the processing of on-line applications. CollegeNet seeks injunctive relief and unspecified monetary damages. Notwithstanding the filing of this suit, CollegeNet has not formally served The Princeton Review with process in this case. Because this potential proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty. However, The Princeton Review believes that it has meritorious defenses to CollegeNet's claims of infringement and intends to vigorously defend this action in the event that The Princeton Review is served.

     In addition to the foregoing claim, from time to time, we are involved in legal proceedings incidental to the conduct of our business, none of which, in the opinion of our management, is likely to have a material adverse effect on The Princeton Review.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit
     Number                Description
     -------               -----------
     31.1                  Certification Pursuant to Rule 13a-14(a),  as Adopted Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

     31.2                  Certification Pursuant to Rule 13a-14(a),  as Adopted Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

     32.1                  Certification  Pursuant to 18 U.S.C.  Section 1350,  as Adopted  Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

     A current report on Form 8-K was furnished to the SEC on August 6, 2003 in connection with The Princeton Review's public announcement of financial results for the second quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE PRINCETON REVIEW, INC.

                                       By: /s/ Stephen Melvin
                                           ------------------------------------
                                           Stephen Melvin
                                           Chief Financial Officer and
                                           Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial and
                                           Accounting Officer)

November 13, 2003