Form 10-K
period 2003-12-31
PRINCETON REVIEW INC
filed 2004-03-15
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER 000-32469

THE PRINCETON REVIEW, INC.
 (Exact name of registrant as specified in its charter)

Delaware	22-3727603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2315 Broadway
New York, New York	10024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 874-8282

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2003, as reported by the Nasdaq National Market, was approximately $56 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The registrant had 27,393,602 shares of $0.01 par value common stock outstanding at March 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2004 Meeting of Stockholders to be held on June 9, 2004.

PART I

          All statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” ‘may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, the factors described under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.  Business

Overview

          The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We were founded in 1981 by our Chairman and Chief Executive Officer, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we believe we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most of the other major post-secondary and graduate admissions tests. In 2003, we and our franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 117,000 students in over 1,000 locations in the United States and abroad.

          In the last several years, The Princeton Review has transformed itself from primarily a test preparation company to an integrated provider of standardized test preparation, post-secondary admissions and K-12-focused products and services.  During this period, we launched our K-12 Services division; complemented our traditional test preparation products with a range of online options; invested in and acquired new web-based admissions services capabilities and generally broadened and deepened our offerings in our core markets.  While we still derive more than half of our revenue from standardized test preparation, the percentage of our revenue from our newer products and services has risen from 19% in 2001 to 30% in 2003, helping us become a more diversified and balanced company.

          We operate our businesses through the following three divisions:

•

The Test Preparation Services division, founded in 1981, provides classroom-based and Princeton Review Online test preparation courses and tutoring and admissions counseling services and receives royalties from our independent franchisees who provide classroom-based test preparation courses under the Princeton Review brand.

•

The K-12 Services division, founded in 1998, provides a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance, including online and print-based assessment, professional development, and face-to-face instruction.

•

The Admissions Services division, founded in 1986 as our publishing division, sells web-based applications, admissions and prospect management products to educational institutions and operates our Princetonreview.com web site, which brings together potential applicants and their families, guidance counselors and colleges and graduate schools to exchange information and facilitate the recruitment, application and admissions process, and serves as a free, comprehensive source of academic admissions information and tools.

          We also author more than 190 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand. Our books are sold primarily through Random House, from which we collect fees from advances, royalties, and editing and marketing arrangements.

          We were incorporated in Delaware in March 2000 and are the successor to a number of affiliated entities operating under the Princeton Review name, the first of which was formed in 1981. Our Internet address is www.princetonreview.com. On our Investors web site, located at www.princetonreview.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investors web site are available free of charge.

Our Products and Services

Test Preparation Services Division

          In 2003, we and our franchisees provided test preparation courses and tutoring services to more than 117,000 students in over 1,000 course locations in 43 states and 16 countries. We provide test preparation courses to students taking the following major U.S. standardized tests:

SAT	LSAT (Law School Admissions Test)
GMAT (Graduate Management Admissions Test)	MCAT (Medical College Admissions Test)
GRE (Graduate Record Examination)	ACT (American College Test)
TOEFL (Test of English as a Foreign Language)	PSAT
USMLE (United States Medical Licensing Examination)	SAT II

          Our Classroom-Based Course Offerings

          Our test preparation courses focus on customer service and quality instruction. Our experienced teachers and tutors work with groups of no more than 12 students in our SAT classes. We have separate courses for students taking the current SAT (class of 2005) and students who will be taking the new SAT (class of 2006), with updated material to reflect the changes on the test.  Our GMAT and GRE classes have no more than eight students in each class to maximize individual attention and grouping by similar ability.

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

          Our Private Tutoring Offerings

          The Princeton review private tutoring program is our most exclusive, customized offering. We offer one-to-one, high-end admissions counseling and tutoring service for all of the admissions tests. In addition, we provide individual assistance with academic subjects.  Tutoring is chosen by students and parents who want customized instruction from our very best instructors on a flexible schedule.

          Our Online Course Offerings

          Launched in 2000, our award-winning online courses are of demonstrably higher quality than any of our competitors.  These courses are fully interactive and are particularly attractive to students who need the flexibility to prepare at any time of the day or night and on short notice.  This product line is also very profitable and is our fastest growing.

          The online courses have been remapped for use by all of our classroom-based and tutoring students as well.  Students can take tests, make up classes, or simply do extra work online on their own schedule.  Our online tools have made all of our products deeper and more flexible, offering all Princeton Review students the ability to choose their best and most convenient way of learning as they go through our programs.

          Our School-Based Course Offerings

          In addition to offering our standardized test preparation courses to individual students, we also offer our SAT, SAT II and ACT test preparation services to schools and districts around the United States.  In 2003, The Princeton Review worked with hundreds of such institutional clients to provide test preparation services to their students.

These clients range from remote private schools to large urban school districts. Our institutional test preparation courses are custom designed to meet the needs of these institutional clients and their students. Using the same materials and techniques, we train our own teachers and, occasionally, district teachers to deliver test preparation, remediation and enrichment to districts of all demographics. We also offer extensive testing and professional development services.

          Also in 2003, our Test Preparation Services division teamed up with our K-12 Services division to become a major provider of Supplemental Education Services (SES) under the federal No Child Left Behind Act of 2001.  Using content and materials developed by our K-12 Services division and Test Preparation Services division teaching techniques and personnel, we deliver remediation and enrichment services directly to thousands of students in school districts throughout the country.  Our customized SES services offer students intensive, live instruction in a small group setting in such critical areas as math, English language skills and reading.

          School-based services is the Test Preparation Services division’s largest area of expected growth in the coming years.

          Our Test Preparation Publications and Software

          Examples of the books and educational software products developed by the Test Preparation Services division include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Human Brain Coloring Book
Cracking the LSAT	Cracking the AP US History	Physiology Coloring Book
Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	GMAT Math Workbook	Crash Course for the SAT
GrammarSmart	GMAT Verbal Workbook	Crash Course for the GRE
The Princeton Review: Inside the SAT and ACT 2003 Edition (CD ROM software title)

K-12 Services Division

          Services for Schools

          The accountability movement, which has gained momentum over the past 10 years and has been codified by new federal laws, including the No Child Left Behind Act of 2001, places testing at the center of K-12 education.  Performance on these tests carries important consequences for students, teachers and administrators alike.  Students who perform poorly can face mandatory summer school, a repeated grade, or denial of a high school diploma. For teachers and school administrators, these tests exert strong pressure on teaching and learning, and class or school performance increasingly affects the direction of their careers.

          The K-12 Services division partners with schools to help them meet these challenges and measurably improve academic performance. Recognizing that schools need a broad range of products and services, we offer customized solutions that include formative and benchmarking assessments, professional development, after school programs and face-to-face instruction.  Research indicates that it’s the synergy of effective assessments, improvements in teacher quality, and skill-specific, standards-aligned instruction that can significantly improve student performance, and our goal is to provide schools with the right tools to achieve this result.  We currently work with a number of districts across the country, comprising thousands of schools, including The Virginia Department of Education, the School District of Philadelphia, Chicago City Schools, Memphis City Schools, and The New York City Department of Education.

          We provide the following four major solutions to school districts throughout the country, which we are able to combine into customized programs to meet the specific needs of each school district.

Assessments to Inform Instruction

          We offer districts interim, low-stakes assessments aligned to their curriculum and state standards.  These instruments can be delivered in traditional paper and pencil format or online through our Homeroom platform. Homeroom is a powerful, web-based tool that enables educators to quickly assess students’ academic strengths and weaknesses and provides immediate feedback and tailored educational resources for improving performance.  Results are provided in a timely, usable and actionable format for teachers, administrators, parents and students.

          These programs have four important features for school districts:

•	Quick Turnaround. Detailed reports are delivered online soon after test administration.

•	Useful Reporting. Our reports are designed to be maximally useful for teachers to guide instruction and for students and parents to provide meaningful guidance.

•

Connection to learning resources.  Teachers, students and parents have access to specific resources based on actual areas of need.  These resources include proprietary Princeton Review lessons and direct links to web-based resources.

•

Ties to Professional Development.  The Princeton Review works with teachers and administrators to ensure that they understand the solution, and follows up with the instructional leadership of the schools to review profiles of learning outlined by the data.  In addition, The Princeton Review works with districts to provide “parent nights” to help inform the community.

Professional Development

          We provide ongoing, comprehensive professional development to help teachers ensure the academic success of their students. Our professional development programs are ongoing in order to continually build upon knowledge and to ensure proper implementation of skills and resources introduced throughout our sessions. Programs are flexible and customized.

          We offer three main professional development programs:

•

Ongoing data-differentiated instruction and assessment support.  We implement ongoing professional development programs that focus on using data in the classroom to drive individualized instruction, with the ultimate goal being mastery in the classroom and improvements on state standardized tests. The Princeton Review works with instructional leaders to help them learn how to interpret and use reports generated through The Princeton Review’s assessments, as well as from their state standards test, to drive student instruction.

•

Individualized professional development programs.  Using several data streams, from teacher self-evaluations to low stakes interim assessments, we create individualized professional development for a district’s staff. With this program, teachers work in an ongoing manner with a Princeton Review consultant who helps each teacher focus instruction on the area of his or her students’ needs. The consultants help each teacher evaluate data and reports gathered from low-stakes assessments administered throughout the program and subsequently recommend individualized professional development to expand teacher knowledge based on student performance on various skills.

•	Product Training. Training is a crucial component of any successful, comprehensive program. Every program The Princeton Review offers contains some form of training or staff development.

After-School and Summer School Programs

          We develop comprehensive Math and Reading/English Language Arts programs for after-school and summer school programs.  The programs come complete with course manuals for students and teachers, benchmark assessments and staff development.  The program can be built around a district’s curriculum and/or testing program.  Our programs have all the tools a district needs to provide supplemental skill review to their students. We offer standardized programs, as well as the capacity to create a program specific to a district’s unique needs.  We have the ability to train a district’s teachers to deliver our after school program or we can provide Princeton Review teachers to teach the course.

Face-to-Face Instruction

          We provide supplemental face-to-face instruction for students who are identified as struggling to pass their state tests.  As an approved SES provider, The Princeton Review delivers programs that meet the requirements of the No Child Left Behind Act of 2001.

          The Princeton Review partners with districts to deliver SES courses on-site, in school buildings across the country. Our courses focus on Math and English Language Arts, including Reading, and are customized to meet the needs of eligible students and families. With standards-based material that covers up to 40 hours of intensive, live instruction, students benefit from the most current and scientifically based material, presented in a small group setting.

          Our Publications

          Our K-12 Services division also authors more than 60 print titles under the Princeton Review brand, including the following:

Roadmap to the CAHSEE (California)	New York Roadmap Series
Roadmap to the FCAT (Florida)	North Carolina Roadmap Series
Roadmap to the HSPA (New Jersey)	Virginia Roadmap Series
Roadmap to the OPT (Ohio)	Cracking the Virginia SOL Series
Roadmap to the MCAS (Massachusetts),	Cracking the Texas End-of-Course Series
Roadmap to the Regents (New York)	Smart Junior Series

Admissions Services Division

          We sell a wide range of products and services to colleges and universities, high schools and prospective college, law, medical, graduate, and business students.  Our products help higher education institutions automate and manage the many phases of the student recruitment and admissions process and we work with high schools to aid them in the college and career counseling they deliver.  We guide students through the entire process of researching, applying, and paying for their higher education.  Princetonreview.com, our free web site for prospective students, is a comprehensive source of information that details every college and graduate school program, provides tools to help students find the right schools, gives advice about the admissions process, highlights our college partners’ online applications, serves as a meeting place for colleges and students, and walks students through the complex financial aid process.  In addition, we produce more than 70 print titles that guide students and parents through the transition from high school to college, college to graduate school, and school to career.

          Our Web-Based Products and Services

          The following are some of the major products, services and tools available to the higher education institutions and high schools that purchase our web-based products and the students, parents and educators who use our free online resources:

          For Post Secondary Institutions. We sell academic institutions a broad range of web-based products on a subscription basis.

•

Online Admissions and Recruiting Forms. We provide several online application packages to assist colleges and graduate schools in making their application and recruiting processes more effective by developing, customizing and hosting online applications and recruiting forms. We develop and then post application forms on our web site and on colleges’ and graduate schools’ web sites. We facilitate the electronic submission of applications (including letters of recommendations, transcripts, and other supplemental forms) and manage the application process by sending confirmation notices and processing online payment of application fees and aiding the posting of admissions decisions online.

•

Prospect Management Solutions. Our Prospect Manager automates the entire communication process, including HTML email, paper and phone. Colleges can input their communication plan in the beginning of the admissions season, and the system will handle the rest, including dynamic functionality that reacts to actions a user may take.

•

Application Management Solutions. Our application management solutions offer admissions offices effective tools for monitoring and communicating with applicants throughout the application process. Our products enable admissions officers to evaluate their applicant pool as applications are started, as well as submitted, so that immediate adjustments in recruiting efforts may be made. Our application management solutions also permit admissions officers to communicate with prospects and applicants by sending personalized e-mails about the status of applications, upcoming events and pending deadlines.

•

Interview and Event Management Tools. We assist admissions offices in scheduling and managing interviews and recruiting events. Our interview and event management products enable admissions offices to post interview and event schedules on their web sites, to facilitate online registration, and to send automated reminders, confirmations and thank you notes, and to better gauge attendance.

•

Reporting Services. For clients who purchase our marketing, prospect management, application and event services, we can deliver high quality reports that enable them to assess their yield conversions and source effectiveness. These reports can be used for planning purposes.

•

Data Integration Systems. We assist colleges and graduate schools in transferring the data generated from our prospect management and application management products into their student information systems. We provide custom data files of prospect and applicant data so that admissions officers may download data directly into their schools’ student information systems.

•

Marketing Products and Services. We offer various marketing products and services to assist colleges and graduate schools in recruiting students. Colleges and graduate schools may include an in-depth profile about their school in our books and on our web site, sponsor our user newsletters, place banner ads on our web site, and also sponsor content on our web site and in our newsletters. In addition, colleges and graduate schools can access highly targeted prospects by sponsoring our college and graduate school search on Princetonreview.com. Schools can also secure placement in our “featured school” and “featured application” promotion on three of the most highly trafficked pages on our site. We can also work with schools to send highly targeted mail and emails to Princetonreview.com users who have asked to receive information from colleges and graduate schools. Because our web site is tied to a school’s prospect management system, we can automatically generate emails to students who have inquired about a school on Princetonreview.com. In addition, all of our clients receive a detailed marketing report that outlines who is viewing their profile and receiving their school in our college and graduate search tools. This information includes demographic information and the other profiles that schools are viewing.

          For Secondary Schools and Community Organizations. We sell high schools our Education and Career Opportunities System, or ECOS, product, on a subscription basis. ECOS is a web-based program that solicits information from high school students about their career plans and choices. The product enables counselors to be actively involved in career guidance and application management by giving them access to their students’ career information and educational interests. With ECOS, counselors can review students’ interests and career plans, as well as monitor their progress on completion of applications. Counselors may also use ECOS to send targeted messages to individuals or groups with particular interests and to provide customized lists of suggested colleges. ECOS enables district and state administrators to track their entire student populations and compare the success of each class to prior classes. With ECOS, students and parents have access to current information about, and a search engine for researching, careers, colleges, majors, financial aid and life skills.

          For Princetonreview.com visitors. The following is a list of just a few of the tools available on Princetonreview.com.

•

Favorite Schools. Our search engine allows students to evaluate colleges and graduate schools based on a wide range of criteria, from average admissions test scores to quality-of-life ratings. We have online tools that assist users in creating a list of schools that match their interests. These tools provide detailed information about schools, including, in many cases, students’ opinions of that school’s faculty, workload, social life, sports and more. Users can then save these schools to a personalized home page that allows users to track the colleges or graduate schools they are interested in and the numerous deadlines associated with the admissions process. An e-mail reminder feature is available to notify students of significant events. Students can also allow counselors, advisers and parents access to their personalized accounts. Each college or graduate school’s profile includes links to its web site.

•

Counselor-O-Matic and Advanced School Search. This tool helps students narrow down their list of potential schools to consider. Users give us information about the type of school they are looking to attend, their academic history and goals, where they want to study and what they want to study, and our search tools give them a list of schools that best match their profile.

•

Student Match. After students have filled out Counselor-o-Matic, we give them the opportunity to share this information with our partner colleges and universities. Colleges can then recruit the students who best match their profile.

•

Majors Search. This tool helps students collect information about specific majors they might be interested in pursuing in college. Students enter a major and our web site provides them with information about the major, the colleges that offer the major, any preparation necessary for that major and post graduate careers associated with the major.

•

Career Quiz. This 24-question quiz asks users about their potential career preferences, and then analyzes their answers to determine their interests and work style. Based on this information, we identify corresponding careers that would be most suitable. The list of careers then links to profiles that explain a day in the life of the particular career, statistics about it, and what people who work in this sector can expect in five years, 10 years, and 15 years. Each career links to corresponding college majors and colleges that offer that major.

•

Electronic Applications. We host almost a thousand electronic applications on Princetonreview.com for admission to two-year and four-year undergraduate programs, graduate schools, business schools, law schools, medical schools, career and technical schools, and fellowship or scholarship programs. Online applications are fast, easy and secure. Once a user enters and saves his or her personal information on an electronic application, that information pre-populates all subsequent applications, saving the user significant time.

•

Pay For Area. The Pay For area on Princetonreview.com helps college and graduate school applicants and parents secure the financing to pay for school. They can obtain expert advice, get help in filling out the required forms and perform necessary calculations with customized tools. We also have electronic alternative loan applications available from our preferred partner banks and resources to help students open an online bank account, find insurance that they may need in school and apply for credit cards.

•

College and graduate school admissions discussion boards. We provide a forum for students to discuss college and graduate school admissions experiences and obtain advice from Princeton Review moderators.

          Our Publications

          Our Admissions Services division also authors more than 50 print titles under the Princeton Review brand. Examples of these books include the following:

Complete Book of Colleges	Complete Book Law Schools
Internship Bible	Complete Book Medical Schools
Visiting College Campuses	Paying for College Without Going Broke
Best Value Colleges	Paying for Graduate School
Guide to Study Abroad	K&W Guide
Guide to Summer Programs	Kids Guide to Majors/Career
Complete Book Business Schools	Guide to College Majors
Best 345 Colleges

Our Franchised Operations

          Our classroom-based test preparation courses and tutoring services are provided through company-operated locations and through our independent franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty of 8% of their cash receipts collected under the Princeton Review name, an additional royalty of 2% of their cash receipts, which is allocated to an advertising fund that we also contribute to, and a per student fee for use by their students of our online supplemental course tools. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 5% of our total 2003 revenue.

          Our franchisees do not provide our Princeton Review Online courses. However, to the extent we provide our Princeton Review Online courses to customers residing within the exclusive jurisdictions of our franchisees, we pay those franchisees a royalty of 15% of all of our revenue derived from selling Princeton Review Online courses to students residing in their territories, net of certain administrative expenses. We have not entered into any such royalty arrangements with our franchisees for our other web-based products and services.

          As of December 31, 2003, we had eight franchisees operating 18 offices under the Princeton Review name in the United States and 25 offices operated by franchisees in 14 additional countries.

          Our domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

State	Number of Counties	State	Number of Counties

California	8	Nevada	1
Colorado	7	New York	5
Connecticut	5	Ohio	2
Florida	57	Pennsylvania	4
Illinois	5	Puerto Rico	78
Massachusetts	4	Rhode Island	5
Michigan	3	Tennessee	95

          Our international franchises are located in China, India, Israel, Japan, Malaysia, Mexico, Pakistan, the Philippines, Singapore, South Korea, Taiwan, Thailand, Turkey and The United Arab Emirates. We intend to continue to expand our international presence through the sale, in the next several years, of additional franchises, primarily in Asian and Middle Eastern markets.

          We are not currently offering any new domestic franchises. Over the last several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, as more fully described below under “Acquisitions and Strategic Investments.”

Acquisitions and Strategic Investments

Recent Acquisitions

          Embark

          In October 2001, we acquired substantially all of the operating assets of Embark.com, Inc., a developer of online products and services for the college and graduate school admissions market. The acquired business consisted primarily of Embark’s customer contracts with academic institutions and its technological platform for submitting electronic applications and related services. The purchase price paid by us at closing consisted of 875,000 shares of our common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness and approximately $2.1 million in other assumed liabilities of Embark, consisting primarily of deferred revenue relating to customer contracts assumed by us, net of acquired receivables of approximately $1.0 million. In accordance with the earn-out provisions entitling Embark to additional consideration based on the performance of the acquired business, Embark earned a payment of 9,128 shares of our common stock and approximately $1.5 million in cash, based on the revenue performance of the acquired business through June 30, 2003. In addition to the purchase price, in connection with the transaction, we made a $1.8 million loan to Embark, which was secured by 300,000 of the shares of our common stock that Embark received as part of the purchase price. The approximate $1.5 million earn-out was applied against the loan balance, which was repaid in full as of December 31, 2003.

          Franchise Acquisitions

          In the last three years, we also completed acquisitions of the businesses of a number of our former domestic franchisees. In July 2003, we completed a small acquisition of 77% of Princeton Review of North Carolina, Inc., the independent franchise that provided test preparation courses in North Carolina, for a purchase price of approximately $890,000, of which approximately $760,000 was financed with notes to the seller, including imputed interest. In November 2003 we purchased the remaining 23% for approximately $248,000, of which approximately $208,000 was financed with notes to the seller, including imputed interest. In October 2002, we completed a small acquisition involving the assets of Princeton Review of St. Louis, one of our franchisees that provided test preparation courses in Missouri, for a purchase price of approximately $850,000, of which approximately $470,000 was financed with a note to the sellers. In June 2001, we acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in Texas, Arizona, Oklahoma, Louisiana and New Mexico under franchise agreements with us, for a purchase price of approximately $6.3 million. We financed approximately $4.8 million of the purchase price under our then existing line of credit and issued a subordinated promissory note to the seller for the remaining approximately $1.5 million. In early March 2001, we acquired the assets comprising the businesses of Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. We financed approximately $10.2 million of the purchase price under our then existing line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In early March 2001, we also purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under our then existing line of credit. Princeton Review Peninsula provided test preparation courses in several counties in California.

Strategic Investments

          We have made a number of strategic investments that we hope will facilitate the growth of our business and expand our presence on the Internet, including ownership interests in the following companies:

•

Student Monitor, L.L.C. We currently own approximately 20% of Student Monitor, a privately held company that is a surveyor of college students’ lifestyles and attitudes. We also participate in joint surveys with Student Monitor and use its survey information for product development and marketing efforts.

•

Schoolnet Inc. We currently own approximately 5% of SchoolNet, a privately held education technology solutions company. We maintain a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of our Homeroom product called “Homeroom Inside.” We have also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of Homeroom.

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

          Pursuant to an agreement entered into on December 31, 2003, we terminated our strategic relationship with Tutor.com, Inc., a privately held company we co-founded in 1998, and sold preferred stock we held in Tutor.com for $300,000 in cash. As consideration for the termination of certain strategic agreements and the restructuring of certain rights, we received an additional $200,000 in cash and $500,000 in notes. We retain a common stock position in Tutor.com, representing approximately 2.5% of its outstanding equity, which is valued at $0.

Sales and Marketing

          The majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author, and McGraw-Hill, which publishes K-12 textbooks and workbooks that contain our branded materials. We also maintain an institutional sales force and engage in some national and local advertising.

          In the last several years, we have substantially increased our sales and marketing efforts in order to market and support our newer products and services, such as our web-based application and admissions management products, our K-12 products and our online and institutional test preparation offerings. Our sales and marketing activities by division are as follows:

          Test Preparation Services Division. Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our regional phone centers counsel students and parents regarding specific courses. Our Princeton Review one-to-one admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We recently increased our sales force to conduct sales of our test preparation services to schools and other educational institutions. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.

          K-12 Services Division. We are marketing our K-12 services to schools and school districts through a number of channels, including national conferences, direct mail, electronic media and telemarketing. Our K-12 Services division has a sales and marketing force of approximately 30 people. Homeroom is also integrated in the offerings of, and sold by, our business partners such as Plato Learning, Inc. and SchoolNet.

          Admissions Services Division. Admissions Services has a dedicated sales and marketing force that actively solicits secondary schools and post-secondary institutions to subscribe to our web-based products and services. Historically, we have built our user base and volume through branding efforts with other media and word-of-mouth. To attract users to our web site, we market to students, parents, counselors and admissions officers through attendance at educational trade shows and conferences, offline and online direct mail, sponsorships, keyword buys and syndicated licensing of content. Additionally, we seek to attract visitors through strategic relationships with third parties, such as MSN and Vault.com.

Product Design and Development

          We believe that successful product design, development and enhancement has been, and will continue to be, essential to the success of our business. We believe that the strength of our reputation and brand name is directly attributable to the quality of our products, and expect to continue to devote significant resources to enhancing our current products and offering additional high-quality products and services that are responsive to our customers’ needs.

          Test Preparation Services Division. We rely on our development staff, teachers and other education experts to create and refine the materials used in our Test Preparation Services division. Our goal is to design and improve our products in such a way as to offer our students the best and most productive overall experience, while addressing their preferences and fitting within their lifestyles. We seek to accomplish this by:

•	continually updating and enhancing our test preparation materials and our teaching methods;

•	ensuring that our designated personnel take virtually every major standardized test for which we offer courses, so that our techniques and materials remain current;

•	performing quantitative and qualitative research into the preferences and needs of our customers;

•	regularly soliciting and reviewing feedback from students taking our courses;

•	enhancing the services and functionality of our online test preparation tools and content; and

•	frequently updating our standardized test preparation publications.

          Overall, we seek to provide a complementary mix of online and offline offerings that students can choose from to best fit their needs and achieve their goals.

          K-12 Services Division. We rely on a team of teachers, educational experts and developers to research, design, enhance and deliver our K-12 educational products and services, which include, live instruction, online and paper-based assessments, professional development and publications. Our programs are designed to provide customized and highly focused resources to improve student performance. Our focus in the K-12 Services division is to continue to expand and refine our offerings to afford schools and school districts the highest degree of flexibility possible in the mix of products they choose to purchase from us, while delivering measurable results.

          Admissions Services Division. Since launching our Review.com (now Princetonreview.com) web site in 1994, we have continually expanded the material available and made improvements to its content and functionality. The online informational materials and tools are developed and enhanced by our authors and design engineers, through strategic partnerships with third parties and through feedback from guidance and admissions counselors. We regularly modify and enhance our web site to provide students, parents and guidance counselors with additional information and interactive tools designed to assist them with the school selection, admissions and financial aid processes. We also continually strive to provide our educational institution subscribers with more effective ways to reach potential applicants, and streamline and manage the various facets of the admissions process. To this end, we periodically refine our web-based admissions and application management solutions to provide our higher education institution customers with the most technologically advanced and flexible products possible. Finally, our publications are frequently updated by our staff and freelance authors and editors to ensure that new editions are up to date and include the most current information available on college and graduate school admissions and related subjects.

Significant Customers

          In the K-12 Services division, the top two customers accounted for 27% and 21%, respectively, of revenue in that division in 2003.

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

          Companies offering web-based college information services and products. Our Admissions Services division faces competition from several companies that currently provide web-based products and services similar to ours for the higher education market.

          Companies offering products and services focused on the K-12 education market. Our K-12 Services division faces competition from many companies that provide student assessment, tutoring and remediation services, including Internet and software based services, to schools and students in the increasingly competitive K-12 education market.

          Print media companies. We face competition from traditional print media companies that publish standardized test preparation materials, college and education guidebooks and K-12 assessment and remediation materials, and that offer admissions information and services to students and schools. Several of these companies provide their products and services online or have established partnerships with Internet companies in order to do so. We expect that all of our primary competitors in this area will expand into web-based delivery if they have not already done so.

          Non-profit and membership organizations. We also face competition from several non-profit and other organizations that offer both face-to-face and online products and services to assist individuals and educational organizations with counseling, marketing and applications.

          We believe that the principal competitive factors in our markets include the following:

•	brand recognition;

•	ability to demonstrate measurable results;

•	availability of integrated online and offline solutions;

•	ability to achieve a critical mass of students, parents and educational institutions online;

•	overall quality of user experience;

•	speed in the introduction of new services;

•	quality of materials and teachers;

•	alignment of offerings with specific needs of students, parents and educators; and

•	value and availability of products and services.

          We believe that our primary competitive advantages are our well-known and trusted Princeton Review brand, our extensive experience in test preparation and admissions and our innovative, high-quality educational products and services. We also believe that our ability to attract students, parents and educators to our highly trafficked Princetonreview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

Government Regulation

          We must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising, or the FTC Rule, and various state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule and applicable state laws and regulations.

          We also must comply with a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship, including:

•	those governing the termination or non-renewal of a franchise without good cause;

•	requirements that a franchisor deal with its franchisees in good faith;

•	prohibitions against interference with the right of free association among franchisees; and

•	those regulating discrimination among franchisees in charges, royalties or fees.

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

Employees

          As of December 31, 2003, we had 521 full-time employees, including 108 in content and editorial, 46 in administration, finance and human resources, 64 in information systems, 37 in marketing, 51 in sales and sales support and 218 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 2,700 part-time employees, comprised mainly of teachers.

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

Risks Related to Our Business

We have a recent history of significant operating losses and may not be able to sustain or increase profitability if we are unable to substantially increase revenue from our newer products, in which case the market price of our common stock could be adversely affected.

          We significantly increased our operating expenses in recent periods in order to grow our existing Internet operations, introduce and expand new web-based products and expand into new lines of business. As a result, we have incurred significant losses in these periods. As of December 31, 2003, we had an accumulated deficit of approximately $30.3 million. We incurred net losses of approximately $1.1 million for the year ended December 31, 2002 and $10.3 million for the year ended December 31, 2001.

          We only returned to profitability in 2003.  In order to grow as currently contemplated and sustain and increase profitability, we will need to derive an increasing portion of our revenue from our newer businesses, consisting of our K-12 services and our web-based Admissions Services products, while at the same time effectively controlling costs. If we are unable to do this, we will be unable to execute our current business plan and our operating results may be adversely affected. In order to increase revenue from these newer businesses we must, among other things, successfully:

•	continue to increase market acceptance by educators, students and parents of our K-12 services;

•	continue to grow our revenue from higher education institutions that purchase our web-based products and services; and

•	increase the number of students, parents and educators visiting our web site.

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

•

providers of online and offline test preparation, admissions assistance and career counseling to prospective higher education students, with our primary national competitor in this area being Kaplan, Inc.;

•	companies that provide prospective students with web-based information about higher education institutions as well as companies that provide these institutions with access to the student market;

•	companies that provide K-12 software, web-based and other educational assessment and remediation products and services to students, parents, educators and educational institutions;

•

traditional print media companies that publish books and magazines and provide online resources about standardized test preparation and college and graduate schools, and offer admissions information and services to students and educational institutions; and

•

non-profit and membership educational organizations that offer both face-to-face and web-based products and services to assist individuals and educational organizations with counseling, marketing and student applications.

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

          Some of our competitors that provide K-12 educational products may have more experience, larger customer bases and greater brand recognition in that market. Further, established companies with high brand recognition and extensive experience providing various educational products to the K-12 market may develop products and services that are competitive with ours.

Negative developments in school funding could reduce our institutional revenue.

          We expect to derive a growing portion of our revenue from sales of our products and services to educational institutions, including our K-12 services, ECOS products and institutional test preparation offerings. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

          We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. Our electronic application revenue is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

Our quarterly operating results are not indicative of future performance and are difficult to forecast.

          Our quarterly operating results may not meet expectations of public market analysts or investors, which could cause our stock price to decline. In addition to the seasonal fluctuations described above, our operating results may vary from quarter to quarter in response to a variety of other factors beyond our control, including:

•	our customers’ spending patterns, which, in some cases, are difficult to predict;

•	the timing of school districts’ funding sources and budget cycles;

•	the timing of expirations and renewals of educational institution contracts;

•	variations in product mix, which, particularly in the case of our K-12 Services division, is still evolving;

•	the timing of corporate sponsorships and advertising; and

•	non-recurring charges incurred in connection with acquisitions or other extraordinary transactions.

          Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance and you should not rely on them to predict the future performance of our stock price. In addition, our past results may not be indicative of future performance because several of our businesses were introduced or acquired relatively recently.

Loss of significant customers could significantly adversely affect our revenue or cause disruptions in our operations.

          As the business of our K-12 Services division has evolved, the contracts entered into with school districts have generally increased in size.  As a result, two customers accounted for 27% and 21%, respectively, of that division’s revenue in 2003.  The loss of one or more such customers could significantly adversely affect our revenue. Additionally, we rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 4% of our revenue in each of 2003 and 2002. Accordingly, termination of our relationship with Random House could adversely affect our revenue and cause disruption in our operations.

If we are not able to continually enhance our web-based products and services and adapt them to changes in technology, our future revenue growth could be adversely affected.

          If our improvement and adaptation of our web-based products and services is delayed, results in systems interruptions or is not aligned with market expectations or preferences, our revenue growth could be adversely affected. The online environment is rapidly evolving, and the technology used in web-based products changes quickly. We must therefore be able to quickly modify our solutions to adapt to emerging online standards and practices, technological advances, and changing user and sponsor preferences. Ongoing enhancement of our web site, web-based products and related technology will entail significant expense and technical risk. We may use new technologies ineffectively or fail to adapt our web site, web-based products and related technology on a timely and cost-effective basis.

If we are unable to renew our agreements with our franchisees, or if our franchisees contest our interpretation of those agreements, our ability to offer our products in our franchisees’ territories could be adversely affected, which could adversely affect our revenue.

          If we are unable to renew our agreements on favorable terms with our franchisees, or if any of those franchisees contest our interpretation of our rights and obligations under these agreements, then our ability to deliver our products and services within their franchise territories could be hindered, and our revenue could be adversely affected. Through a series of franchise agreements and other agreements, our independent franchisees have various rights to provide test preparation products and services under the Princeton Review brand within specified territories, and to use our trademarks and other intellectual property in connection with providing these services. Similarly, we have various rights to market and sell our products and services in the franchisees’ territories. Our agreements have been reviewed and renegotiated to accommodate our business goals and the goals of our franchisees as they have both developed over the years. The majority of our franchise agreements expire on December 31, 2005.

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

The absence of a federal registration of our “The Princeton Review” service mark and trademark may make it more difficult and expensive for us to prevent others from using the mark and could otherwise significantly harm our business.

          We have used “The Princeton Review” as our principal service mark since 1982. Although we applied to register the mark, our application for registration was opposed by Princeton University, and has since been abandoned. No one, including Princeton University, has objected to our use, as distinguished from federal registration, of “The Princeton Review” as a service mark during the many years we have used it. The absence of a federal registration of our mark, however, may make the enforcement of our exclusive right to use the mark against possible future infringers more difficult and costly. In addition, if we are unable to prevent a competitor or another business from using “The Princeton Review” or similar marks, then we could lose customers or suffer a dilution of the prominence of our principal mark. It is also possible that Princeton University could object to our continued use of the mark. Litigation involving our rights to “The Princeton Review” marks could be costly, and we cannot predict with any certainty its outcome. Moreover, if we were prevented from using “The Princeton Review” as our service mark or trademark and licensing the mark to our franchisees, our business would be significantly harmed.

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

          Approximately 5% of our 2003 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. The quality of franchised test preparation operations may be diminished if our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, or do not hire and train qualified managers or instructors. As a result, our image and reputation may suffer and our revenue could decline.

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

•	further develop or enhance our services and products;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States or internationally;

•	hire, train and retain employees;

•	market our services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

Interest expense and other charges related to our recent acquisitions could negatively affect our results of operations.

          In connection with our acquisitions of the businesses of Embark and several of our franchisees over the last three years, we incurred indebtedness in an aggregate amount of approximately $34.4 million, of which approximately $6.1 million remained outstanding as of December 31, 2003, bearing interest at a weighted average interest rate of approximately 7.5% per year. Interest expense associated with this indebtedness will reduce our earnings.

          Additionally, in connection with these acquisitions, we recorded a total of approximately $32.6 million of goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any such write down would adversely affect our operating results. We adopted SFAS 142 as of January 1, 2002. As of December 31, 2003, we had unamortized goodwill of $31.4 million related to these acquisitions.

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

          We may acquire the businesses of our remaining domestic franchisees or other businesses, products or technologies in the future. To facilitate future acquisitions, we may take actions that could have a detrimental effect on our financial condition, results of operations or the price of our common stock, including:

•	issuing equity securities or convertible debt securities, which would dilute current stockholders’ percentage ownership;

•	incurring substantial debt; or

•	assuming contingent liabilities.

          Acquisitions also entail numerous business risks, including:

•	difficulties in assimilating acquired operations, technologies or products;

•	unanticipated costs that could materially adversely affect our results of operations;

•	negative effects on our reported results of operations from acquisition related charges and amortization of acquired technology and other intangibles;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential inability to retain and motivate key employees of acquired businesses.

If we fail to manage our growth effectively, our business may be harmed.

          In recent periods we have significantly increased our work force, introduced a number of new products, made substantial enhancements to our existing products and consummated several acquisitions. At December 31, 2003, we had 521 full time employees, as compared with 335 full time employees at December 31, 2000. This recent growth has placed, and our anticipated growth in future operations will continue to place, significant demands on our management, and strain our operational, financial and technological resources. We expect that further expansion of our operations will be required to successfully implement our business strategy, including the continued enhancement of our product and service offerings and the potential consummation of additional strategic acquisitions. In order to manage our growth effectively, we must continue to improve our operational, management and financial systems, procedures, and controls on a timely basis. If we fail to manage our growth effectively, our business could be materially and adversely affected.

We could be liable for events that occur at facilities that we use to provide our services, and a liability claim against us could aversely affect our reputation and our financial results.

          We could become liable for the actions of instructors and other personnel at the facilities we use to provide our classroom-based services. In the event of on-site accidents, injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injuries. Although we maintain liability insurance, this insurance coverage may not be adequate to protect us fully from these claims. In addition, we may not be able to obtain liability insurance in the future at reasonable prices or at all. A successful liability claim could adversely affect our reputation and our financial results. Even if unsuccessful, such a claim could cause unfavorable publicity, entail substantial expense and divert the time and attention of key management personnel.

If we experience system failures, our reputation may be harmed and users may seek alternate service providers causing us to lose revenue.

          If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Substantially all of the computer hardware necessary for our online operations is currently located at our headquarters in New York, New York. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. We do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems.

          In addition, the system failures of third party Internet service providers could produce interruptions in our service for those users who access our services through these third party providers. Service interruptions could reduce our revenue and our future revenue will be harmed if our users believe that our system is unreliable.

If our systems are unable to accommodate a high volume of traffic on our web site, the growth of our revenue could be reduced or limited.

          If use of our web site infrastructure increases beyond our capacity, customers may experience delays and interruptions in service. As a result, they may seek the products and services of our competitors and the growth of our revenue could be reduced or limited. Because we seek to generate a high volume of traffic and accommodate a large number of customers on our web site, the satisfactory performance, reliability and availability of our web site, processing systems and network infrastructure are critical to our reputation and our ability to serve our customers. If use of our web site continues to increase, we will need to expand and upgrade our technology, transaction processing systems and network infrastructure. While slower response times have not had a material effect on our results of operations to date, our web sites have in the past and may in the future experience slower response times due to increased traffic.

Future regulations or the interpretation of existing laws pertaining to the Internet could decrease the demand for our products or increase the cost of doing business.

          Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business. We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services. In particular, we must comply with the Children’s Online Privacy Protection Act, which, as implemented, mandates that we obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Future laws or regulations may relate to information retrieved from or transmitted over the Internet, consumer protection, online content, user privacy, taxation and the quality of products and services. Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

We may be liable for invasion of privacy or misappropriation by others of our users’ information, which could adversely affect our reputation and financial results.

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

          Our common stock has been publicly traded only since June, 2001. Since our initial public offering, the market price of our common stock has been volatile, and it may continue to be volatile as a result of one or more of the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	loss of a major customer or failure to complete significant transactions;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in market valuations of similar companies;

•	the discussion of our company or stock price in online investor communities such as chat rooms;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

          In addition, the market prices of the securities of Internet-related companies have been volatile, and have experienced fluctuations that often have been unrelated to or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our stock. In the past, securities class action lawsuits alleging fraud have often been filed against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar lawsuits. If a lawsuit were to be filed against us, it could result in substantial costs and the diversion of our management’s attention and resources, which could seriously harm our financial results or result in a decline in the market price of our common stock. Declines in the market price of our common stock could also harm employee morale and retention, our ability to attract qualified employees and our access to capital.

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

          Certain provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for another company to acquire us, even if a takeover would benefit our stockholders. The provisions in our corporate documents:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares, making a takeover more difficult and expensive;

•	establish a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

          As of March 9, 2004, our present directors and executive officers and their affiliates beneficially owned approximately 38% of our outstanding common stock. In particular, John S. Katzman, our Chief Executive Officer, beneficially owned approximately 34% of our outstanding common stock. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

Executive Officers

          The following table sets forth information with respect to our executive officers as of March 9, 2004.

Name	Age	Position

John S. Katzman	44	Chairman and Chief Executive Officer
Mark Chernis	37	President, Chief Operating Officer and Secretary
Stephen Melvin	52	Chief Financial Officer and Treasurer
Stephen Quattrociocchi	41	Executive Vice President, Test Preparation Services Division
Linda Nessim-Rubin	36	Executive Vice President, Communications
Bruce Task	53	Executive Vice President, Princeton Review Ventures
Steven Hodas	44	Executive Vice President, Strategic Development
Robert L. Cohen	38	Executive Vice President, General Manager K-12 Services Division
Young J. Shin	37	Executive Vice President, General Manager Admissions Services Division
Curtis Brown	40	Senior Vice President, Chief Technical Officer

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

          Young J. Shin, Executive Vice-President, General Manager Admissions Services Division, joined us in February 2003. From October 2002 to February 2003, Mr. Shin served as the Chief Executive Officer of eduAdvisors, LLC, an education marketing company. In 1995, Mr. Shin co-founded Embark.com, Inc., a provider of online college and graduate school information and application services, the assets of which we acquired in October 2001. Mr. Shin served as Embark’s Chairman of the Board from 1995 until February 2003, as Embark’s Chief Technology Officer from 2000 to 2001 and its President and Chief Executive Officer from 1995 to 2000. From 1991 to 1994, Mr. Shin was a Technical Specialist and Consulting Practice Manager at Seer Technologies, Inc. a computer aided software company. Mr. Shin received a BS from Massachusetts Institute of Technology and a BS from Massachusetts Institute of Technology’s Sloan School of Management.

          Curtis Brown, Senior Vice-President, Chief Technology Officer, joined us in July 2002. From 2000 to 2002, Mr. Brown served as Chief Technology Officer of Oxygen Media, Inc., a cable television, Internet and media company. From 1999 to 2000, Mr. Brown served as Chief Technology Officer of SkyMall, Inc., a specialty retailer that sells products via in-flight catalogues and an e-commerce web site. From 1994 to 1999, Mr. Brown served as Senior Technical Director of N2K/CDnow, Inc., a company that promotes, markets and sells music on the Internet. Mr. Brown received a BA from New York University.

Item 2.  Properties

          Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on August 31, 2010. As of December 31, 2003, we also leased an aggregate of approximately 233,000 square feet of office space for additional operations in New York, New York and our 36 regional offices located in Alabama, Arizona, California, Georgia, Hawaii, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Texas, Washington, Washington D.C. and Canada.

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

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

          Price Range of Common Stock

          Our common stock trades on the Nasdaq National Market under the symbol “REVU.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

Fiscal Year 2002:	High	Low

First Quarter	$9.41	$6.70
Second Quarter	10.15	6.81
Third Quarter	9.00	4.75
Fourth Quarter	6.54	4.80

Fiscal Year 2003:	High	Low

First Quarter	$5.61	$3.96
Second Quarter	6.70	3.95
Third Quarter	7.90	5.78
Fourth Quarter	10.65	6.41

          As of March 9, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $8.60 per share. As of March 9, 2004, there were 83 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

          Securities Authorized for Issuance Under Equity Compensation Plans

          As of December 31, 2003, the following securities were authorized for issuance under our 2000 Stock Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Stock Incentive Plan	2,548,063	$6.96	956,544

Item 6.  Selected Consolidated Financial Data

          The consolidated statement of operations data for each of the years ended December 31, 2003, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003 and 2002 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

          As more fully described in Note 13 to our consolidated financial statements, beginning January 1, 2003, we changed our segment reporting for book revenues (and related expenses) we receive from Random House.  Accordingly, the operating results shown below reflect this new reporting structure and all prior period results have been restated to reflect this reclassification.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$71,719	$67,930	$55,340	$35,390	$31,854
K-12 Services	21,525	10,066	6,885	5,926	5,527
Admissions Services	11,218	11,240	6,890	2,563	2,922

Total revenue	104,462	89,236	69,115	43,879	40,303

Cost of revenue
Test Preparation Services	21,906	19,645	17,608	11,807	9,995
K-12 Services	8,328	3,533	2,482	1,244	2,180
Admissions Services	2,836	2,888	1,653	413	995

Total cost of revenue	33,070	26,066	21,743	13,464	13,170

Gross profit	71,392	63,170	47,372	30,415	27,133

Operating expenses
Selling, general and administrative	64,537	64,353	60,993	55,634	29,693
Loss on early extinguishment of debt	—	—	3,130	—	—
Impairment of investment	—	344	—	—	—

Total operating expenses	64,537	64,697	64,123	55,634	29,693

Income (loss) from operations	6,855	(1,527)	(16,751)	(25,219)	(2,560)
Gain on distribution/sale of securities and other assets.	—	—	—	7,597	1,049
Net income (loss)	4,309	(1,090)	(10,334)	(8,172)	(2,044)

Accreted dividends on Series A redeemable preferred stock	—	—	(2,309)	(3,504)	—
Accreted dividends on Class B non-voting common stock	—	—	(1,956)	(3,409)	(5,667)

Net income (loss) attributed to common stockholders	$4,309	$(1,090)	$(14,599)	$(15,085)	$(7,711)

Basic income (loss) per share	$0.16	$(0.04)	$(0.68)	$(1.07)	$(0.74)

Diluted income (loss) per share	$0.16	$(0.04)	$(0.68)	$(1.07)	$(0.74)

Weighted average shares used in computing net income (loss) per share
Basic	27,306	27,239	21,383	14,075	10,404

Diluted	27,467	27,239	21,383	14,075	10,404

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,937	$11,963	$21,935	$4,874	$2,658
Total assets	121,697	112,116	111,833	58,575	53,698
Long-term debt, net of current portion	5,710	5,656	6,830	560	538
Series A redeemable convertible preferred stock	—	—	—	29,202	—
Class B redeemable non-voting common stock	—	—	—	20,572	10,376
Stockholders’ equity (deficit)	84,467	79,298	80,233	(14,836)	23,405

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

          We develop, market and sell integrated classroom-based, print and online products and services to students, parents, educators and educational institutions. We operate our businesses through three divisions. Our Test Preparation Services division provides classroom-based and Princeton Review Online test preparation courses and tutoring and admissions counseling services and receives royalties from our independent franchisees who provide classroom-based courses under the Princeton Review brand. Our K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and face-to-face instruction. Our Admissions Services division sells our web-based admissions and application management products to educational institutions and operates our Princetonreview.com web site. Each of our divisions also authors numerous print titles in its area of expertise, which are published primarily by Random House.

          Historically, we have derived the majority of our revenue from the services provided by our Test Preparation Services division, which accounted for approximately 69% of our revenue in 2003. Over the past several years, we invested heavily in our newer lines of business, including our K-12 Services division and our web-based admissions services offerings, as well as in complementing our traditional test preparation products with online options. Primarily as a result of this investment, we have incurred losses from continuing operations and net losses in two out of the last three years. However, as revenue from our newer businesses has grown, we returned to profitability and were profitable for the year ended December 31, 2003. During this period, the percentage of our revenue derived from our newer businesses has also increased from 19% in 2001 to 30% in 2003. In order to sustain and increase profitability we will need to continue to grow the percentage of revenue we derive from these newer businesses, while effectively controlling costs.

          As more fully described in Note 13 to our consolidated financial statements, beginning January 1, 2003, we changed our segment reporting for book revenues (and related expenses) we receive from Random House.  Accordingly, the operating results contained in this Form 10-K, including the period-to-period comparisons contained in this section, are reported using this new reporting structure and all prior period results have been restated to reflect this reclassification.

Revenue

          Test Preparation Services. The Test Preparation Services division derives revenue primarily from:

•

classroom-based and online test preparation courses and tutoring services, which consists of tuition and fees paid to our company-operated sites. We recognize revenue from tuition paid for our courses over the life of the course, which is usually from five to 10 weeks depending on the course type. Tutoring revenue is based on an hourly fee and is recognized as the services are delivered. Course and tutoring revenue represented approximately 62% of our total revenue in 2003.

•

royalty fees paid to us by our independent franchisees. These royalties are 8% of all cash receipts collected by our franchisees for all test preparation and tutoring services performed by them under the Princeton Review name. Our franchise contracts have an average term of 10 years and automatically renew with the payment of a renewal fee and satisfaction by the franchisees of requirements for renewal. Royalties received from franchisees also include a per student fee paid by our franchisees for use by their students of our online supplemental course tools. Starting in July 2001, we began consolidating in our financial results the advertising fund contributed to by us and our franchisees, and, therefore, royalties now also include a fee of 2% of the franchisees’ cash receipts for contribution to the advertising fund. For a description of the advertising fund, see Note 8 to our consolidated financial statements. We recognize revenue from franchise royalties on a monthly basis. This revenue represented approximately 4% of our total revenue in 2003.

•

sales of course and marketing materials and other products to our independent franchisees. This revenue is recognized upon the transfer of title to our customers, which occurs on the shipment dates of these materials. This revenue represented approximately 1% of our total revenue in 2003.

•

authoring books published by Random House and providing content for software. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books and software. We recognize these fees based on sales of the books and software when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 2% of our total revenue in 2003.

K-12 Services. The K-12 Services division derives revenue from the services we provide to primary and secondary schools and school districts and from our work with McGraw-Hill.

          Revenue from the services we provide to schools and school districts is derived from:

•	fees for training and professional development for schoolteachers and administrators, which we recognize in the period that the services are provided;

•	fees for classroom instruction, principally during after school K-12 programs, which we recognize over the period the courses are delivered;

•	fees for paper-based and online benchmark testing, which we recognize over the period the services are delivered;

•	sales of printed materials, which we recognize when the materials are delivered; and

•	annual subscription fees for the Homeroom subscription service, recognized by us ratably over the life of the subscription period, which is typically one or two years.

          The revenue we earned from the above services we provided to schools and school districts represented approximately 18% of our total revenue in 2003.

          Revenue from authoring books published by Random House

          This revenue consists of performance-based fees, including royalties and marketing fees from sales of books.  We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented less than 1% of our total revenue in 2003.

          Revenue from McGraw-Hill

          Under an agreement with McGraw-Hill that expired in September, 2003, our K-12 Services division developed content and provided editorial services to McGraw-Hill educational publishing units. We authored workbooks and textbook questions for McGraw-Hill designed to correspond to the material covered by various state-mandated assessments. We also provided editorial review of McGraw-Hill educational materials to ensure that sample test questions and other testing information were accurate and aligned with state or national standards.  Revenue from our agreement with McGraw-Hill was derived from the following sources, of which only the royalties continue beyond the termination of this agreement:

•	royalties for Princeton Review branded content that we provided for their textbooks, which we recognize based on sales reported by McGraw-Hill;

•	an annual fee for the use of the Princeton Review trademark on materials published by McGraw-Hill, which we recognized pro rata over the entire year; and

•	development fees for the production of workbook manuscripts, which we recognized as the products were delivered.

          Revenue from our contract with McGraw-Hill represented approximately 2% of our total revenue in 2003.

Admissions Services. The Admissions Services division derives revenue from:

•

web-based subscription, application and marketing fees. These fees consist of annual subscription fees and application processing fees paid to us by academic institutions for our online application and management products, annual subscription fees paid to us by secondary schools for our ECOS product, and annual marketing fees paid to us by academic institutions to promote their programs on our web site and in our publications. We recognize the subscription and marketing fees over the contract period, which is typically one or two years. We recognize the application processing fees in the month that the relevant applications are submitted. This revenue represented approximately 10% of our total revenue in 2003.

•

authoring books published by Random House.  This revenue consists of performance-based fees, including royalties and marketing fees from sales of books.  We recognize these fees based on sales of the books when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 1% of our total revenue in 2003.

•

sales of advertising and sponsorships to businesses and schools wishing to promote their products, services and programs on our web site. Advertising and sponsorship revenue is recognized each month based on contractual terms. This revenue represented approximately 1% of our total revenue in 2003.

Cost of Revenue

          Test Preparation Services. Cost of revenue consists of course expenses of our company-owned operations, cost of course materials sold and the costs to author, develop, edit and produce content for books and software. Course expenses consist of costs incurred to deliver test preparation courses, tutoring and admissions counseling services, including rent of classroom space, teacher salaries, credit card fees, and costs of course materials purchased from third party vendors. Costs of materials sold are comprised of the costs to manufacture and distribute the course and marketing materials and other products. The largest components of cost of revenue in our Test Preparation Services division are rent of classroom space and teacher salaries, which together accounted for approximately 67% of the cost of revenue of this division in 2003. Also included in cost of revenue is a royalty we pay to our franchisees in exchange for allowing us to offer our Princeton Review Online courses within their territories. This royalty is calculated as 15% of our revenue from Princeton Review Online courses provided to students residing within our franchisee’s territories, net of certain administrative expenses.

          K-12 Services. Cost of revenue consists of costs to provide training, professional development and after school programs, author and produce workbooks, develop content for textbooks and our Homeroom subscription service and author, develop and edit our books. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products.  Additionally, cost of revenue includes question pool development costs, which are amortized over a seven-year period.

          Admissions Services. Cost of revenue includes the costs to author, develop and edit our books and the admissions services section of our web site. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products. Cost of revenue also includes the costs to build and maintain our web-based products and the commissions related to the sale of those products, which are recognized over the contract period, and credit card fees incurred in connection with processing student applications, which are recognized in the month the applications are processed.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses include payroll and payroll related expenses, advertising expenses and office facility expenses, including rent, utilities, telephone and miscellaneous expenditures, which collectively represented approximately 75% of our total selling, general and administrative expenses in 2003. Selling, general and administrative expenses also include costs associated with national advertising campaigns that benefit our company-owned locations as well as our independent franchisees.  Finally, the remaining major components of selling, general and administrative expenses include professional fees, travel and entertainment and depreciation and amortization.

Income Taxes

          We recorded an income tax expense of $3.2 million for 2003 and an income tax benefit of $736,000 for 2002 and $7.9 million for 2001. Our effective income tax rate was 42% for 2003, 40% for 2002 and 43% for 2001.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

          Revenue

          Our total revenue increased from $89.2 million in 2002 to $104.5 million in 2003, representing a 17% increase.

          Test Preparation Services revenue increased from $67.9 million in 2002 to $71.7 million in 2003, representing a 6% increase, comprised primarily of an increase of approximately $4.7 million in revenue from our company-owned operations.  The increased revenue from company-owned operations resulted from an increase of approximately $1.3 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of St. Louis, in October 2002 and Princeton Review of North Carolina, in July 2003, and an increase of approximately $3.4 million at our other locations. Of the $3.4 million increase at our other locations approximately $5.0 million is attributable to enrollment increases, which was partially offset by decreases in average prices for courses.  The increase was also partially offset by the absence in 2003 of approximately $700,000 in revenue related to the development of a U.S. Army web site recorded in 2002.

          K-12 Services revenue increased from $10.1 million in 2002 to $21.5 million in 2003 representing a 114% increase. This increase resulted primarily from an increase of approximately $13.4 million in revenue from schools, including several large school districts, for professional development, printed materials, benchmark testing, after school supplemental programs and Homeroom subscriptions.  These increases were partially offset by a decrease of approximately $2.0 million in workbook development fees and royalties from McGraw-Hill.

          Admissions Services revenue remained at the same level of  $11.2 million in 2002 and 2003.  The revenue from advertising fees from non-school customers decreased by approximately $929,000 and this was offset by increases in fees from post secondary institutions.

          Cost of Revenue

          Our total cost of revenue increased from $26.1 million in 2002 to $33.1 million in 2003, representing a 27% increase.

          Test Preparation Services cost of revenue increased from $19.6 million in 2002 to $21.9 million in 2003, representing a 12% increase. This increase resulted primarily from the following: An increase of approximately $424,000 in costs associated with the operation of the businesses acquired from Princeton Review of St. Louis and Princeton Review of North Carolina; an approximately $1.3 million increase in teacher pay due to salary increases and an increased number of classes; and an increase of approximately $550,000 in facility rental expense resulting from additional classes.

          K-12 Services cost of revenue increased from $3.5 million in 2002 to $8.3 million in 2003, representing a 136% increase. This increase is primarily attributable to an increase in costs of approximately $4.8 million incurred to service the school contracts for professional development, printed materials, benchmark testing, after school supplemental programs and Homeroom subscriptions.

          Admissions Services cost of revenue decreased from $2.9 million in 2002 to $2.8 million in 2003, representing a 2% decrease.  The decrease is primarily attributable to a decrease of approximately $629,000 in web site development expenses, which was partially offset by increases in commissions expense and costs to produce books published by Random House.

     Operating Expenses

          Selling, general and administrative expenses increased from $64.4 million in 2002 to $64.5 million in 2003, representing a 0.3% increase.  This increase resulted from the following:

•	an increase of approximately $1.8 million in salaries and payroll taxes;
•	an increase of approximately $1.3 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees; and
•	an increase of approximately $281,000 in professional services fees.

These increases were mostly offset by:

•	a decrease of approximately $1.6 million in web site technology and development expenses;
•	a decrease of approximately $1.4 million in advertising and marketing expenses; and
•	a decrease of approximately $275,000 in bad debt expense.

Other Income (expense)

          Our other income increased from $325,000 in 2002 to $1.2 million in 2003, representing a 274% increase.  During December 2003, we sold preferred stock in, and certain contractual rights with, Tutor.com for $1 million.

Comparison of Years Ended December 31, 2002 and 2001

Revenue

          Our total revenue increased from $69.1 million in 2001 to $89.2 million in 2002, representing a 29% increase.

          Test Preparation Services revenue increased from $55.3 million in 2001 to $67.9 million in 2002, representing a 23% increase, comprised primarily of an increase of approximately $11.2 million in revenue from our company-owned operations and an increase of approximately $1.0 million in royalties from independent franchisees. The increased revenue from company-owned operations resulted from an increase of approximately $6.8 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Princeton Review Peninsula Inc., and T.S.T.S., Inc. in 2001, and an increase of approximately $4.4 million at our other locations. Of the $4.4 million increase at our other locations, approximately $3.7 million is attributable to enrollment increases and approximately $700,000 is attributable to average price increases.

          K-12 Services revenue increased from $6.9 million in 2001 to $10.1 million in 2002 representing a 46% increase. This increase resulted primarily from an increase of approximately $3.1 million in revenue from schools for Homeroom subscriptions, printed materials, professional development and after school supplemental programs.

          Admissions Services revenue increased from $6.9 million in 2001 to $11.2 million in 2002, representing a 63% increase. This increase resulted primarily from an increase of approximately $4.0 million in web-based subscription, application and marketing fees, principally attributable to our acquisition of the business of Embark.

Cost of Revenue

          Our total cost of revenue increased from $21.7 million in 2001 to $26.1 million in 2002, representing a 20% increase.

          Test Preparation Services cost of revenue increased from $17.6 million in 2001 to $19.6 million in 2002, representing a 12% increase. This increase resulted primarily from an increase of approximately $1.6 million in costs associated with the operation of the businesses acquired from Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula and T.S.T.S. during 2001, as well as increased costs to service the higher revenue base on the previously owned operations. The increased costs to service the higher revenue base of the company-owned operations was offset by a decrease of approximately $400,000 in royalty expenses due to the consolidation of our advertising fund in July 2001.

          K-12 Services cost of revenue increased from $2.5 million in 2001 to $3.5 million in 2002, representing a 42% increase. This increase is primarily attributable to an increase in costs of approximately $1.5 million incurred to service school contracts. This increase was partially offset by a decrease of approximately $492,000 in costs associated with our content sales to McGraw-Hill and other non-school customers.

          Admissions Services cost of revenue increased from $1.7 million in 2001 to $2.9 million in 2002, representing a 75% increase. Approximately $1.1 million of this increase is attributable to the cost of providing web-based subscription and application services relating to products acquired from Embark.

Operating Expenses

          Selling, General and Administrative. Selling, general and administrative expenses increased from $61.0 million in 2001 to $64.4 million in 2002, representing a 6% increase. This increase resulted primarily from an increase of approximately $2.4 million incurred as a result of our acquisitions of the businesses of our former franchisees, an increase of approximately $1.5 million incurred as a result of our acquisition of the business of Embark and the following, which exclude expenses relating to the foregoing acquired businesses:

•	an increase of approximately $1.2 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;
•	an increase of approximately $750,000 in reserves for bad debt related to certain K-12 and Admissions Services customers;
•	an increase of approximately $570,000 in Web site technology and development expenses; and
•	an increase of approximately $530,000 in professional fees.

These increases were partially offset by the following:

•	a decrease of approximately $1.3 million in advertising and marketing expenses; and
•

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

Liquidity and Capital Resources

          Our current primary sources of liquidity are cash and cash equivalents and cash flow from operations. At December 31, 2003, we had approximately $13.9 million of cash and cash equivalents. In April 2000, we received approximately $27.3 million in gross proceeds from the sale of our Series A preferred stock. In June 2001, we completed our initial public offering, selling 5,400,000 shares of common stock at $11.00 per share. The initial public offering resulted in proceeds to the company of approximately $51.9 million, net of underwriters’ commissions and other expenses associated with the offering. A large portion of the proceeds from our sale of Series A preferred stock and initial public offering was used to fund the launch and expansion of our newer, primarily web-based, businesses. Primarily as a result of our investment in these newer businesses, we have incurred significant operating losses over the last several years. However, in 2003 we returned to profitability on an annual basis and expect to be profitable for the year as a whole in 2004. Accordingly, we believe that current cash and cash equivalents and cash generated from operations, will be sufficient to fund our operations for at least the next 12 months.

          Net cash provided by operating activities during 2003 was $9.2 million, resulting primarily from income from operations and after adjusting for depreciation, amortization and other working capital items. Net cash used in investing activities during 2003 was $5.8 million, resulting primarily from capital expenditures for equipment, leasehold improvements and software development costs. Net cash used in financing activities during 2003 was $1.3 million, resulting primarily from payments made under our loan with Comdisco, Inc.

          Net cash provided by operating activities during 2002 was $567,000, resulting primarily from a smaller loss from operations and after adjusting for depreciation, amortization and other working capital items. Net cash used in investing activities during 2002 was $8.9 million, resulting primarily from capital expenditures for equipment, leasehold improvements and software development costs. Net cash used in financing activities during 2002 was $1.6 million, resulting primarily from payments made under our loan with Comdisco, Inc.

          Net cash used in operating activities during 2001 was $6.9 million, resulting primarily from the net loss from operations. Net cash used in investing activities during 2001 was $24.0 million, resulting primarily from our acquisition of the operations of our former franchisees. Net cash provided by financing activities during 2001 was $48.0 million, resulting primarily from the proceeds from our initial public offering.

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

          On October 1, 2001, we entered into a loan agreement with Comdisco, Inc., under which we assumed $3,400,000 of debt as part of our acquisition of Embark’s business. Amounts outstanding under the loan agreement bore interest at an annual rate of 6.25%. In accordance with the terms of this loan, all amounts outstanding thereunder were fully repaid by October 1, 2003.

          On October 18, 2002, we issued a note for approximately $470,000 to the sellers of the business of The Princeton Review of St. Louis, Inc. as part of the purchase price we paid for these assets. This note is payable in two annual installments of approximately $250,000 each, including interest which is imputed at the rate of 4.8% per year.

          On July 11, 2003, and November 13, 2003 we issued notes for approximately $760,000 and $208,000, respectively, including imputed interest at the rate of 5% per year, to the sellers of the business of Princeton Review of North Carolina, Inc. as part of the purchase price we paid for this company. Both notes are payable starting in 2004.

          We may also seek to obtain one or more credit facilities to provide an added source of liquidity and possibly finance a portion of the purchase price of any future acquisitions that we may make.

          As of December 31, 2003 our principal capital commitments consisted of obligations outstanding under our long-term office and classroom leases, obligations under the promissory notes described above and several capital leases of computer equipment. As of December 31, 2003, we operated from leased premises in New York, Alabama, Arizona, California, Georgia, Hawaii, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Washington, Washington D.C., and Canada.

          We have recorded a net deferred tax asset of approximately $16.7 million as of December 31, 2003.  As of December 31, 2003, we have a net operating loss carryforward totaling approximately $42.9 million which expires in the years 2020 through 2023, and other timing differences which will be available to offset regular taxable income during the carryforward period. We believe that the deferred tax benefit amount will more likely than not be recognized during these periods.

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

Contractual Obligations and Commercial Commitments

          The following table summarizes our contractual obligations set forth therein as of December 31, 2003.

	Payments due by period

	($ in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$6.1	$0.9	$3.4	$1.2	$0.6
Capital Lease Obligations	0.9	0.4	0.5	—	—
Operating Lease Obligations	25.4	5.0	12.1	5.7	2.6
Purchase Obligations (1)	9.7	4.9	4.8	—	—
Total	42.1	11.2	20.8	6.9	3.2

(1)	Purchase obligations includes payments under employment agreements, equipment and automobile leases and other commitments to purchase goods and services.

Adoption of New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We have performed the required tests of goodwill and indefinite lived intangible assets and, based on the results, have not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142. Our 2001 results do not reflect the provisions of SFAS No. 142. Had we adopted SFAS No. 142 on January 1, 2001 and ceased to amortize goodwill and territorial marketing rights at such date, our historical net loss and basic and diluted net loss per share would have been as follows:

Year Ended December 31, 2001

(in thousands, except per share data)
Reported net loss	$(14,599)
Goodwill amortization, net of tax	806
Territorial marketing rights amortization, net of tax	66

Adjusted net loss	$(13,727)

Reported basic and diluted net loss per share	$(0.68)
Goodwill amortization	0.04
Territorial marketing rights amortization	0.00

Adjusted basic and diluted net loss per share	$(0.64)

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

          In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. We recognize revenue in accordance with EITF 00-21.

          In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46’’). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE’’) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R’’) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have any arrangements with variable interest entities that require consolidation of their financial information into our financial statements. FIN 46 is not expected to have a material impact on our financial statements or liquidity.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of a company’s first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity, in which case SFAS No. 150 shall be effective for existing or new contracts for periods beginning after December 15, 2003. We do not expect the adoption of SFAS No. 150 to have any impact on our financial position or results of operations.

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

          Accounts Receivable. We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We review our aged receivables monthly. This review includes discussions with our customers and their account representatives, the customers’ payment history and other factors. Based on these reviews we may increase or decrease our allowance for bad debt if we determine there is a change in the collectability of our accounts receivable.

          Goodwill. In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review for the reporting units that have substantially all of our recognized goodwill. According to our accounting policy, we also performed an annual review during the fourth quarter of 2002 and 2003, and found no impairment. We will perform a similar review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses. We may incur charges for impairment of goodwill in the future if our Admissions Services division’s products fail to gain expected market acceptance or if we fail to achieve our assumed revenue growth.

          Non-Marketable Equity Securities. Our ability to recover our investments in private, non-marketable equity securities and to earn a return on these investments is primarily dependent on how successfully these companies are able to execute their business plans and how well their products are accepted, as well as their ability to obtain funding to continue operations and to grow. In the equity market environment of recent periods, their ability to obtain additional funding as well as to take advantage of liquidity events, such as initial public offerings, mergers and private sales, has been significantly constrained.

          Under our accounting policy, the carrying value of a non-marketable investment is the amount paid for the investment unless it has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The impairment analysis for non-marketable securities requires significant judgment. This analysis includes assessment of each investee’s financial condition, its projected results and cash flows, the business outlook for its products and technology, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or other parties. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is other than temporarily impaired. During 2002, we recorded impairments of non-marketable equity investments of $344,000. No impairment was recorded in 2003.

          Long-Lived Assets. We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

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

          We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of December 31, 2003, we believe that all of our recorded deferred tax assets will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that the recovery is not probable.

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

          Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Auditors

To the Board of Directors and Stockholders of
The Princeton Review, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of The Princeton Review, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and redeemable stock and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ ERNST & YOUNG LLP

New York, New York
February 27, 2004

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$13,937	$11,963
Accounts receivable, net of allowance of $302 in 2003 and $527 in 2002	17,394	11,301
Accounts receivable-related parties	2,822	2,304
Notes receivable	—	717
Other receivables ($1,017 in 2003 and $1,255 in 2002 from related parties)	1,045	1,273
Prepaid expenses	2,028	1,238
Securities, available for sale	8	31
Other assets	3,331	1,954

Total current assets	40,565	30,781
Furniture, fixtures, equipment and software development, net	11,808	11,353
Franchise costs, net of accumulated amortization of $175 in 2003 and $139 in 2002	107	144
Publishing rights, net of accumulated amortization of $611 in 2003 and $538 in 2002	1,150	1,223
Deferred income taxes	15,812	18,599
Investment in affiliates	387	420
Territorial marketing rights	1,481	1,481
Goodwill	39,580	38,157
Other assets ($1,196 in 2003 and $1,117 in 2002 of loans to officers)	10,807	9,958

Total assets	$121,697	$112,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,575	$6,284
Accrued expenses ($195 in 2003 and $156 in 2002 for related parties)	5,522	4,857
Current maturities of long-term debt	1,318	1,866
Deferred income	12,879	12,579
Book advances ($48 in 2003 and $34 in 2002 from related parties)	48	610

Total current liabilities	30,342	26,196

Deferred rent	1,178	966
Long-term debt	5,710	5,656
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,385,273 and 27,261,085 issued and outstanding at December 31, 2003 and 2002, respectively	274	273
Additional paid-in capital	114,829	113,972
Accumulated deficit	(30,261)	(34,570)
Accumulated other comprehensive loss	(375)	(377)

Total stockholders equity	84,467	79,298

Total liabilities and stockholders’ equity	$121,697	$112,116

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Revenue
Test Preparation Services	$71,719	$67,930	$55,340
K-12 Services	21,525	10,066	6,885
Admissions Services	11,218	11,240	6,890

Total revenue	104,462	89,236	69,115

Cost of revenue
Test Preparation Services	21,906	19,645	17,608
K-12 Services	8,328	3,533	2,482
Admissions Services	2,836	2,888	1,653

Total cost of revenue	33,070	26,066	21,743
Gross profit	71,392	63,170	47,372

Operating expenses
Selling, general and administrative	64,537	64,353	60,993
Loss on early extinguishment of debt	—	—	3,130
Impairment of investment	—	344	—

Total operating expenses	64,537	64,697	64,123

Income (loss) from operations	6,855	(1,527)	(16,751)
Interest expense	(607)	(624)	(2,043)
Other income	1,217	325	536

Income (loss) before (provision) benefit for income taxes	7,465	(1,826)	(18,258)
(Provision) benefit for income taxes	(3,156)	736	7,924

Net income (loss)	4,309	(1,090)	(10,334)
Accreted dividends on Series A redeemable preferred stock	—	—	(2,309)
Accreted dividends on Class B non-voting common stock	—	—	(1,956)

Net income (loss) attributed to common stockholders	$4,309	$(1,090)	$(14,599)

Basic income (loss) per share	$0.16	$(0.04)	$(0.68)

Diluted income (loss) per share	$0.16	$(0.04)	$(0.68)

Weighted average shares used in computing net income (loss) per share
Basic	27,306	27,239	21,383

Diluted	27,467	27,239	21,383

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Stock
(in thousands)

Redeemable Stock

	Series A Redeemable Convertible Preferred Stock		Class B Redeemable Non-voting Common Stock

	Shares	Amount	Shares	Amount

Balance at December 31, 2000	3,749	29,201	2,737	20,571
Accretion of issuance costs related to Series A redeemable preferred stock	—	160	—	—
Accreted dividends on Series A redeemable preferred stock	—	2,309	—	—
Conversion of Class A common to common stock resulting from initial public offering	—	—	—	—
Conversion of Series A redeemable preferred to common stock resulting from initial public offering	(3,749)	(31,670)	—	—
Accreted dividends on Class B non-voting common stock	—	—	—	1,956
Deferred compensation	—	—	—	59
Conversion of Class B common to common stock resulting from initial public offering	—	—	(2,737)	(22,586)
Net proceeds from sale of common stock resulting from initial public offering	—	—	—	—
Adjustment to warrants value resulting from initial public offering	—	—	—	—
Warrants issued in connection with legal settlement	—	—	—	—
Issuance of shares related to exercise of warrants	—	—	—	—
Exercise of stock options	—	—	—	—
Shares issued in connection with acquisition	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—
Foreign currency gain/loss	—	—	—	—
Unrealized gain on securities, net of applicable income tax expense of $418	—	—	—	—
Comprehensive loss

Balance at December 31, 2001	—	—	—	—
Exercise of stock options
Stock based compensation
Shares issued in connection with acquisition
Comprehensive loss
Net loss
Foreign Currency gain/loss
Unrealized gain on securities, net of applicable income tax expense of $420
Comprehensive loss

Balance at December 31, 2002	—	$—	—	$—
Exercise of stock options, including income tax benefit of $125
Stock based compensation
Comprehensive income
Net Income
Foreign currency gain/loss
Unrealized gain on securities, net of applicable income tax expense of $10
Comprehensive income

Balance at December 31, 2003	—	$—	—	$—

	Stockholders’ Equity (Deficit)

	Capital Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Total Stockholders’ Equity (Deficit)

	Class A Common Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at December 31, 2000	12,562	126	—	—	1,907	(18,881)	2,113	(101)	(14,836)
Accretion of issuance costs related to Series A redeemable preferred stock	—	—	—	—	(160)	—	—	—	(160)
Accreted dividends on Series A redeemable preferred stock	—	—	—	—	—	(2,309)	—	—	(2,309)
Conversion of Class A common to common stock resulting from initial public offering	(12,562)	(126)	12,562	126	—	—	—	—	—
Conversion of Series A redeemable preferred to common stock resulting from initial public offering	—	—	5,342	53	31,617	—	—	—	31,670
Accreted dividends on Class B non-voting common stock	—	—	—	—	—	(1,956)	—	—	(1,956)
Deferred compensation	—	—	—	—	81	—	—	101	182
Conversion of Class B common to common stock resulting from initial public offering	—	—	2,737	27	22,559	—	—	—	22,586
Net proceeds from sale of common stock resulting from initial public offering	—	—	5,400	54	51,806	—	—	—	51,860
Adjustment to warrants value resulting from initial public offering	—	—	—	—	(250)	—	—	—	(250)
Warrants issued in connection with legal settlement	—	—	—	—	300	—	—	—	300
Issuance of shares related to exercise of warrants	—	—	250	3	—	—	—	—	3
Exercise of stock options	—	—	9	—	25	—	—	—	25
Shares issued in connection with acquisition	—	—	875	9	5,206	—	—	—	5,215
Comprehensive loss
Net loss	—	—	—	—	—	(10,334)	—	—	(10,334)
Foreign currency gain/loss	—	—	—	—	—	—	(208)	—	(208)
Unrealized gain on securities, net of applicable income tax expense of $418	—	—	—	—	—	—	(1,555)	—	(1,555)
Comprehensive loss									(12,097)

Balance at December 31, 2001	—	—	27,175	272	113,091	(33,480)	350	—	80,233
Exercise of stock options			40	—	266				266
Stock based compensation					256				256
Shares issued in connection with acquisition			46	1	359				360
Comprehensive loss
Net loss						(1,090)			(1,090)
Foreign Currency gain/loss							(176)		(176)
Unrealized gain on securities, net of applicable income tax expense of $420							(551)		(551)
Comprehensive loss									(1,817)

Balance at December 31, 2002	—	$—	27,261	$273	$113,972	$(34,570)	$(377)	$—	$79,298
Exercise of stock options, including income tax benefit of $125			124	1	706				707
Stock based compensation					151				151
Comprehensive income
Net Income						4,309			4,309
Foreign currency gain/loss							15		15
Unrealized gain on securities, net of applicable income tax expense of $10							(13)		(13)
Comprehensive income									4,311

Balance at December 31, 2003	—	$—	27,385	$274	$114,829	$(30,261)	$(375)	$—	$84,467

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,309	$(1,090)	$(10,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,664	1,801	1,233
Amortization	4,373	4,468	5,246
Impairment of investment	—	344	—
Noncash interest expense	54	—	602
Loss on early extinquishment of debt	—	—	3,130
Bad debt expense	380	655	(82)
Gain on disposal of fixed assets	2	126	—
Deferred income taxes	2,851	(736)	(8,221)
Income tax benefit on stock options exercised	125	—	—
Deferred rent	211	101	381
Stock based compensation	151	256	241
Net change in operating assets and liabilities:
Accounts receivable	(6,373)	(6,349)	2,634
Accounts receivable - related parties	(518)	(998)	1,139
Other receivables	(11)	107	100
Other receivables- related parties	238	(594)	(196)
Prepaid expenses	(764)	(43)	(46)
Other assets	(1,879)	256	296
Accounts payable	4,295	(1,220)	4,422
Accrued expenses	479	(659)	(3,676)
Accrued expenses - related parties	39	22	—
Deferred income	86	4,312	(2,475)
Book advances	(575)	(113)	(1,127)
Book advances - related parties	14	(79)	(209)

Net cash provided by (used in) operating activities	9,151	567	(6,942)

Cash flows from investing activities:
Additions to furniture, fixtures, equipment and software development	(4,272)	(6,107)	(3,695)
Investment in affiliates	—	(270)	(130)
Purchase of franchises and other businesses, net of cash acquired	(568)	(1,393)	(16,697)
Stockholders loan	—	(400)	(615)
Notes receivable	717	1,123	(1,840)
Additions to capitalized development costs and other assets	(1,706)	(1,851)	(1,036)

Net cash used in investing activities	(5,829)	(8,898)	(24,013)

Cash flows from financing activites:
Borrowings under line of credit	—	—	24,691
Repayment of line of credit	—	—	(29,464)
Repayment term loan, net	—	(50)	(10)
Capital leases payments	(274)	(204)	(546)
Notes payable related to acquisitions	(1,656)	(1,653)	—
Proceeds from sale of common stock in initial public offering, net	—	—	53,320
Proceeds from exercise of options	582	266	25

Net cash (used in) provided by financing activities	(1,348)	(1,641)	48,016

Net increase (decrease) in cash and cash equivalents	1,974	(9,972)	17,061
Cash and cash equivalents, beginning of period	11,963	21,935	4,874

Cash and cash equivalents, end of period	$13,937	$11,963	$21,935

Supplemental disclosures of cash flow information and noncash investing activities
Cash paid during the year for:

Interest	$462	$629	$1,909

State and local income taxes	$408	$237	$136

Equipment acquired through capital leases	$595	$229	$241

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

          The Princeton Review, Inc. and its wholly owned subsidiaries, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Products, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review of Canada Inc, as well as the Company’s national advertising fund (together, the “Company”), are engaged in the business of providing courses that prepare students for college, graduate school and other admissions tests. The Company, through Princeton Review Operations, LLC, provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2003, the Company had eight franchisees operating approximately 18 offices under the Princeton Review name in the United States and approximately 25 offices abroad operated by franchisees in 14 countries. The Company also sells support materials and equipment to its franchisees, authors content for various books and software products published by third parties, sells web-based products to higher education institutions, operates a Web site providing education-related content and provides a number of services to K-12 schools and school districts to help them measurably improve academic performance.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

          As of December 31, 2003 and 2002, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have average maturities of 90 days or less at the date of purchase. Approximately 85% and 83% of the Company’s cash and cash equivalents at December 31, 2003 and 2002, respectively, were on deposit at one financial institution.

Inventories

          Inventories consist of program support equipment, course materials and supplies. All inventories are valued at the lower of cost (first-in, first-out basis) or market.

Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using straight-line method over the estimated useful lives of the assets principally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life.

Software and Web site Development

          The Company accounts for internal use software development in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web site Development Costs.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          For the years ended December 31, 2003, 2002 and 2001, the Company expensed approximately $2.3 million, $3.6 million and $1.3 million, respectively, of product development costs that were incurred in the preliminary project stage under SOP 98-1. For the years ended December 31, 2003 and 2002, the Company capitalized approximately $2.8 million and $2.2 million, respectively, in product and web site development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2003, 2002 and 2001, the Company recorded related amortization expense of approximately $2.4 million, $2.6 million and $2.4 million, respectively. As of December 31, 2003 and 2002, the net book value of these capitalized product and web site development costs were $5.0 million, and $4.5 million, respectively. These capitalized costs are amortized using the straight-line method over the estimated useful life of the assets ranging from 12 to 60 months.

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

Capitalized Course Costs

          Capitalized course costs, which include courses and questions developed for Homeroom, are included in other assets and consist of amounts paid to consultants or employees specifically hired for the development or substantial revision of courses and their related materials. Amortization of these capitalized course costs commences with the realization of course revenues. The amortization periods range from one to seven years.

Goodwill and Territorial Marketing Rights

          Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired. Territorial marketing rights represent rights contributed by our independent franchisees to Princeton Review Publishing, LLC in 1995 in exchange for membership units of Princeton Review Publishing LLC to allow the marketing of the Company’s products on a contractually agreed-upon basis within the franchisee territories. Without these rights, the Company would be prohibited from selling its products in these territories due to the exclusivity granted to the franchisees within their territories.

          In conjunction with the adoption of Statements of Financial Accounting Standards No. 142, as of January 1, 2002, the Company’s goodwill and intangible assets including territorial marketing rights that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Accumulated amortization at the time of adoption was $2.3 million. Other intangible assets are amortized over their useful lives and are evaluated for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows, excluding interest costs. If tests or circumstances suggest that the Company’s intangible assets are impaired, the Company assesses the fair value of the intangible assets and reduces them to an amount that results in book value approximating fair value. Had the Company adopted SFAS No. 142 on January 1, 2001 and ceased to amortize goodwill and territorial marketing rights at such date, the Company’s historical net loss and basic and diluted net loss per share would have been as follows:

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2001

(in thousands, except per share data)
Reported net loss	$(14,599)
Goodwill amortization, net of tax	806
Territorial marketing rights amortization, net of tax	66

Adjusted net loss	$(13,727)

Reported basic and diluted net loss per share	$(0.68)
Goodwill amortization	0.04
Territorial marketing rights amortization	0.00

Adjusted basic and diluted net loss per share	$(0.64)

          The following table summarizes the change in the carrying amount of segment goodwill for the periods indicated:

	Test Preparation Services	K-12 Services	Admissions Services	Other	Total

			(in thousands)

Balance as of December 31, 2001	$20,791	—	$7,206	$7,890	$35,887
Net change from acquisitions	1,069	—	1,200	—	2,269
Other	1	—	—	—	1

Balance as of December 31, 2002	21,861	—	8,406	7,890	38,157
Net change from acquisitions	1,123	—	293	—	1,416
Other	7	—	—	—	7

Balance as of December 31, 2003	$22,991	—	$8,699	$7,890	$39,580

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

          Book, Software and Publication Income and Expenses

          The Company recognizes revenue from both performance-based fees such as marketing fees and royalties and delivery-based fees such as advances, copy editing fees, workbook development and test booklet fees and books sold directly to schools. Performance-based fees, which represent royalties on books and software sold, are recognized when sales reports are received from the publishers. Delivery-based fees are recognized upon the completion and acceptance of the product by the publishers and/or customers. Until such time, all costs and revenues related to such delivery-based fees are deferred. Book advances are recorded as liabilities and deferred book expenses are included in other current assets.

          Royalty Service Fees

          As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8% of the franchise’s gross receipts collected during the preceding month. In addition, these fees include a per student fee charged to the Company’s franchisees for use by their students of the Company’s supplemental

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

online course tools. The Company’s franchisees’ contributions to the advertising fund are also recognized by the Company as royalty revenue (See Note 8). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

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

          Other Income

          Other income consists of miscellaneous fees for other services provided to third parties primarily for authoring questions, advertising, training and professional development fees, which are recognized as the products or services are delivered. Also included in Other Income are college marketing fees which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

          Multiple-deliverable contracts

          Certain of the Company’s customer contracts represent multiple-element arrangements, which may include several of the Company’s products and services. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the criteria in EITF 00-21 are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value and the revenue policies described above are then applied to each unit of accounting.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          The following table summarizes the Company’s revenue and cost of revenue for the years ended December 31, 2003, 2002 and 2001:

	Course Revenues	Royalty Service Fees	Book, Software and Publication Income	Web Based Subscription and Processing Fees	Other Income	Total

	(in thousands)
Year Ended December 31, 2003
Revenue
Test Preparation Services	$65,223	$4,156	$2,218	—	$122	$71,719
K-12 Services	2,013	—	11,703	$3,437	4,372	21,525
Admissions Services	—	—	982	9,436	800	11,218

Total	$67,236	$4,156	$14,903	$12,873	$5,294	$104,462

Cost of Revenue
Test Preparation Services	$21,174	—	$732	—	—	$21,906
K-12 Services	783	—	2,749	$856	$3,940	8,328
Admissions Services	—	—	831	2,005	—	2,836

Total	$21,957	—	$4,312	$2,861	$3,940	$33,070

Year Ended December 31, 2002
Revenue
Test Preparation Services	$60,946	$4,256	$1,995	—	$733	$67,930
K-12 Services	769	—	6,773	$1,637	887	10,066
Admissions Services	—	—	848	8,665	1,727	11,240

Total	$61,715	$4,256	$9,616	$10,302	$3,347	$89,236

Cost of Revenue
Test Preparation Services	$18,891	—	$754	—	—	$19,645
K-12 Services	659	—	1,595	$673	$606	3,533
Admissions Services	—	—	485	2,403	—	2,888

Total	$19,550	—	$2,834	$3,076	$606	$26,066

Year Ended December 31, 2001
Revenue
Test Preparation Services	$49,853	$3,262	$1,404	—	$821	$55,340
K-12 Services	—	—	5,874	$565	446	6,885
Admissions Services	—	—	689	4,622	1,579	6,890

Total	$49,853	$3,262	$7,967	$5,187	$2,846	$69,115

Cost of Revenue
Test Preparation Services	$17,019	—	$589	—	—	$17,608
K-12 Services	—	—	1,848	$498	$136	2,482
Admissions Services	—	—	144	1,007	502	1,653

Total	$17,019	—	$2,581	$1,505	$638	$21,743

Foreign Currency Translation

          Balance sheet accounts of the Company’s Canadian subsidiary are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity. Foreign exchange gains and losses for all the years presented were not significant.  The accumulated balance as a component of comprehensive income was approximately $359,000 and $373,000 at December 31, 2003 and 2002, respectively.

Advertising and Promotion

          The majority of costs associated with advertising and promotion are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $6.5 million, $7.9 million, and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

          For financial instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximated fair value because of their short maturity. The carrying value of the Company’s debt approximated fair value as the interest rates for the debt approximated market rates of interest available to the Company for similar instruments. Securities, available for sale, are publicly traded and are stated at the last reported sales price on the day of the valuation.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions.

          Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company does not require collateral. At December 31, 2003, one customer accounted for approximately 27% of gross accounts receivable. At December 31, 2002, two individual customers accounted for approximately 19% and 16% of accounts receivable, respectively.

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

          During certain of the periods presented, stock options and securities convertible into or exercisable for common stock were outstanding that would be dilutive but were excluded because to include them would have been antidilutive (See Note 15).

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Investment in Marketable Equity Securities

          The Company has classified its investment in Student Advantage, Inc. common stock as available for sale. Investments classified as available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. The fair value of investments is based on quoted market prices at the end of each accounting period. The cost of securities sold is based on the specific identification method.  The accumulated balance as a component of comprehensive loss was approximately $17,000 and $4,000 at December 31, 2003 and 2002, respectively.

Stock options

          The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company’s stock option plans, no compensation cost is recognized in the Consolidated Statements of Operations because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant. Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company’s net income per share would have been decreased and net loss per share would have been increased to the pro forma amounts indicated:

	Years Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Net income (loss) attributed to common stockholders, as reported	$4,309	$(1,090)	$(14,599)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,326)	(777)	(415)
Pro forma net income (loss) available for common stockholders	$2,983	$(1,867)	$(15,014)
Basic and diluted income (loss) per share, as reported	$0.16	$(0.04)	$(0.68)
Basic and diluted income (loss) per share, pro forma	$0.11	$(0.07)	$(0.70)

          Prior to the Company’s initial public offering, the fair value for these options was estimated at the date of grant using the minimum-value method, which utilizes a near-zero volatility factor. After the Company’s initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under these methods:

	Years Ended December 31,

	2003	2002	2001
				Minimum Fair Value Method
Assumptions	Black-Scholes Option Pricing Model

Expected life (years)	4.8	5	5	5
Risk-free interest rate	4.5%	4.5%	5.5%	5.5%
Dividend yield	0%	0%	0%	0%
Volatility factor	0.7613	0.7611	1.13	n/a

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          These option-valuation methods require input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated. For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $2.75, $4.74 and $5.73, respectively. As of December 31, 2003, there were 1,790,513 options exercisable with a weighted average remaining contractual life of 7.4 years.

Adoption of New Accounting Pronouncements

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

          In November 2002, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The Company recognizes revenue in accordance with EITF 00-21.

          In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (“VIE”) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have any arrangements with variable interest entities that require consolidation of their financial information into its financial statements. FIN 46 is not expected to have a material impact on the Company’s financial statements or liquidity.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of a company’s first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity, in which case SFAS No. 150 shall be effective for existing or new contracts for periods beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have any impact on its financial position or results of operations.

Reclassification

          Certain balances have been reclassified to conform to the current year presentation.

2. Other Assets

          Other assets (current) consist of the following at:

	December 31,

	2003	2002

	(in thousands)
Deferred book costs	$529	$42
Inventories	901	639
Deferred income tax	852	907
Deferred cost of franchise acquisitions	34	29
Products in development	537	57
Other	478	280

	$3,331	$1,954

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          Other assets (noncurrent) consist of the following at:

	December 31,

	2003	2002

	(in thousands)
Capitalized course costs, net of accumulated amortization of $2,405 in 2003 and $1,693 in 2002	$4,859	$4,700
Non-compete agreement costs, net of accumulated amortization of $715 in 2003 and $450 in 2002	390	584
Content and software development in progress	745	312
Security deposits	691	555
Loans to officers	1,196	1,117
Customer lists, net of accumulated amortization of $608 in 2003 and $338 in 2001	2,093	2,363
Trademark, net of accumulated amortization of $12 in 2003 and $11 in 2002	326	327
Other	507	—

	$10,807	$9,958

3. Furniture, Fixtures, Equipment and Software Development

          Furniture, fixtures, equipment and software development consist of the following at:

	December 31,

	2003	2002

	(in thousands)
Computer equipment	$5,432	$5,474
Furniture, fixtures and equipment	1,529	1,645
Computer and phone equipment under capital leases	1,624	2,120
Automobiles	22	22
Software—third party	2,902	3,490
Software—internally developed	5,685	6,506
Leasehold improvements	4,240	3,988

	21,434	23,245
Less accumulated depreciation and amortization, including $722 in 2003 and $1,456 in 2002 of accumulated depreciation for assets under capital leases	9,626	11,892

	$11,808	$11,353

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

4. Investment in Affiliates

          The Company has an ownership interest of approximately 20% in Student Monitor, LLC, a privately held company. At December 31, 2003 and 2002, the Company’s investment in this company was approximately $31,000 and $63,000, respectively.

          In February 1999, the Company invested $5,000 for an ownership interest of approximately 48% in Tutor.com, Inc., a privately held startup company. Effective December 31, 1999, as a result of additional third party investments in Tutor.com, Inc., the Company’s interest was reduced to approximately 30%. In May 2000, after further third party investments and an additional $1 million investment by the Company, the Company’s ownership interest was reduced to approximately 20%. At December 31, 2003 and 2002, the Company’s net investment in Tutor.com was $0, as a result of recording its share of Tutor.com losses. Pursuant to an agreement entered into on December 31, 2003, the Company terminated its strategic relationship with Tutor.com. and sold preferred stock it held in Tutor.com for $300,000 in cash. As consideration for the termination of certain strategic agreements and the restructuring of certain rights, the Company received an additional $200,000 in cash and $500,000 in notes. The Company retains a common stock position in Tutor.com, representing approximately 2.5% of its outstanding equity, which is valued at $0.

          In 2002 and 2001, the Company invested  $130,000 and $270,000, respectively, in SchoolNet, Inc., a privately held education technology solutions company. The Company currently owns approximately 5% of SchoolNet. The Company maintains a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of the Company’s Homeroom.com product called “Homeroom Inside.” As of December 31, 2003 and 2002, the value of the Company’s investment in SchoolNet was approximately $356,000, net of an impairment writedown of approximately $344,000 in 2002. The Company has also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of the Homeroom.com Web site.

5. Identified Intangible Assets

          Annual pretax amortization for identified intangible assets including customer lists, franchise rights, non-compete agreements and royalty rights, over the next five years is estimated to be as follows:

Year ending December 31,

2004	$652,000
2005	$448,000
2006	$386,000
2007	$359,000
2008	$351,000

6. Lines of Credit and Long-Term Debt

Lines of Credit

          On December 14, 2000, the Company entered into a loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P., providing for a line of credit. The Company incurred approximately $1,103,000 of transaction costs in connection with this loan agreement. Amounts borrowed under the credit facility initially bore interest at an annual interest rate of 13%. Until the termination of the facility, the applicable annual interest rate was to increase by 1% on each anniversary of the agreement. The loan was secured by substantially all of the Company’s current and future business assets. In connection with this line of credit, the Company issued warrants for the purchase of Class A common stock to the lenders (see Note 7). During 2001 the Company borrowed $24,691,000, which was

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

fully paid off including all accrued interest on June 22, 2001 with a portion of the Company’s proceeds from its initial public offering and the facility was terminated as of that date. In connection with the retirement of this loan, the Company wrote off the remaining deferred financing costs and the unamortized cost of the warrants issued to the lenders resulting in a loss on early extinguishment of debt of approximately $3.1 million.

          On March 2, 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. (see Note 12). The Company financed part of this acquisition with notes from the sellers totaling $3,625,000, which was outstanding as of December 31, 2003. This balance is comprised of two notes. The first promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. This promissory note was convertible into common stock at the price per share at which shares of the Company’s common stock are sold in its initial public offering for a period of 60 days, beginning on the first anniversary date of the completion of the offering. During this period, the holder of the note had the right to convert 100% or any percentage between 0% and 33% of the unpaid principal amount due under the note into common stock. The second promissory note of $500,000, bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance.

          On June 18, 2001, the Company acquired the assets comprising the business of T.S.T.S., Inc. (see Note 12). The Company financed part of this acquisition with a note from the sellers in the amount of $1,475,000, which was outstanding as of December 31, 2003. This note is payable as to principal in 10 equal quarterly installments beginning on January 1, 2004 and bears interest at the rate of 8.25% per year, payable quarterly.

          On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark.com, Inc. (“Embark”) (see Note 12). As part of the assumed liabilities, the Company renegotiated and assumed $3.4 million in indebtedness that Embark owed to Comdisco, Inc. (“Comdisco”). Amounts outstanding under the loan agreement bore interest at an annual rate of 6.25%. The loan was secured by substantially all of the Company’s current and future business assets, including membership interests in its subsidiaries, and was guaranteed by the Company’s subsidiaries. The loan agreement contained covenants typical to a secured loan agreement, including covenants requiring the Company to maintain financial ratios relating to total indebtedness to net worth, and covenants that restrict, among other things, the Company’s ability to incur additional debt, pay cash dividends, create liens, change its fundamental organization or lines of business, make investments, engage in transactions with affiliates, and engage in certain significant corporate transactions.  As of December 31, 2002, approximately $1.4 million of the loan remained outstanding with the entire loan paid in full as of December 31, 2003.

          On October 18, 2002, the Company acquired the assets comprising the business of The Princeton Review of St. Louis, Inc. (see Note 12). The Company financed part of this acquisition with a note from the sellers in the amount of $466,500, which was outstanding as of December 31, 2002. This note is payable in two annual installments of $250,000, including interest which is imputed at the rate of 4.8% per year. At December 31, 2003, $228,000 was outstanding under this note, which is due in October 2004.

          On July 11, 2003, the Company acquired 77% of Princeton Review of North Carolina, Inc with the balance acquired from the minority shareholders on November 13, 2003.  The Company financed part of this acquisition with two notes to the sellers in the amount of $760,000 and $208,000, including imputed interest at 5% per year, which were outstanding as of December 31, 2003. The $760,000 note is payable in annual installments of $80,000, including interest, during 2004 and 2005 increasing to $120,000 in years 2006 through 2010 when the loan is due. The $208,000 note is payable in annual installments of $29,714, including interest, in years 2004 through 2010 when the loan is due.

Capital Lease Obligations

          At December 31, 2003, the Company has leased approximately $1.6 million of computer and phone equipment under capital leases, all of which are included in fixed assets (see Note 3).

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          The annual maturities of notes payable as of December 31, 2003 are approximately as follows:

As of December 31,	Amount Maturing

(in thousands)
2004	$925
2005	1,645
2006	1,031
2007	735
2008	735
Thereafter	1,004

$6,075

          The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2003:

Year ending December 31,	(in thousands)

2004	$454
2005	329
2006	281
2007	40
2008	1

Total	1,105
Less amounts representing interest (effective rate ranges from 6% to 22%)	157

Present value of the minimum lease payments	948
Less current portion of capital lease obligations	393

Long-term portion of capital lease obligations	$555

Long-Term Debt

          Long-term debt consists of the following at:

	December 31,

	2003	2002

	(in thousands)
Notes payable	$6,075	$6,980
Capital lease obligations	948	531
Auto loan	5	11

	7,028	7,522
Less current portion	1,318	1,866

	$5,710	$5,656

7.  Stockholders’ Equity

Initial Public Offering of the Company’s Common Stock

           In June 2001, the Company completed its Initial Public Offering in which it sold 5,400,000 shares of common stock at $11.00 per share resulting in net proceeds of approximately $51.9 million. Concurrently,

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

all outstanding shares of Class A common stock and Class B non voting common stock were converted on a one-for-one basis into newly issued common stock.

Issuance of Warrants

          On December 14, 2000, the Company entered into a loan agreement with Reservoir Capital Partners, L.P., Reservoir Capital Master Fund, L.P., Reservoir Capital Associates, L.P., SGC Partners II, LLC, Olympus Growth Fund III, L.P., and Olympus Executive Fund, L.P. (see Note 6). As part of the loan transaction, the lenders received warrants initially exercisable for a total of 250,000 shares of common stock at an exercise price of $0.01 per share. The fair value of the 250,000 warrants issued at closing was valued at $2,997,500 using the Black-Scholes option pricing model. This amount was recognized as interest expense over the life of the loan. Such amount was adjusted based upon the initial public offering price resulting in the decrease in the value of the warrants by approximately $250,000.

          Simultaneously with the Company’s initial public offering in June 2001, these warrants were converted into 249,774 common shares and the unamortized balance was written off when the loan was paid off on June 22, 2001. This resulted in a loss on early extinguishment of debt (see Note 6).

8. Commitments and Contingencies

Advertising Fund

          All domestic franchisees are required to pay a monthly advertising fee to the Company, for contribution to an advertising fund, equal to 2% of their franchises’ gross receipts, as defined, for the preceding month. In accordance with the terms of the franchise agreements, the Company is required to use all advertising fees it receives for the development, placement and distribution of regional and national consumer advertising, designed at its discretion to promote consumer demand for services and products available from the franchises.

          The Company is required to keep separate advertising fund accounting records and to maintain the advertising funds collected from the franchisees in a separate bank account. Franchisee payments to the Company in respect of the advertising fund are recorded in the Company’s revenue and the expenses of the advertising fund are recorded in the Company’s Selling, General and Administrative Expenses.

Office and Classroom Leases

          The Company has entered into various operating leases for its office and classroom site locations. Minimum rental commitments under these leases, including fixed escalation clauses, which are in excess of one year, as of December 31, 2003, are approximately as follows:

Years ending December 31,	(in thousands)

2004	$4,968
2005	4,475
2006	4,071
2007	3,569
2008	3,125
Thereafter	5,150

$25,358

          Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $7.7, $6.9 and $6.5 million, respectively. These amounts include rent expense for the rental of space on a month-to-

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

          The Company has been released from a portion of its rent obligation on certain premises which it is subleasing through 2004; however, in the event of default by the sublessee, it would remain liable for the balance of the rent obligation, which, at December 31, 2003 aggregated approximately $34,000.

Legal Matters

          The Company is party to various litigation matters in the ordinary course of its business which, in the opinion of management, will not result in a material loss to the Company.

          In June 1996, an author filed a lawsuit against the Company. On May 10, 2000, the lawsuit was settled and the Company paid the author $900,000 cash and issued warrants providing for the purchase of such number of shares of the Company’s common stock as is obtained by dividing $1,200,000 by the initial public offering price of the Company’s common stock. These warrants were exercisable for an 18-month period, beginning with the date of the completion of an initial public offering by the Company, at an exercise price equal to the initial public offering price of the Company’s stock. At December 31, 2000, the Company recorded a $300,000 expense for the fair value of the warrants using the Black-Scholes option pricing model. In December 2002, the warrants expired unexercised. In addition, as part of the settlement, the Company’s royalty agreement with the author was amended. Under the amended royalty agreement, the publisher pays royalties directly to the author. Should royalties paid under the agreement be less than $200,000 per year through December 31, 2004, the Company is required to pay the difference. No payments to achieve the required minimum were made in 2003, 2002 and 2001.

Co-authorship Agreements

          In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company’s future contractual commitments under the co-authorship agreements for manuscripts not yet delivered as of December 31, 2003 and 2002 are approximately $30,000 and $29,000, respectively. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for advances and royalties were approximately $528,000, $367,000, and $284,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

          The expense related to co-author payments is accrued monthly. This expense is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

9. Income Taxes

          The (provision) benefit for income taxes consists of the following:

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Current tax (provision) benefit:
U.S. Federal	$(112)	$—	$—
State	(67)	—	(128)
Foreign	—	(67)	(81)

	(179)	(67)	(209)

Deferred tax (provision) benefit:
U.S. Federal	(2,217)	575	5,886
State	(857)	228	2,247
Foreign	97	—	—

	(2,977)	803	8,133

Total (provision) benefit for income taxes	$(3,156)	$736	$7,924

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,

	2003	2002

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$18,108	$19,641
Tax credit carryforwards	112	—
Allowance for doubtful accounts	126	219
Equity compensation	186	198
Capitalized inventory costs	39	33
Deferred rent	500	404
Unrealized losses	162	147
Other	341	360

Total deferred tax assets	19,574	21,002

Deferred tax liabilities:
Software development costs	(1,140)	(703)
Accumulated amortization	(1,310)	(537)
Accumulated depreciation	(460)	(256)

Total deferred tax liabilities	(2,910)	(1,496)

Net deferred tax asset	$16,664	$19,506

          The net deferred tax asset at December 31, 2003 and 2002 is classified in the Company’s consolidated balance sheet as other current assets of approximately $852,000 and $907,000 respectively and noncurrent deferred tax assets of approximately $15.8 million and $18.6 million, respectively. As of December 31, 2003, the Company has a net operating loss carryforward totaling approximately $42.9 million which expires in the years 2020 through 2023, and other timing differences which will be available to offset regular taxable income during the carryforward period. The Company believes that the related deferred tax benefit amount will more likely than not be recognized during these periods and, accordingly, no valuation allowance was deemed necessary.

          A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2003, 2002 and 2001 and the U.S. federal statutory tax rate is as follows:

	Years Ended December 31,

	2003		2002		2001

	(in thousands)
U.S. Federal income tax at statutory rate	$(2,537)	34%	$621	34%	$6,208	34%
Effect of permanent differences and other	(121)	1.5%	(14)	(0.7)%	369	2%
Effect of state taxes	(498)	6.7%	129	7.1%	1,347	7.4%

	$(3,156)	42.2%	$736	40.4%	$7,924	43.4%

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

10. Employee Benefits and Contracts

Fully Insured Partial Funding Medical Plan

          Prior to December 31, 2002, the Company provided a fully insured partial funding medical plan for its employees. Under this plan, the Company was liable for medical claims submitted (after the deductible and any co-payment by the employee) up to the amount of $40,000 per employee. Any claims in excess of this amount are covered by the insurance carrier. At December 31, 2002, the Company had no significant unfunded claims. As of December 31, 2002, and based on the number of covered employees at such date, the maximum annual liability for medical claims for 2002 would be $1.6 million. Beginning January 1, 2003 the company contracted with an insurance provider to provide medical insurance for its employees and under this new contract the Company is not liable for medical claims.

Retirement Plan

          The Company has a defined contribution plan (the “Plan”) under Section 401(k) of the IRC, which provides that eligible employees may make contributions subject to IRC limitations. Employees become eligible to participate in the Plan after one year of continuous full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company’s contributions to the Plan for the years ended December 31, 2003, 2002 and 2001 were $200,000, $199,000, and $159,000, respectively.

Stock Incentive Plan

          On April 1, 2000, the Company adopted its 2000 Stock Incentive Plan (the “Stock Incentive Plan”) providing for the authorization and issuance of up to 2,538,000 shares of common stock, as adjusted. In June 2000, June 2001 and March 2003, an additional 211,500, 846,000 and 1,000,000 shares, respectively, were authorized. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years. As of December 31, 2003, there were approximately 957,000 shares available for grant.

          A summary of the activity of the Stock Incentive Plan is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2000	1,461,296	6.95
Granted below market	91,500	9.04
Granted at market	385,301	6.68
Forfeited	(71,791)	7.82
Exercised	(9,402)	2.65

Outstanding at December 31, 2001	1,856,904	6.98
Granted below market	—	—
Granted at market	769,050	7.94
Forfeited	(172,321)	6.75
Exercised	(40,271)	6.59

Outstanding at December 31, 2002	2,413,362	7.32
Granted below market	—
Granted at market	429,236	4.63
Forfeited	(170,330)	7.79
Exercised	(124,205)	4.69

Outstanding at December 31, 2003	2,548,063	6.96
Exercisable at December 31, 2001	742,293
Exercisable at December 31, 2002	1,238,493
Exercisable at December 31, 2003	1,790,513

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          Stock options outstanding at December 31, 2003 are summarized as follows:

Options Outstanding				Options Exercisable

Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$1.73—2.29	103,943	6.25	$1.86	103,943	$1.86
4.12—7.30	533,373	8.81	$4.96	306,673	$4.56
7.39	1,060,321	6.28	$7.39	990,922	$7.39
7.55—8.30	628,144	8.25	$7.92	241,106	$7.93
8.53—11.00	222,282	7.35	$9.41	147,869	$9.58

	2,548,063	7.39	$6.96	1,790,513	$6.84

          During 2001 the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded compensation expense of approximately $151,000, $256,000 and $241,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

11. Related Parties

Publisher

          Random House, Inc., a holder of 1,780,131 shares of the Company’s common stock at December 31, 2003, is also the publisher and distributor of certain of the Company’s products. The contracts signed with Random House, Inc. typically contain an advance upon signing with the balance due upon delivery of the completed manuscript. During 2003 and 2002 the Company signed contracts with Random House, Inc. for zero and fifty-five new books, respectively. The total advances received at the time of the contracts for these books was $224,000 for the year ended December 31, 2002.

          For the years ended December 31, 2003, 2002 and 2001, the Company earned $3.6, $3.5 and $2.5 million respectively, of book and publication income from Random House, Inc. Total receivables at December 31, 2003 and 2002 include $2.4 and $2.8 million, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees. In addition, Random House, Inc. has paid advances of $48,000 and $34,000, respectively, to the Company for books that have not yet been completed as of December 31, 2003 and 2002, which are deferred as book advances. At December 31, 2002, the Company had a liability to Random House, Inc. of $141,000 for advances previously received on uncompleted books that were cancelled in 1999.

          Franchisees

          For the years ended December 31, 2003, 2002 and 2001, the Company earned revenues from its  franchises for management services through royalties of approximately $4.2, $4.3 and $2.9 million, respectively, and earned revenues of $1.4, $1.6 and $2.3 million, respectively, through the sale of course materials. Included in accounts receivable at December 31, 2003 and 2002 was $1.4 million and $745,000, respectively, due from these franchises.

Loans to Officers

          As of December 31, 2003 and 2002 the Company had loan balances to executive officers of approximately $1.2 million. No loans were made to executive officers after February 2002, although

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

interest continues to accrue. Such amounts and accrued interest is included in other assets at December 31, 2003. These loans are payable in four consecutive, equal annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and as of December 31, 2003, are secured by the 299,066 shares of the Company’s common stock owned by these officers.

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

          Approximately $10,175,000 of the purchase price was paid in cash at the time of closing and was financed through borrowings under the Company’s credit facilities. The remaining $3,625,000 of the purchase price was paid by delivery to the sellers of two subordinated promissory notes (see Note 6).

Princeton Review Peninsula

          On March 2, 2001, the Company acquired the assets of Princeton Review Peninsula, which provided test preparation courses in several counties in California under the Princeton Review name through a franchise agreement with the Company. The Company acquired the operations of Princeton Review Peninsula for a total cash purchase price of approximately $2.7 million, which it financed through borrowings under its credit facilities. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $2,599,000.

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

          Approximately $4.8 million of the purchase price was paid in cash at the time of closing and was financed through borrowings under the Company’s credit facilities. The remaining approximately $1,475,000 of the purchase price was paid by delivery to the sellers of a subordinated promissory note (see Note 6).

          The aforementioned acquisitions have been accounted for as purchases and have been included in the Company’s operations from the date of the respective purchases.

Embark

          On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark, a developer of online products and services for the college admissions market. Pursuant to an Asset Purchase Agreement, dated as of October 1, 2001, the Company, through its subsidiary Princeton Review Publishing, L.L.C., acquired Embark’s college admissions business, which consists primarily of Embark’s customer contracts with academic institutions and its technological platform for submitting electronic applications and related services.

          The purchase price paid at closing for the Embark assets consisted of 875,000 newly issued shares of the Company’s common stock valued at approximately $5.2 million, approximately $3.4 million in assumed indebtedness (see Note 6) and approximately $2.1 million in other assumed liabilities of Embark,

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

consisting primarily of deferred revenue relating to customer contracts assumed by the Company, net of acquired receivables of approximately $1 million. The purchase price, including acquisition costs of approximately $1,130,000, and earnout for 2001 of approximately $476,000, exceeded the fair value of net assets acquired, resulting in goodwill of approximately $7.2 million. The acquisition was recorded in accordance with FASB 141 and accordingly no amortization expense for goodwill related to this acquisition was recorded for 2001. In accordance with the earn-out provisions entitling Embark to additional consideration based on the performance of the acquired business, Embark earned a payment of 9,128 shares of our common stock and approximately $1.2 million in cash, based on the revenue performance of the acquired business through 2002, and received an additional $300,000 payment based on revenue performance for the first half of 2003. In addition to the purchase price, in connection with the transaction, the Company made a $1.8 million loan to Embark, which was secured by 300,000 of the shares of the Company’s common stock that Embark received as part of the purchase price. The approximate $1.5 million earn-out was applied against the loan balance, which was repaid in full as of December 31, 2003.

The Princeton Review of St. Louis, Inc.

          On October 18, 2002, the Company acquired the assets of The Princeton Review of St. Louis, Inc. for a total purchase price of approximately $850,000. The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $750,000. The Princeton Review of St. Louis, Inc. provided test preparation courses in Missouri under the Princeton Review name through a franchise agreement with the Company. This acquisition has been accounted for as a purchase and has been included in the Company’s operations from the date of the purchase.

          Approximately $384,000 of the purchase price was paid in cash at the time of closing. Approximately $466,000 of the purchase price was paid by delivery to the sellers of a subordinated promissory note (see Note 6).

Princeton Review of North Carolina, Inc..

          On July 11, 2003, the Company acquired a 77% interest in Princeton Review of North Carolina, Inc. and the remaining 23% was acquired on November 13, 2003.  The total purchase price including both transactions was approximately $1,138,000, including imputed interest.  The purchase price exceeded the fair value of the net assets acquired resulting in goodwill of approximately $938,000.  Princeton Review of North Carolina, Inc. provided test preparation courses in North Carolina under the Princeton Review name through a franchise agreement with the Company. This acquisition has been accounted for as a purchase and has been included in the Company’s operations from the date of the purchase.

          Approximately $170,000 of the purchase price was paid in cash at the time of closings. The remaining approximately $968,000 of the purchase price was paid by delivery to the sellers of subordinated promissory notes (see Note 6).

          The pro forma consolidated results of operations, assuming the consummation of the Princeton Review of Boston, Princeton Review of New Jersey, T.S.T.S. and Embark acquisitions as of January 1, 2001, are as follows (in thousands, except per share data):

Year Ended December 31, 2001

(in thousands, except per share data)
Revenues	$81,037
Net loss	(13,204)
Net loss attributed to common stockholders	(14,468)
Basic and diluted net loss per share	$(.82)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

          The pro forma effects of the Princeton Review Peninsula, The Princeton Review of St. Louis, and Princeton Review of North Carolina, Inc. Inc. are not presented above because their results are not significant.

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

          The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three divisions. The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently owned franchises. The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions and from selling advertising and sponsorships. The K-12 Services division earns fees from assessment, remediation and professional development services it renders to K-12 schools and from its content development work.  Additionally, each division earns royalties and other fees from sales of its books published by Random House. Beginning January 1, 2003, the Company changed the reporting of certain revenue earned from the sales of books which was previously included in the Admissions Services segment to each of the segments based on the relevance of the book to that segment. In connection with this change, the Company reclassified prior years.

          The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure of evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash and non-operations-related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income as an indicator of the Company’s operating performance, nor as an alternative to any other measure of performance calculated in conformity with GAAP.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	(In thousands) Year Ended December 31, 2003

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$71,719	$21,525	$11,218	—	$104,462
Operating Expenses (including depreciation and amortization)	38,026	13,986	10,822	$1,703	64,537
Segment Assets	33,908	20,189	29,728	37,872	121,697
Segment Goodwill	22,991	—	8,699	7,890	39,580
Expenditures for long lived assets	2,103	2,644	1,249	1,493	7,489
Segment operating income (loss)	11,787	(789)	(2,440)	(1,703)	6,855
Depreciation & Amortization	1,522	1,594	1,760	1,161	6,037
Other	—	—	(32)	—	(32)

Segment EBITDA	$13,309	$805	$(712)	$(542)	$12,860

	Year Ended December 31, 2002

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$67,930	$10,066	$11,240	—	$89,236
Operating Expenses (including depreciation and amortization)	36,121	11,916	14,956	$1,704	64,697
Segment Assets	32,565	12,740	26,611	40,200	112,116
Segment Goodwill	21,861	—	8,406	7,890	38,157
Expenditures for long lived assets	2,934	2,873	1,288	2,828	9,923
Segment operating income (loss)	12,163	(5,382)	(6,604)	(1,704)	(1,527)
Depreciation & Amortization	1,804	1,262	2,136	1,067	6,269
Other	—	—	(122)	—	(122)

Segment EBITDA	$13,967	$(4,120)	$(4,590)	$(637)	$4,620

	Year Ended December 31, 2001

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$55,340	$6,885	$6,890	—	$69,115
Operating Expenses (including depreciation and amortization)	35,670	11,625	12,093	$4,735	64,123
Segment Assets	28,467	6,837	30,213	46,316	111,833
Segment Goodwill	20,791	—	7,206	7,890	35,887
Expenditures for long lived assets	24,650	2,185	13,846	784	41,465
Segment operating income (loss)	2,061	(7,222)	(6,855)	(4,735)	(16,751)
Depreciation & Amortization	2,851	1,172	1,481	975	6,479
Other	12	—	(45)	—	(33)

Segment EBITDA	$4,924	$(6,050)	$(5,419)	$(3,760)	$(10,305)

Reconciliation of operating loss to net loss	Years Ended December 31,

	2003	2002	2001

Total income (loss) for reportable segments	$6,855	$(1,527)	$(16,751)
Unallocated amounts:
Interest expense	(607)	(624)	(2,043)
Other income	1,217	325	536
(Provision) benefit for income taxes	(3,156)	736	7,924

Net income (loss)	$4,309	$(1,090)	$(10,334)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

14. Quarterly Results of Operations (Unaudited)

          The following table presents unaudited statement of operations data for each of the eight quarters in the two year period ended December 31, 2003. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended

	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

	(in thousands, except per share data)
Revenue
Test Preparation Services	$14,826	$15,773	$23,228	$14,103	$16,030	$16,448	$25,045	$14,196
K-12 Services	1,365	2,966	2,279	3,456	2,990	5,124	3,959	9,452
Admissions Services	3,206	2,310	2,212	3,512	2,674	2,123	3,000	3,421

Total revenue	19,397	21,049	27,719	21,071	21,694	23,695	32,004	27,069

Cost of revenue
Test Preparation Services	4,620	4,578	6,106	4,341	4,501	5,698	6,983	4,724
K-12 Services	354	832	950	1,397	1,211	1,445	1,871	3,801
Admissions Services	660	600	779	849	908	470	812	646

Total cost of revenue	5,634	6,010	7,835	6,587	6,620	7,613	9,666	9,171

Gross profit	13,763	15,039	19,884	14,484	15,074	16,082	22,338	17,898

Operating expenses
Selling, general and administrative	17,616	15,773	17,431	13,533	17,051	15,401	16,995	15,090
Impairment of investment	—			344	—	—	—	—

Total operating expenses	17,616	15,773	17,431	13,877	17,051	15,401	16,995	15,090

Income (loss) from operations	(3,853)	(734)	2,453	607	(1,977)	681	5,343	2,808

Net income (loss)	$(2,254)	$(434)	$1,316	$282	$(1,203)	$299	$3,071	$2,142

Basic income (loss) per share	$(0.08)	$(0.02)	$0.05	$0.01	$(0.04)	$0.01	$0.11	$0.08

Diluted income (loss) per share	$(0.08)	$(0.02)	$0.05	$0.01	$(0.04)	$0.01	$0.11	$0.08

Weighted average shares used in computing net income (loss) per share
Basic	27,187	27,248	27,259	27,262	27,272	27,282	27,317	27,358

Diluted	27,187	27,248	27,381	27,349	27,272	27,425	27,527	27,661

15. Earnings (Loss) Per Share

          The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Weighted average common shares outstanding
Basic	27,306	27,239	21,383
Net effect of dilutive stock options-based on the treasury stock method	152	—	—
Other	9	—	—

Diluted	27,467	27,239	21,383

          For the year ended December 31, 2002, 135,916 stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect. For the year ended December 31, 2001, warrants for 249,773 shares of common stock and 3,748,548 shares of convertible preferred stock were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts
For the years ended December 31, 2003, 2002 and 2001

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1)	Balance at End of Period

	(in thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2003	$527	$380	$(605)	$302
Year Ended December 31, 2002	$890	$655	$(1,018)	$527
Year Ended December 31, 2001	$765	$(82)	$207 (2)	$890

(1)	Consists primarily of amounts written off during the period.
(2)	Writeoffs during the period were offset by $400,000 reserve for bad debts set up as part of an acquisition.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period. There has not been any significant change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item 10, other than information with respect to our executive officers, which is contained under “Executive Officers” at the end of Part 1 of this Annual Report on Form 10-K, is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of stockholders, scheduled to be held on June 9, 2004.

Item 11. Executive Compensation

          The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of stockholders, scheduled to be held on June 9, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of stockholders, scheduled to be held on June 9, 2004.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of stockholders, scheduled to be held on June 9, 2004.

Item 14. Principal Accountant Fees and Services

          The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of stockholders, scheduled to be held on June 9, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) The following documents are filed as part of this Report:

          1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 38 of this Annual Report on Form 10-K:

          2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 38 of this Annual Report on Form 10-K:

          3. Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number		Description

2.1	—

Conversion and Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., the Non-Voting Members of Princeton Review Publishing L.L.C., John S. Katzman and TPR Holdings, Inc. (1)

2.2	—	RH Contribution Agreement, dated as of March 31, 2000, by and among Random House TPR, Inc., Random House, Inc., The Princeton Review, Inc., John S. Katzman, and TPR Holdings, Inc. (1)

2.3	—	TPR Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., each of the persons listed on Schedule I attached to the agreement and TPR Holdings, Inc. (1)

2.4	—	Option Agreement, dated as of May 30, 2000, by and among Princeton Review Operations, L.L.C., Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc. (1)

2.5	—	Option Agreement Amendment, dated as of December 14, 2000, by and between Princeton Review Operations, L.L.C., Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc. (1)

2.6	—	Option Agreement, dated as of October 18, 2000, by and among Princeton Review Operations, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell. (1)

2.7	—	Option Agreement, dated as of December 15, 2000, by and between Princeton Review Operations, L.L.C. and The Princeton Review Peninsula, Inc. (1)

2.8	—

Asset Purchase Agreement, dated as of January 18, 2001, by and among Princeton Review Boston, Inc., Princeton Review New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C., and Princeton Review Management, L.L.C. (1)

2.9	—

Closing Agreement, dated as of March 2, 2001, by and among Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.8.1 to our Registration Statement on Form S-1 (File No. 333-43874) which was declared effective on June 18, 2001 (the “Form S-1”)).

2.10	—

Promissory Note, dated as of March 2, 2001, made by Princeton Review Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $3,125,000 (incorporated herein by reference to Exhibit 2.9 to our Form S-1).

2.11	—

Promissory Note, dated as of March 2, 2001, made by Princeton Review Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $500,000 (incorporated herein by reference to Exhibit 2.10 to our Form S-1).

2.12	—

Asset Purchase Agreement, dated as of March 6, 2001, by and among The Princeton Review Peninsula, Inc., the Hirsch Living Trust, Pamela N. Hirsch, Myles E. Hirsch, Frederick Sliter, Princeton Review Operations, L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.11 to our Form S-1).

2.13	—

Asset Purchase Agreement, dated June 18, 2001, among Princeton Review Operations, L.L.C., Princeton Review Management, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on August 8, 2001 (the “2001 Second Quarter Form 10-Q”)).

2.14	—

Subordinated Promissory Note, dated June 18, 2001, made by Princeton Review Operations, L.L.C. in favor of T.S.T.S., Inc., in the principal amount of $1,475,000 (incorporated herein by reference to Exhibit 10.2 to our 2001 Second Quarter Form 10-Q).

2.15	—

Asset Purchase Agreement, dated as of October 1, 2001, by and among The Princeton Review, Inc., Princeton Review Publishing, L.L.C. and Embark.com, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on October 9, 2001 (the “Form 8-K”)).

3.1	—	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Form S-1).

Exhibit Number		Description

3.2	—	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3.1 to our Form S-1).

4.1	—	Form of Specimen Common Stock Certificate (1).

10.1	—	Stockholders Agreement, dated as of April 1, 2000, by and among The Princeton Review, Inc., and its stockholders (1).

10.2	—	Stock Purchase Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P. (1).

10.3	—	Joinder Agreement, dated April 18, 2000, to the Stockholders Agreement dated April 1, 2000, among stockholders of The Princeton Review, Inc. (1).

10.4	—	Investor Rights Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P. (1).

10.5	—	The Princeton Review, Inc. 2000 Stock Incentive Plan, March 2000 (1).

10.6	—	Amendment to The Princeton Review, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.1 to our Form S-1).

10.7	—	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.8	—

Software Purchase Agreement, dated as of June 23, 1998, by and between Learning Company Properties and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.10 to our Form S-1).

10.9	—	The Princeton Review Executive Compensation Policy Statement, as amended (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	—	Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.11	—	Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.12	—	Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.13	—	Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.14	—	Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.15	—

Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the Securities and Exchange Commission on May 14, 2002 (the “2002 First Quarter Form 10-Q”).

10.16	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis (incorporated by reference to Exhibit 10.2 to our 2002 First Quarter Form 10-Q).

10.17	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Steve Quattrociocchi (incorporated by reference to Exhibit 10.3 to our 2002 First Quarter Form 10-Q).

10.18	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Bruce Task (incorporated by reference to Exhibit 10.4 to our 2002 First Quarter Form 10-Q).

10.19	—

Employment Agreement, dated as of October 15, 2001, by and between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.61 of our Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number		Description

10.20	—

Office Lease by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord, and Princeton Review Publishing, L.L.C., as Tenant (incorporated herein by reference to Exhibit 10.35 to our Form S-1).

10.21	—

Agreement, dated September 1, 1998, by and between The Educational and Professional Publishing Group, a unit of the McGraw-Hill Companies, Inc., and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.36 to our Form S-1).(2)

10.22	—

Franchise Agreement, dated as of July 1, 1986, by and between The Princeton Review Management Corp. and Lloyd Eric Cotsen (Lecomp Company, Inc.) (incorporated herein by reference to Exhibit 10.39 to our Form S-1).

10.23	—

Franchise Agreement, dated as of September 13, 1986, by and between The Princeton Review Management Corp. and Robert Case, Richard McDugald and Kevin Campbell (Test Services, Inc.) (incorporated herein by reference to Exhibit 10.40 to our Form S-1).

10.24	—

Addendum to the Franchise Agreement, dated as of May 31, 1995, by and between The Princeton Review Management Corp. and the persons and entities listed on the Franchisee Joinders (incorporated herein by reference to Exhibit 10.41 to our Form S-1).

10.25	—

Formation Agreement, dated as of May 31, 1995, by and among The Princeton Review Publishing Company, L.L.C., The Princeton Review Publishing Co., Inc., the Princeton Review Management Corp. and the independent franchisees (incorporated herein by reference to Exhibit 10.42 to our Form S-1).

10.26	—	Distance Learning Waiver, dated as of June 21, 2000, by and between Princeton Review Management, L.L.C. and Lecomp, Inc. (incorporated herein by reference to Exhibit 10.44 to our Form S-1).

10.27	—	Pledge and Security Agreement, dated as of September 19, 2000, by and between Steven Hodas and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.45 to our Form S-1)

10.28	—	Promissory Note, dated as of September 19, 2000, made by Steven Hodas in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.46 to our Form S-1).

10.29	—

Non-Recourse Promissory Note, dated August 15, 2001, made by Bruce Task in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2001, filed with the Securities and Exchange Commission on November 13, 2001 (the “2001 Third Quarter Form 10-Q”)).

10.30	—

Pledge and Security Agreement, dated as of August 15, 2001, by and between Bruce Task and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.2 to our 2001 Third Quarter Form 10-Q).

10.31	—

Non-Recourse Promissory Note, dated November 27, 2001, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.53 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.32	—

Pledge and Security Agreement, dated as of November 27, 2001, by and between Mark Chernis and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.33	—

Non-Recourse Promissory Note, dated March 7, 2002, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.55 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.34	—

Amended and Restated Loan and Security Agreement, dated as of October 1, 2001, by and among Embark.com, Inc., Princeton Review Publishing, L.L.C., The Princeton Review, Inc. and Comdisco, Inc. (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number		Description

10.35	—

Amended and Restated Secured Promissory Note, dated October 1, 2001, in the principal amount of $3,400,000 made by Princeton Review Publishing, L.L.C. in favor of Comdisco, Inc. (incorporated by reference to Exhibit 10.57 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.36	—

Guaranty of Loans, dated as of October 1, 2001, made by Princeton Review Management, L.L.C., Princeton Review Operations, L.L.C., Princeton Review Products, L.L.C., The Princeton Review Canada, Inc. and The Princeton Review, Inc., in favor of Comdisco, Inc. (incorporated by reference to Exhibit 10.58 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.37	—

Security Agreement, dated as of October 1, 2001, by and among Princeton Review Management, L.L.C., Princeton Review Operations, L.L.C., Princeton Review Products, L.L.C., The Princeton Review Canada, Inc. and The Princeton Review, Inc., in favor of Comdisco, Inc. (incorporated by reference to Exhibit 10.59 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.38	—

Subordination Agreement, dated as of October 1, 2001, by and between Comdisco, Inc. and Princeton Review Publishing, L.L.C., for the benefit of Senior Creditor (as defined therein) (incorporated by reference to Exhibit 10.60 of our Annual Report on Form 10-K for the year ended December 31, 2001).

21.1	—	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2002).

23.1	—	Consent of Ernst & Young LLP.

24.1	—	Powers of Attorney (included on the signature pages hereto).

31.1	—	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.
(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

          (b)     Reports on Form 8-K

                    A current report on Form 8-K was furnished to the SEC on November 5, 2003 in connection with The Princeton Review’s public announcement of financial results for the third quarter of 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2004.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN MELVIN

Stephen Melvin Chief Financial Officer and Treasurer

POWER OF ATTORNEY

          Each individual whose signature appears below constitutes and appoints each of John S. Katzman, Mark Chernis and Stephen Melvin, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN S. KATZMAN	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

(John S. Katzman)

/s/ STEPHEN MELVIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

(Stephen Melvin)

/s/ RICHARD KATZMAN	Director	March 11, 2004

(Richard Katzman)

/s/ JOHN C. REID	Director	March 11, 2004

(John C. Reid)

/s/ RICHARD SARNOFF	Director	March 8, 2004

(Richard Sarnoff)

/s/ SHEREE T. SPEAKMAN	Director	March 11, 2004

(Sheree T. Speakman)

/s/ HOWARD A. TULLMAN	Director	March 11, 2004

(Howard A. Tullman)

/s/ FREDERICK S. HUMPHRIES	Director	March 11, 2004

(Frederick S. Humphries)