Form 10-Q
period 2004-03-31
PRINCETON REVIEW INC
filed 2004-05-07
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          The Company had 27,422,269 shares of $0.01 par value common stock outstanding at May 3, 2004.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,932	$13,937
Accounts receivable, net	24,456	20,216
Other receivables	1,142	1,045
Prepaid expenses	1,793	2,028
Other assets	2,904	3,339

Total current assets	38,227	40,565
Furniture, fixtures, equipment and software development, net	11,933	11,808
Franchise costs, net	98	107
Publishing rights, net	1,132	1,150
Deferred income taxes	16,311	15,812
Investment in affiliates	424	387
Territorial marketing rights	1,481	1,481
Goodwill	39,580	39,580
Other assets	11,529	10,807

Total assets	$120,715	$121,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,736	$10,575
Accrued expenses	7,397	5,522
Current maturities of long-term debt	1,304	1,318
Deferred income	15,209	12,879
Book advances	56	48

Total current liabilities	29,702	30,342
Deferred rent	1,096	1,178
Long-term debt	6,149	5,710
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,391,453 and 27,385,273 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	274	274
Additional paid-in capital	114,932	114,829
Accumulated deficit	(30,966)	(30,261)
Accumulated other comprehensive loss	(472)	(375)

Total stockholders’ equity	83,768	84,467

Total liabilities and stockholders’ equity	$120,715	$121,697

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,

	2004	2003

	(unaudited)
Revenue
Test Preparation Services	$18,830	$16,030
K-12 Services	6,283	2,990
Admissions Services	2,834	2,674

Total revenue	27,947	21,694

Cost of revenue
Test Preparation Services	5,839	4,500
K-12 Services	3,664	1,212
Admissions Services	596	908

Total cost of revenue	10,099	6,620

Gross profit	17,848	15,074

Operating expenses	18,984	17,051

Loss from operations	(1,136)	(1,977)

Interest expense	(115)	(144)
Other income	34	47

Loss before benefit for income taxes	(1,217)	(2,074)
Benefit for income taxes	511	871

Net loss	$(706)	$(1,203)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares used in computing net loss per share	27,391	27,272

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(706)	$(1,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	355	389
Amortization	1,222	1,053
Bad debt expense	11	230
Gain on disposal of fixed assets	13	—
Deferred income taxes	(511)	(871)
Deferred rent	(81)	90
Stock based compensation	34	50
Net change in operating assets and liabilities:
Accounts receivable	(4,251)	—
Other receivables	(96)	824
Prepaid expenses	234	157
Other assets	367	(627)
Accounts payable	(4,839)	(3,817)
Accrued expenses	1,761	1,679
Deferred income	2,330	1,802
Book advances	8	(157)

Net cash used in operating activities	(4,149)	(401)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development	(724)	(600)
Purchase of franchises and other businesses, net of cash acquired	—	(215)
Notes receivable	—	193
Additions to capitalized development costs and other assets	(952)	(640)

Net cash used in investing activities	(1,676)	(1,262)

Cash flows from financing activities:
Capital lease payments	(102)	(10)
Notes payable related to acquisitions	(147)	(422)
Proceeds from exercise of options	69	58

Net cash used in financing activities	(180)	(374)

Net decrease in cash and cash equivalents	(6,005)	(2,037)
Cash and cash equivalents, beginning of period	13,937	11,963

Cash and cash equivalents, end of period	$7,932	$9,926

Supplemental disclosure of non-cash investing activities:
Equipment acquired through capital leases	$566	$—

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2004

1. Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review of Canada Inc., as well as the Company’s national advertising fund. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

          The following table summarizes the Company’s revenue and cost of revenue by product type for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004	2003

	(in thousands)
Revenue
Services	$24,786	$17,655
Products	1,720	2,191
Other	1,441	1,848

Total revenue	$27,947	$21,694

Cost of Revenue
Services	$8,244	$5,855
Products	1,693	681
Other	162	84

Total cost of revenue	$10,099	$6,620

Services revenue includes course fees, professional development, subscription fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests as well as sales of course materials to franchisees.  Other revenue includes royalties, and marketing fees received from publishers.

Stock Based Compensation

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

          Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,

	2004	2003

	(in thousands, except per share data)
Net loss, as reported	$(706)	$(1,203)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	$(228)	(613)
Pro forma net loss	$(934)	$(1,816)
Basic and diluted net loss per share, as reported	$(0.03)	$(0.04)
Basic and diluted net loss per share, pro forma	$(0.03)	$(0.07)

2. Segment Information

          The Company’s operations are aggregated into three reportable segments.  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

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

	Three Months Ended March 31, 2004

	(in thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$18,830	$6,283	$2,834	$—	$27,947
Operating Expenses (including depreciation and amortization)	11,338	4,137	3,017	492	18,984
Segment Assets	29,527	30,764	13,856	46,568	120,715
Segment operating income (loss)	1,653	(1,518)	(779)	(492)	(1,136)
Depreciation & Amortization	378	502	440	257	1,577

Segment EBITDA	$2,031	$(1,016)	$(339)	$(235)	$441

	Three Months Ended March 31, 2003

	(in thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$16,030	$2,990	$2,674	$—	$21,694
Operating Expenses (including depreciation and amortization)	9,975	3,136	3,264	676	17,051
Segment Assets	32,191	10,394	24,775	42,815	110,175
Segment operating income (loss)	1,554	(1,357)	(1,498)	(676)	(1,977)
Depreciation & Amortization	384	353	436	269	1,442
Other	—	—	(4)	—	(4)

Segment EBITDA	$1,938	$(1,004)	$(1,066)	$(407)	$(539)

	Three Months Ended March 31,

	2004	2003

	(in thousands)
Reconciliation of operating loss to net loss
Total loss for reportable segments	$(1,136)	$(1,977)
Unallocated amounts:
Interest expense	(115)	(144)
Other income	34	47
Benefit for income taxes	511	871

Net loss	$(706)	$(1,203)

3. Loss Per Share

          Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities.  The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive.  During the periods presented, shares of convertible securities and stock options were excluded from the calculation because to include them would have been antidilutive.

4. Comprehensive Loss

          The components of comprehensive loss for the three-month periods ended March 31, 2004 and 2003 are as follows:

	2004	2003

	(in thousands)
Net loss	$(706)	$(1,203)
Foreign currency translation adjustment	(113)	5
Unrealized gain (loss) on available-for-sale securities, net of tax benefits of $12 and $11, respectively	17	(15)

Total comprehensive loss	$(802)	$(1,213)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements.  Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services, our ability to compete effectively, our ability to increase revenue from our newer products and services and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

          The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2003, as well as in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

     Revenue

          Our total revenue increased from $21.7 million in 2003 to $27.9 million in 2004, representing a 29% increase.

          Test Preparation Services revenue increased from $16.0 million in 2003 to $18.8 million in 2004, representing an 18% increase, comprised primarily of an increase of approximately $2.9 million in revenue from our company-owned operations, which was partially offset by a decrease in royalties and other fees received from our independent franchises of approximately $111,000 and a decrease in the sales of course materials to our franchisees of approximately $142,000.  The increased revenue from company-owned operations resulted from an increase of approximately $2.1 million attributable to enrollment increases, approximately $202,000 attributable to the operations acquired from our former franchisee, Princeton Review of North Carolina, Inc., and approximately $817,000 in supplemental education services (SES) sales to schools.

          K-12 Services revenue increased from $3.0 million in 2003 to $6.3 million in 2004 representing a 110% increase. This increase resulted primarily from an increase of approximately $3.5 million in revenue from schools for printed test materials, professional development and training and Homeroom subscriptions, which was partially offset by a decrease in revenue from McGraw-Hill.

          Admissions Services revenue increased from $2.7 million in 2003 to $2.8 million in 2004, representing a 6% increase. This increase resulted primarily from increased web-based subscription fees from post secondary institutions.

     Cost of Revenue

          Our total cost of revenue increased from $6.6 million in 2003 to $10.1 million in 2004, representing a 53% increase.

          Test Preparation Services cost of revenue increased from $4.5 million in 2003 to $5.8 million in 2004, representing a 30% increase largely due to higher teacher pay expenses of approximately $893,000, higher cost of course materials of approximately $252,000, increased classroom rental expense of approximately $184,000 and costs of approximately $80,000 associated with the operations acquired from Princeton Review of North Carolina, Inc.

          K-12 Services cost of revenue increased from $1.2 million in 2003 to $3.7 million in 2004, representing a 202% increase. This increase is primarily attributable to an increase in costs incurred to service contracts with school-based customers. The increase in cost of revenue was significantly higher than the increase in revenue in this division due primarily to the product mix during the quarter, which was more heavily weighted towards lower margin professional development services.

          Admissions Services cost of revenue decreased from $908,000 in 2003 to $596,000 in 2004, representing a 34% decrease, primarily due to lower sales commissions and customer support costs.

     Operating Expenses

          Selling, general and administrative expenses increased from $17.1 million in 2003 to $19.0 million in 2004, representing an 11% increase.  This increase resulted from the following:

•	an increase of approximately $974,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;

•	an increase of approximately $480,000 in web site technology and development expenses; and

•	an increase of approximately $459,000 in advertising and marketing expenses.

Liquidity and Capital Resources

          Net cash used in operating activities during the three months ended March 31, 2004 was $4.1 million resulting primarily from the increase in accounts receivable attributable to the timing of payments on several large K-12 contracts with school districts. Net cash used in investing activities during the three months ended March 31, 2004 was $1.7 million, resulting primarily from the purchase of fixed assets and investment in software development projects.  Net cash used in financing activities during the three months ended March 31, 2004 was $180,000, resulting primarily from payments made with respect to outstanding loans and equipment leases.

          At March 31, 2004, we had approximately $7.9 million of cash and cash equivalents.  We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months.  We are also seeking to obtain a new credit facility as a source of additional liquidity.

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

Item 4.  Controls and Procedures

          As of the end of the period covered by this report on form 10-Q, we performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.  There has not been any significant change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          From time to time, we are involved in legal proceedings incidental to the conduct of our business.  We are not currently a party to any legal proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

(b) Reports on Form 8-K

     A current report on Form 8-K was furnished to the SEC on March 3, 2004 in connection with The Princeton Review’s public announcement of financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ Stephen Melvin

Stephen Melvin Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

May 7, 2004