Form 10-Q
period 2004-06-30
PRINCETON REVIEW INC
filed 2004-08-09
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-32469

THE PRINCETON REVIEW, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3727603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2315 Broadway New York, New York (Address of principal executive offices)	10024 (Zip Code)

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

          The Company had 27,510,964 shares of $0.01 par value common stock outstanding at August 5, 2004.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,140	$13,937
Accounts receivable, net	20,666	20,216
Other receivables	1,301	1,045
Prepaid expenses	2,143	2,028
Other assets	3,258	3,331

Total current assets	47,508	40,557
Furniture, fixtures, equipment and software development, net	11,346	11,808
Deferred income taxes	15,853	15,812
Investment in affiliates	1,750	395
Goodwill	39,578	39,580
Other intangibles, net	10,951	10,405
Other assets	4,605	3,140

Total assets	$131,591	$121,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,758	$10,575
Accrued expenses	7,439	5,522
Current maturities of long-term debt	1,899	1,318
Deferred income	16,151	12,879
Book advances	190	48

Total current liabilities	28,437	30,342
Deferred rent	1,120	1,178
Long-term debt	7,228	5,710
Series B-1 Preferred stock, $.01 par value; 10,000 and none authorized, issued and outstanding at June 30, 2004 and December 31, 2003, respectively (liquidation value of $10,037)	9,881	—
Stockholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,503,464 and 27,385,273 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	275	274
Additional paid-in capital	115,710	114,829
Accumulated deficit	(30,492)	(30,261)
Accumulated other comprehensive loss	(568)	(375)

Total stockholders’ equity	84,925	84,467

Total liabilities and stockholders’ equity	$131,591	$121,697

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenue
Test Preparation Services	$18,163	$16,448	$36,993	$32,478
K-12 Services	7,697	5,124	13,980	8,114
Admissions Services	2,587	2,123	5,421	4,797

Total revenue	28,447	23,695	56,394	45,389

Cost of revenue
Test Preparation Services	5,313	5,279	11,133	9,570
K-12 Services	3,005	1,444	6,669	2,656
Admissions Services	557	470	1,153	1,378

Total cost of revenue	8,875	7,193	18,955	13,604

Gross profit	19,572	16,502	37,439	31,785

Operating expenses	18,600	15,821	37,603	33,081

Income (loss) from operations	972	681	(164)	(1,296)

Interest expense	(121)	(215)	(236)	(359)
Other (expense) income	(24)	49	10	96

Income (loss) before (provision) benefit for income taxes	827	515	(390)	(1,559)
(Provision) benefit for income taxes	(352)	(216)	159	655

Net income (loss)	475	299	(231)	(904)
Dividends on Series B-1 preferred stock	(37)	—	(37)	—

Net income (loss) attributed to common stockholders	$438	$299	$(268)	$(904)

Basic income (loss) per share	$0.02	$0.01	$(0.01)	$(0.03)

Diluted income (loss) per share	$0.02	$0.01	$(0.01)	$(0.03)

Weighted average shares used in computing net income (loss) per share
Basic	27,430	27,282	27,419	27,277

Diluted	28,014	27,425	27,419	27,277

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,

	2004	2003

	(unaudited)
Cash flows from operating activities:
Net loss	$(231)	$(904)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	741	810
Amortization	2,493	2,114
Bad debt expense	386	306
Gain on disposal of fixed assets	—	2
Deferred income taxes	(53)	(655)
Deferred rent	(58)	132
Stock based compensation	48	77
Equity interest in operations of affiliates	31	—
Net change in operating assets and liabilities:
Accounts receivable	(836)	(4,456)
Other receivables	(256)	505
Prepaid expenses	(115)	(1,225)
Other assets	(380)	(191)
Accounts payable	(7,817)	(2,175)
Accrued expenses	1,925	1,550
Deferred income	3,272	5,559
Book advances	142	(202)

Net cash (used in) provided by operating activities	(708)	1,247

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development	(1,324)	(1,184)
Investment in affiliates	(894)	—
Purchase of franchises and other businesses, net of cash acquired	—	(326)
Loan receivable	500	—
Notes receivable	—	266
Additions to capitalized development costs and other assets	(2,701)	(1,269)

Net cash used in investing activities	(4,419)	(2,513)

Cash flows from financing activities:
Capital leases payments	(280)	(68)
Notes payable related to acquisitions	(295)	(847)
Proceeds from credit facility	2,000	—
Proceeds from exercise of options	334	133
Proceeds from sale of Series B Convertible preferred stock, net of issuance costs	9,918	—
Payment of deferred financing cost	(138)	—

Net cash provided by (used in) financing activities	11,539	(782)

Effect of exchange rate on cash	(209)	(32)
Net increase (decrease) in cash and cash equivalents	6,203	(2,080)
Cash and cash equivalents, beginning of period	13,937	11,963

Cash and cash equivalents, end of period	$20,140	$9,883

Supplemental disclosure of non-cash investing activities:
Equipment acquired through capital leases	$566	$—
Shares issued in conjunction with investment in affiliates	$500	$—

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2004

1. Basis of Presentation

          The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review Canada Inc., as well as the Company’s national advertising fund. This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Other Intangible Assets

     Intangibles consist of the following (in thousands):

	June 30, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Franchise costs	$283	$194	$283	$175
Publishing rights	1,761	647	1,761	611
Web content	7,579	2,611	6,672	2,116
Trademark	338	13	338	12
Non-compete agreements	1,105	848	1,104	715
Customer lists	2,700	743	2,700	608
Course development	1,116	356	592	289

Total	14,882	5,412	13,450	4,526
Intangible assets not subject to amortization
Territorial marketing rights	2,208	727	2,208	727

Total intangibles	$17,090	$6,139	$15,658	$5,253

Total intangibles, net of accumulated amortization	$10,951		$10,405

Products and Services

          The following table summarizes the Company’s revenue and cost of revenue for the three-month and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Revenue
Services	$22,460	$17,273	$47,246	$34,928
Products	4,101	4,354	5,821	6,545
Other	1,886	2,068	3,327	3,916

Total revenue	$28,447	$23,695	$56,394	$45,389

Cost of Revenue
Services	$7,353	$5,257	$15,577	$10,903
Products	1,357	1,727	3,050	2,408
Other	165	209	328	293

Total cost of revenue	$8,875	$7,193	$18,955	$13,604

Services revenue includes course fees, professional development, subscription fees and marketing services fees. Products revenue includes sales of workbooks, test booklets, printed tests, sales of course material to independently-owned franchisees and fees from a publisher for manuscripts delivered.  Other revenue includes royalties from independently-owned franchises, as well as royalties, and marketing fees received from publishers.

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

          Had the Company accounted for its employee stock options under the fair-value method of that statement, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands, except per share data)
Net income (loss) attributed to common stockholders, as reported	$438	$299	$(268)	$(904)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(319)	(243)	(547)	(856)
Pro forma net income (loss) attributed to common stockholders	$119	$56	$(815)	$(1,760)
Basic and diluted earnings (loss) per share, as reported	$0.02	$0.01	$(0.01)	$(0.03)
Basic and diluted earnings (loss) per share, pro forma	$0.00	$0.00	$(0.03)	$(0.06)

          During the six months ended June 30, 2004, employees exercised 43,112 stock options.

Reclassification

     Certain balances have been reclassified to conform to the current year presentation.

2. Lines of Credit

          On May 21, 2004, the Company entered into a credit agreement with Commerce Bank, N.A. for a three-year revolving credit facility with a maximum aggregate principal amount of $5.0 million.  The line of credit is secured by the Company’s accounts receivable and bears a variable interest rate based on either the prime rate or 150 to 175 basis points over the London Interbank Offered Rate (“LIBOR”) in accordance with the terms of the agreement. As of June 30, 2004, the effective interest rate was 2.7%.  This credit facility is subject to the Company maintaining certain financial covenants and other covenants set forth in the credit agreement and requires the Company to pay quarterly an unused facility fee of 0.375%. As of June 30, 2004, $2.0 million was outstanding and $3.0 million was available under this credit facility.

3. Sale of Series B-1 Preferred Stock

          On June 4, 2004, the Company sold 10,000 shares of Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10.0 million in the aggregate to Fletcher International, Ltd.  Prior to conversion, each share accrues dividends at an annual rate of the greater of: (1) five percent (5%), and (2) the 90-day LIBOR plus one and one-half percent (1.5%), payable, at the Company’s option, in cash or registered shares of the Company’s common stock. As of June 30, 2004, the dividend rate was 5%. The shares are convertible into the Company’s common stock at any time at a conversion rate of $11.00 per share subject to adjustment upon certain events. As of June 30, 2004 there were 909,091 shares of common stock reserved for issuance upon conversion of the Series B-1 Preferred Stock.  Fletcher has the right, for a period of two years beginning July 1, 2005, to purchase up to $20.0 million in newly created series of preferred stock (the “Additional

Preferred Stock”) having similar terms, conditions, rights preferences and privileges as the Series B-1 Preferred Stock.  The Additional Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 120% of the then prevailing price of the common stock, subject to a minimum of $11.00 per share.  After 18 months, Fletcher may also redeem the value of its original investment in the Series B-1 Preferred Stock and the Additional Preferred Stock for shares of common stock based upon a redemption rate equal to 102.5% of the then prevailing price of the Company’s common stock plus the value of any accrued and unpaid dividends or, at the Company’s option, cash.

          The voting rights of the Series B-1 Preferred stockholders are limited to voting with regard to: (1) any changes to the rights, preferences or privileges of the Series B-1 Preferred stockholders, (2) authorizing, creating or issuing any senior securities or securities that pari passu with the Series B-1 and (3) changing the number of authorized shares of preferred stock.

4. Investment in Affiliates

          On June 25, 2004, the Company invested $625,000 and issued 63,562 shares of the Company’s common stock, with an approximate value of $500,000 at the time of issuance, and incurred $269,000 of acquisition costs for an approximate 22% equity interest in Oasis Children’s Services, LLC (“Oasis”).  Oasis works with schools, school systems and communities to run summer and after-school programs.  In conjunction with the investment, Oasis and the Company have agreed to, from time to time, jointly develop, market and sell summer programs for the K-12 market that combine recreational and enrichment programs and activities provided by Oasis with educational programs and activities provided by the Company.  The Company will account for its investment in Oasis using the equity method.

5. Segment Information

          The Company’s operations are aggregated into three reportable segments.  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

          The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The Company operates its business through three segments. The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The K-12 Services division earns fees from assessment, remediation and professional development services it renders to K-12 schools and from its content development work.  The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions and from selling advertising and sponsorships. Additionally, each division earns royalties and other fees from sales of its books published by Random House.

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

	Three Months Ended June 30, 2004

	(dollars in thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$18,163	$7,697	$2,587	—	$28,447
Operating Expenses (including depreciation and amortization)	$10,575	$4,218	$3,395	$412	$18,600
Segment Assets	$30,423	$19,495	$21,303	$60,370	$131,591
Segment operating income (loss)	$2,275	$474	$(1,365)	$(412)	$972
Depreciation & Amortization	$391	$544	$444	$278	$1,657
Other	—	—	$(67)	—	$(67)
Segment EBITDA	$2,666	$1,018	$(988)	$(134)	$2,562

	Three Months Ended June 30, 2003

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$16,448	$5,124	$2,123	—	$23,695
Operating Expenses (including depreciation and amortization)	$9,497	$2,947	$2,946	$431	$15,821
Segment Assets	$32,573	$13,897	$25,577	$43,276	$115,323
Segment operating income (loss)	$1,673	$732	$(1,293)	$(431)	$681
Depreciation & Amortization	$376	$374	$436	$296	$1,482
Segment EBITDA	$2,049	$1,106	$(857)	$(135)	$2,163

	Six Months Ended June 30, 2004

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$36,993	$13,980	$5,421	—	$56,394
Operating Expenses (including depreciation and amortization)	$21,932	$8,355	$6,412	$904	$37,603
Segment Assets	$30,423	$19,495	$21,303	$60,370	$131,591
Segment operating income (loss)	$3,928	$(1,044)	$(2,144)	$(904)	$(164)
Depreciation & Amortization	$769	$1,046	$884	$535	$3,234
Other	—	—	$(67)	—	$(67)
Segment EBITDA	$4,697	$2	$(1,327)	$(369)	$3,003

	Six Months Ended June 30, 2003

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$32,478	$8,114	$4,797	—	$45,389
Operating Expenses (including depreciation and amortization)	$19,681	$6,083	$6,210	$1,107	$33,081
Segment Assets	$32,573	$13,897	$25,577	$43,276	$115,323
Segment operating income (loss)	$3,227	$(625)	$(2,791)	$(1,107)	$(1,296)
Depreciation & Amortization	$760	$727	$872	$565	$2,924
Other	—	—	$(4)	—	$(4)
Segment EBITDA	$3,987	$102	$(1,923)	$(542)	$1,624

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Reconciliation of operating loss to net loss
Total income (loss) for reportable segments	$972	$681	$(164)	$(1,296)
Unallocated amounts:
Interest expense	(121)	(215)	(236)	(359)
Other (expense) income	(24)	49	10	96
Provision (benefit) for income taxes	(352)	(216)	159	655

Net income (loss)	$475	$299	$(231)	$(904)

6. Income (Loss) Per Share

          Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share.  Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities, and dividends related to convertible securities are added back to net income attributed to common shareholders. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive.  During the periods presented in which the Company reported a loss, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Weighted average common shares outstanding
Basic	27,430	27,282	27,419	27,277
Net effect of dilutive stock options-based on the treasury stock method	306	134	—	—
Net effect of dilutive convertible preferred stock-based on the if converted method	269	—	—	—
Other	9	9

Diluted	28,014	27,425	27,419	27,277

For the six months ended June 30, 2004, 378,157 stock options, 134,865 shares of convertible preferred stock and 9,128 contingency shares were excluded from the computation of diluted earnings per common share due to their antidilutive effect. For the six months ended June 30, 2003, 97,325 stock options and 9,128 contingency shares were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

7. Comprehensive Income (Loss)

          The components of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Net income (loss)	$475	$299	$(231)	$(904)
Foreign currency translation adjustment	(96)	(37)	(209)	(32)
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefits of $0 and $(1), and $(12) and $10, respectively	—	1	17	(14)

Total comprehensive income (loss)	$379	$263	$(423)	$(950)

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

          Our Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring and more recently it began offering Supplementary Educational Services (“SES”), or after school academic instruction, to students in public school districts.  During the first half of 2004 the fastest growing areas for this division have been its tutoring and online courses, in part because students are enrolling to prepare for the new version of the SAT test which goes into effect in early 2005, and SES courses, sales of which have increased in response to the increased emphasis on state assessments. We expect that these trends will contribute to the growth of this division for the near term. We anticipate that this division will grow its revenue this year by at least 10% over the 2003 levels and increase its operating income by at least 20% over the same period.

          Our K-12 Services division provides a number of products and services to K-12 schools and school districts, including assessment, professional development and face-to-face instruction.  As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this county and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division has seen the interest by the public school market for its products grow and the average dollar volume of its contracts double over the last year.  Revenues in this division grew by 113% in 2003 compared to 2002 and through the first six months of 2004 revenues have increased by 72% over the comparable six-month period in 2003 and while this is no guaranty that revenues in this division will continue to grow at these rates, we are optimistic that we can continue to grow revenues significantly in this K-12 market and begin to show sustained operating profits in this division in the near term. One factor that makes estimating operating profits difficult is the ability to assess our customers’ needs for our various products which have different gross margins.  This division’s professional development and live course instruction products typically have lower gross margins than its fees for its assessment products and printed materials.

          Our Admissions Services division derives most of its revenue from the sale of our web-based admissions and application management products to educational institutions. This year the Admissions Services division began selling a new high school counseling service in a pilot program with several high schools Colorado.  In 2003 revenues in this division did not grow over the 2002 levels and while we expect revenues to grow in this division by 20% in 2004, we will need to further increase revenues before this division will show sustainable operating profits.

Results of Operations

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

          In general, the second quarter of 2004 showed solid growth in revenue in all of our divisions compared to the comparable quarter in 2003, and our results were generally in line with our expectations. The affects of anxiety about the new SAT test and the increased emphasis on state assessment tests were major forces behind the increased revenues in the Test Prep division during the quarter.  The K-12 Services division’s revenue growth in the quarter was driven by the public school market’s need for improved performance on state assessment tests and to find vendors with products that assist students’ performance.  We expect these market trends to contribute to revenue growth in these divisions for at least the next 12 months. In the Admissions Services division we rolled out a new counseling product which greatly contributed to the increased revenues, but this division continues to grow below our expectations given the opportunities we see.

     Revenue

          Our total revenue increased from $23.7 million in 2003 to $28.4 million in 2004, representing a 20% increase.

          Test Preparation Services revenue increased from $16.4 million in 2003 to $18.2 million in 2004, representing a 10% increase, comprised primarily of an increase of approximately $1.6 million in revenue from our company-owned operations.  The increased revenue from company-owned operations resulted from an increase of approximately $249,000 in revenue attributable to the operations acquired from our former franchisee Princeton Review of North Carolina, Inc. and an increase of approximately $298,000 in SES sales to schools and an increase of approximately $1.1 million in course and tutoring revenue at our other locations. Of the $1.1 million increase at our other locations, approximately $1.5 million is attributable to enrollment increases which was partially offset by decreases in average prices for courses.

          K-12 Services revenue increased from $5.1 million in 2003 to $7.7 million in 2004, representing a 50% increase. This increase resulted primarily from an increase of approximately $2.6 million in revenue from schools for printed test materials, professional development and training and subscriptions to our web-based, K-12 test preparation and assessment product, Homeroom.

          Admissions Services revenue increased from $2.1 million in 2003 to $2.6 million in 2004, representing a 22% increase. This increase resulted primarily from increased web-based subscription fees from post secondary institutions, as well as, the sale of college counseling, a new product in 2004, which contributed approximately $225,000 in revenue.

     Cost of Revenue

          Our total cost of revenue increased from $7.2 million in 2003 to $8.9 million in 2004, representing a 23% increase.

          Test Preparation Services cost of revenue remained unchanged at $5.3 million in 2003 and 2004, primarily as a result of better classroom utilization through larger average class size.  Furthermore, the major cause for the revenue increase in this division was growth in our online courses which have direct costs of less than 14%, which had the effect of limiting the proportionate growth in cost of revenue.

          K-12 Services cost of revenue increased from $1.4 million in 2003 to $3.0 million in 2004, representing a 108% increase. This increase is primarily attributable to an increase in costs incurred to service contracts with school-based customers.  The increase in cost of revenue was significantly higher than the increase in revenue in this division primarily because of increased sales of professional development services which have lower margins.

          Admissions Services cost of revenue increased from $470,000 in 2003 to $557,000 in 2004, representing a 19% increase, primarily due to greater sales commissions and customer support costs.

     Operating Expenses

          Selling, general and administrative expenses increased from $15.8 million in 2003 to $18.6 million in 2004, representing an 18% increase.  This increase resulted from the following:

•	an increase of approximately $837,000 in salaries and payroll taxes;
•	an increase of approximately $509,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;
•	an increase of approximately $378,000 in advertising and marketing expenses;
•	an increase of approximately $299,000 in bad debt expense; and
•	an increase of approximately $165,000 in web development.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

          In general, the six-month period ended June 30, 2004 also showed solid growth in revenues in all of our divisions compared to the comparable period in 2003.  Market factors and trends during this six-month period were similar to those described in the three-month comparison. Market changes because of the new SAT and continued emphasis on state assessment tests drove growth in the Test Preparation Services and K-12 Services divisions, and we expect these market factors to continue to drive growth in the near term.

     Revenue

          Our total revenue increased from $45.4 million in 2003 to $56.4 million in 2004, representing a 24% increase.

          Test Preparation Services revenue increased from $32.5 million in 2003 to $37.0 million in 2004, representing a 14% increase, comprised primarily of an increase of approximately $4.6 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $452,000 in revenue attributable to the operations acquired from our former franchisee Princeton Review of North Carolina, Inc., an increase of approximately $1.1 million in SES sales to schools and an increase of approximately $3.0 million in course and tutoring revenue at our other locations. Of the $3.0 million increase at our other locations, approximately $4.0 million is attributable to enrollment increases which was partially offset by decreases in average prices for courses.

          K-12 Services revenue increased from $8.1 million in 2003 to $14.0 million in 2004 representing a 72% increase.  This increase resulted primarily from an increase of approximately $6.1 million in revenue from schools for printed test materials, professional development, live course revenues and Homeroom subscriptions, which was partially offset by a decrease in revenue from the McGraw-Hill Companies, Inc.  Our contract with McGraw-Hill, pursuant to which we provided content and editorial services, expired in 2003 and while we continue to earn royalties, we no longer earn marketing fees and workbook development fees.

          Admissions Services revenue increased from $4.8 million in 2003 to $5.4 million in 2004, representing a 13% increase. This increase resulted primarily from increased web-based subscription fees from post secondary institutions, as well as, the sale of college counseling, a new product in 2004, which contributed approximately $300,000 in revenue.

     Cost of Revenue

          Our total cost of revenue increased from $13.6 million in 2003 to $19.0 million in 2004, representing a 39% increase.

          Test Preparation Services cost of revenue increased from $9.6 million in 2003 to $11.1 million in 2004, representing a 16% increase primarily as a result of increasing the number of courses and tutoring sessions delivered year to date and costs of approximately $149,000 associated with the operations acquired from Princeton Review of North Carolina, Inc.  As sales of courses and tutoring sessions increase, we expect cost of revenue to increase proportionately.

          K-12 Services cost of revenue increased from $2.7 million in 2003 to $6.7 million in 2004, representing a 151% increase.  This increase is primarily attributable to an increase in costs incurred to service increasing numbers and increasingly complex contracts with school-based customers.  The percentage increase in cost of revenue was significantly higher than the increase in revenue in this division primarily because of increased sales of professional development services which have lower margins.

          Admissions Services cost of revenue decreased from $1.4 million in 2003 to $1.2 million in 2004, representing a 16% decrease, primarily due to lower web site development expenses.

     Operating Expenses

          Selling, general and administrative expenses increased from $33.1 million in 2003 to $37.6 million in 2004, representing a 14% increase.  This increase resulted from the following:

•	an increase of approximately $1.5 million attributable primarily to personnel related costs, including office rent and expenses travel and entertainment, employee benefits and recruiting fees;
•	an increase of approximately $648,000 in advertising and marketing expenses;
•	an increase of approximately $949,000 in salaries and payroll taxes; and
•	an increase of approximately $645,000 in web site technology and development expenses.

Liquidity and Capital Resources

          Our current primary sources of liquidity are cash and cash equivalents and cash flow from operations.  Our Test Prep division currently generates the largest portion of our cash from its retail classroom and tutoring courses.  Increasingly in this division as well as in our K-12 and Admissions Services divisions we are generating cash from contracts with institutions such as K-12 schools and post secondary schools.  Additionally, during 2004 we raised money from the issuance of preferred stock and established a revolving credit facility.

          While we historically have had minimal bad debt write-offs, our cash receipts related to contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.  As of June 30, 2004, the days sales outstanding was 65 days which may increase if we experience large delays in collecting on our sales to institutions.  However, we expect our cash balances will increase over current levels over the next two quarters, which are historically our largest revenue generating quarters.

          Our future capital requirements will depend on factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting these products and services. Our contractual obligations in both the near and long term consist primarily of operating lease obligations and purchase obligations.  We anticipate that our sources of cash will be more than sufficient to cover these obligations, the costs of revenue and the costs of our infrastructure and people, our largest uses of cash.

          Net cash used in operating activities during the six months ended June 30, 2004 was $708,000 resulting primarily from the payment to post secondary schools for application fees collected as of December 31, 2003 on their behalf, as well as, the payment of trade payables due as of that date.  Application fees collected on behalf of post secondary schools are typically at their highest levels at the end of December when many school have their application deadlines. These uses of cash were partially offset by increases in deferred income, as well as, depreciation and amortization for the six months ended June 30, 2004.

          Net cash used in investing activities during the six months ended June 30, 2004 was $4.4 million, resulting primarily from the purchase of fixed assets, investment in development projects and our investment in Oasis Children’s Services, LLC.  Net cash contributed by financing activities during the six months ended June 30, 2004 was $11.5 million, resulting primarily from the issuance of preferred stock to Fletcher International for $10.0 million and the borrowing of $2.0 million under our credit facility with Commerce Bank.

          At June 30, 2004, we had approximately $20.1 million of cash and cash equivalents.  We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          Our portfolio of marketable securities includes primarily short-term money market funds.  The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  While some of our outstanding long-term debt bears interest at fixed rates, our recently completed $5.0 million credit facility with Commerce Bank includes variable interest based on the prime lending rate or LIBOR.  Additionally, the recently completed Series B-1 Preferred

Stock issuance includes quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR.  We do not currently hold or issue derivative financial instruments.

          Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue.  Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.  Controls and Procedures

          We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Scope of the Controls Evaluation

          The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting and finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them on an ongoing basis as necessary.

          A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instance of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

          During the period covered by this report and as a result of the increasing number and increasing complexities of our contracts, many of which have multiple-element arrangements as defined in EITF 00-21, we generally strengthened the review process to ensure proper revenue and expense recognition.  Additionally, as a result of the recent growth in revenues, the increase in the number of transactions, the increased complexity of our contracts and the increasing need to shorten the reporting cycle, we have entered into a contract with a tier-1 accounting software vendor to purchase a new accounting and financial reporting system.  We expect this system will be operational sometime in 2005.  In the meantime, we will continue to make modifications as necessary to our review procedures to ensure adequate control of the financial reporting process.

          Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls were effective as of the end of the period covered by this Quarterly Report. During the period covered by this Form 10-Q, we have made certain modifications to our Disclosure Controls as described above. There has been no change in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          From time to time, we are involved in legal proceedings incidental to the conduct of our business.  We are not currently a party to any legal proceeding which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 2.  Changes in Securities and Use of Proceeds

          On June 4, 2004, we completed a private placement, pursuant to Section 4(2) of the Securities Act of 1933, as amended, of $10.0 million of a newly designated class of cumulative preferred stock (Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share) to Fletcher International, Ltd.  The preferred stock is convertible into 909,091 shares of our common stock at a conversion price of $11.00 per share, subject to adjustment upon certain events, and is subject to redemption rights after 18 months.  Fletcher also has the right, beginning July 1, 2005, to invest, from time to time, up to an additional $20.0 million in newly created series of preferred stock similar to Series B-1 Preferred Stock but at a conversion price of 120% of the then prevailing price of our common stock, subject to a minimum price of $11.00 per share.

          On June 25, 2004, we issued in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, as amended, 63,562 shares of our common stock, with an approximate value of $500,000 at time of issuance, to Oasis Children’s Services, LLC (“Oasis”) in partial consideration for our purchase of an approximate 22% equity interest in Oasis.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)     We held our Annual Meeting of Stockholders on June 9, 2004.

(b)     Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all such nominees were elected.

Directors elected to the 2007 Class were Richard Sarnoff and Howard A. Tullman.

Election of Directors:

	For	Withheld

Richard Sarnoff	23,844,276	2,317,862
Howard A. Tullman	25,895,794	266,344

Other directors whose terms continue after the meeting were John S. Katzman, Richard Katzman, Sheree Speakman, Frederick Humphries and John Reid.

(c)     The appointment of Ernst & Young LLP, independent accountants, to audit our consolidated financial statements for the year 2004 was ratified by the following vote:

For                    26,058,961

Against                  100,607

Abstain                      2,570

Item 5.  Other Information

            On June 30, 2004, Margot Lebenberg joined us to serve as Executive Vice President and General Counsel.
            On June 1, 2004, Timothy Conroy joined us to serve as Executive Vice President and General Manager of our K-12 Services division.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits:

Exhibit Number	Description

4.1

Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock of The Princeton Review, Inc. (incorporated hereby by reference to the Current Report on Form 8-K filed on June 9, 2004).

10.1

Agreement, dated as of May 28, 204, by and between The Princeton Review, Inc. and Fletcher International, Ltd. (incorporated hereby by reference to the Current Report on Form 8-K filed on June 9, 2004).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

A current report on Form 8-K was furnished to the SEC on May 7, 2004 in connection with The Princeton Review’s public announcement of financial results for the first quarter of 2004.

A current report on Form 8-K was filed with the SEC on June 9, 2004 in connection with The Princeton Review’s private placement of $10.0 million of a newly designated class of convertible preferred stock to Fletcher International, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

	By:	/s/ STEPHEN MELVIN

Stephen Melvin Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

August 6, 2004