Form 10-Q
period 2004-09-30
PRINCETON REVIEW INC
filed 2004-11-09
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

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

Registrant’s telephone number, including area code: (212) 874-8282

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b- 2 of the Exchange Act).

Yes ☒	No ☐

          The Company had 27,568,002 shares of $0.01 par value common stock outstanding at November 5, 2004.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,913	$13,937
Accounts receivable, net	16,231	20,216
Other receivables	1,007	1,045
Prepaid expenses	1,797	2,028
Other assets	3,005	3,331

Total current assets	45,953	40,557
Furniture, fixtures, equipment and software development, net	12,069	11,808
Deferred income taxes	16,208	15,812
Investment in affiliates	1,678	395
Goodwill	39,581	39,580
Other intangibles, net	10,727	10,405
Other assets	4,321	3,140

Total assets	$130,537	$121,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,349	$10,575
Accrued expenses	8,620	5,522
Current maturities of long-term debt	3,898	1,318
Deferred income	16,588	12,879
Book advances	99	48

Total current liabilities	30,554	30,342
Deferred rent	1,232	1,178
Long-term debt	4,276	5,710
Series B-1 Preferred Stock, $.01 par value; 10,000 and none authorized, issued and outstanding at September 30, 2004 and December 31, 2003, respectively (liquidation value of $10,831)	9,861	—
Stockholders’ equity:
Preferred stock, $.01 par value; 4,990,000 and 5,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,501,727 and 27,385,273 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	275	274
Additional paid-in capital	115,797	114,829
Accumulated deficit	(31,146)	(30,261)
Accumulated other comprehensive loss	(312)	(375)

Total stockholders’ equity	84,614	84,467

Total liabilities and stockholders’ equity	$130,537	$121,697

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Revenue
Test Preparation Services	$24,185	$25,045	$61,178	$57,523
K-12 Services	2,752	3,959	16,732	12,073
Admissions Services	2,665	3,000	8,086	7,797

Total revenue	29,602	32,004	85,996	77,393

Cost of revenue
Test Preparation Services	7,316	6,637	18,449	16,207
K-12 Services	2,711	1,871	9,380	4,527
Admissions Services	1,161	812	2,314	2,190

Total cost of revenue	11,188	9,320	30,143	22,924

Gross profit	18,414	22,684	55,853	54,469

Operating expenses	19,161	17,341	56,764	50,422

Income (loss) from operations	(747)	5,343	(911)	4,047

Interest expense	(236)	(69)	(471)	(428)
Other income	137	22	146	118

Income (loss) before (provision) benefit for income taxes	(846)	5,296	(1,236)	3,737
(Provision) benefit for income taxes	354	(2,225)	513	(1,570)

Net income (loss)	(492)	3,071	(723)	2,167
Dividends on Series B-1 Preferred Stock	(126)	—	(163)	—

Net income (loss) attributed to common stockholders	(618)	3,071	(886)	2,167
Basic income (loss) per share	$(0.02)	$0.11	$(0.03)	$0.08

Diluted income (loss) per share	$(0.02)	$0.11	$(0.03)	$0.08

Weighted average shares used in computing net income (loss) per share
Basic	27,497	27,317	27,437	27,288

Diluted	27,497	27,527	27,437	27,425

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,

	2004	2003

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(723)	$2,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,167	1,263
Amortization	3,898	3,223
Noncash interest expense	16	—
Bad debt expense	607	262
Loss on disposal of fixed assets	(1)	2
Deferred income taxes	(408)	1,570
Deferred rent	53	187
Stock based compensation	74	115
Loss in investment in affiliates	66	4
Net change in operating assets and liabilities:
Accounts receivable	3,375	(263)
Other receivables	38	453
Prepaid expenses	232	(602)
Other assets	(79)	(530)
Accounts payable	(9,227)	(2,130)
Accrued expenses	3,101	1,537
Deferred income	3,709	1,925
Book advances	51	(336)

Net cash provided by operating activities	5,949	8,847

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development	(2,984)	(2,550)
Investment in affiliates	(819)	—
Purchase of franchises and other businesses, net of cash acquired	—	(465)
Loan receivable	500	—
Notes receivable	—	255
Additions to capitalized development costs and other assets	(2,715)	(1,391)

Net cash used in investing activities	(6,018)	(4,151)

Cash flows from financing activities:
Dividends paid on preferred stock	(163)	—
Capital lease payments	(458)	(118)
Notes payable related to acquisitions	(1,492)	(1,248)
Proceeds from credit facility	1,999	—
Proceeds from exercise of options	396	540
Proceeds from sale of Series B-1Preferred Stock, net of issuance costs	9,861	—
Payment of deferred financing cost	(145)	—

Net cash provided by (used in) financing activities	$9,998	$(826)

Effect of exchange rate on cash	47	—
Net increase in cash and cash equivalents	9,976	3,870
Cash and cash equivalents, beginning of period	13,937	11,963

Cash and cash equivalents, end of period	$23,913	$15,833

Supplemental disclosure of non-cash investing activities:
Equipment acquired through capital leases	$900	$62
Shares issued in conjunction with investment in affiliates	$500	$—

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2004

1. Basis of Presentation

                    The accompanying unaudited interim consolidated financial statements of The Princeton Review, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC, Princeton Review Operations, LLC, Princeton Review Carolinas, LLC and The Princeton Review Canada Inc., as well as the Company’s national advertising fund.  This financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Other Intangible Assets

                    Intangibles consist of the following (in thousands):

	September 30, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets
Franchise costs	$283	$203	$283	$175
Publishing rights	1,761	666	1,761	611
Web content	7,909	2,887	6,672	2,116
Trademark	338	13	338	12
Non-compete agreements	1,245	985	1,104	715
Customer lists	2,700	810	2,700	608
Course development	976	402	592	289

Total	15,212	5,966	13,450	4,526
Intangible assets not subject to amortization
Territorial marketing rights	2,208	727	2,208	727

Total intangibles	$17,420	$6,693	$15,658	$5,253

Total intangibles, net of accumulated amortization	$10,727		$10,405

Products and Services

                    The following table summarizes the Company’s revenue and cost of revenue for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands)
Revenue
Services	$26,195	$28,281	$73,441	$64,655
Products	1,291	1,564	7,112	6,928
Other	2,116	2,159	5,443	5,810

Total revenue	$29,602	$32,004	$85,996	$77,393

Cost of Revenue
Services	$9,547	$7,950	$25,124	$18,847
Products	1,472	1,267	4,522	3,680
Other	169	103	497	397

Total cost of revenue	$11,188	$9,320	$30,143	$22,924

                    Services revenue includes course fees, professional development, subscription fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests, sales of course material to independently-owned franchisees and fees from a publisher for manuscripts delivered.  Other revenue includes royalties from independently-owned franchisees and royalties and marketing fees received from publishers.

Stock-Based Compensation

                    The Company accounts for the issuance of stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Generally for the Company’s stock option plans, no compensation cost is recognized in the Consolidated Statements of Operations because the exercise price of the Company’s stock options equals the market price of the underlying common stock on the date of grant.

                    Had the Company accounted for its employee stock options under the fair-value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net income (loss) and income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands, except per share data)
Net income (loss) attributed to common stockholders, as reported	$(492)	$3,071	$(723)	$2,167
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(308)	(239)	(855)	(1,095)
Pro forma net income (loss) attributed to common stockholders	$(800)	$2,832	$(1,578)	$1,072
Basic and diluted income (loss) per share, as reported	$(0.02)	$0.11	$(0.03)	$0.08
Basic and diluted income (loss) per share, pro forma	$(0.03)	$0.10	$(0.06)	$0.04

                    During the nine months ended September 30, 2004, employees exercised 52,892 stock options.

Reclassification

                    Certain balances have been reclassified to conform to the current year presentation.

2. Line of Credit

                    On May 21, 2004, the Company entered into a credit agreement with Commerce Bank, N.A. for a three-year revolving credit facility with a maximum aggregate principal amount of $5.0 million.  The line of credit is secured by the Company’s accounts receivable and bears a variable interest rate based on either the prime rate or 150 to 175 basis points over the London Interbank Offered Rate (“LIBOR”), in accordance with the terms of the agreement. As of September 30, 2004, the effective interest rate was 3.4%.  This credit facility is subject to the Company maintaining certain financial covenants and other covenants set forth in the credit agreement and requires the Company to pay a quarterly unused facility fee of 0.375%. As of September 30, 2004, $2.0 million was outstanding under this credit facility.

                    As of September 30, 2004, the Company was not in compliance with a financial covenant contained in the credit agreement requiring the maintenance of a certain fixed charge coverage ratio.  The balance outstanding under the line of credit has been reclassified to current liabilities as a result of such non-compliance.  Unless the Company can obtain a waiver from the lending institution, it will be required to pay interest at a rate that is 2% higher than the rate otherwise payable by the Company, and the Company will not be able to borrow additional amounts under the agreement, while it remains out of compliance with this covenant.

3. Series B-1 Preferred Stock

                    On June 4, 2004, the Company sold 10,000 shares of Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10 million in the aggregate to Fletcher International, Ltd. (“Fletcher”).  Prior to conversion, each share of Series B-1 Preferred Stock accrues dividends at an annual rate of the greater of: (1) five percent (5%), and (2) the 90-day LIBOR plus one and one-half percent (1.5%), payable, at the Company’s option, in cash or registered shares of the Company’s common stock. As of September 30, 2004, the dividend rate was 5%. The shares are initially convertible into the Company’s common stock at any time at a conversion rate of $11.00 per share, subject to adjustment upon certain events. As of September 30, 2004, there were 909,091 shares of common stock reserved for issuance upon conversion of the Series B-1 Preferred Stock.  Fletcher has the right, for a period of two years beginning July 1, 2005, to purchase up to $20 million in newly created series of preferred stock (the “Additional Preferred Stock”) having similar terms, conditions, rights, preferences and privileges as the Series B-1 Preferred Stock.  The Additional Preferred Stock is convertible into shares of the Company’s common stock at a conversion price equal to 120% of the then prevailing price of the common stock, subject to a minimum of $11.00 per share.  After 18 months, Fletcher may also redeem the value of its original investment in the Series B-1 Preferred Stock and the Additional Preferred Stock for shares of common stock based upon a redemption rate equal to 102.5% of the then prevailing price of the Company’s common stock plus the value of any accrued and unpaid dividends or, at the Company’s option, cash.

                    The voting rights of the Series B-1 Preferred stockholders are limited to voting with regard to: (1) any changes to the rights, preferences or privileges of the Series B-1 Preferred stockholders, (2) authorizing, creating or issuing any senior securities or securities that rank pari passu with the Series B-1 Preferred Stock and (3) changing the number of authorized shares of preferred stock.

                    The Company was required to register the underlying common stock issuable upon conversion of the Series B-1 Preferred Stock with the Securities and Exchange Commission (“SEC”) by no later than September 29, 2004. A Registration Statement was filed with the SEC in July 2004, but has not yet become effective.  As a result of the registration statement not being effective, the Company is not in compliance with its registration obligation under its agreement with Fletcher and therefore, pursuant to the agreement, the dividend rate on the Series B-1 Preferred Stock increased from 5% to 15% for the month of October 2004. After the month of October, the dividend rate reverts back to the standard rate under the agreement.  In addition, beginning on October 30, 2004, and every month thereafter, there will be a 5% reduction, compounded for each month the registration statement is not effective, in the conversion price of the Series B-1 Preferred Stock, until the registration statement is declared effective. The registration statement is currently in the process of being reviewed by the SEC.

                    On September 30, 2004, dividends in the amount of $162,500 were paid to the Series B-1 Preferred stockholder.

4. Investment in Affiliates

                    On June 25, 2004, the Company invested $625,000 and issued 63,562 shares of the Company’s common stock, with an approximate value of $500,000 at the time of issuance, and incurred $269,000 of acquisition costs for an approximate 22% equity interest in Oasis Children’s Services, LLC (“Oasis”).  Oasis works with schools, school systems and communities to operate summer and after-school programs.  In conjunction with the investment, Oasis and the Company have agreed to, from time to time, jointly develop, market and sell summer programs for the K-12 market that combine recreational and enrichment programs and activities provided by Oasis with educational programs and activities provided by the Company.  The Company accounts for its investment in Oasis using the equity method.

5. Segment Information

                    The Company’s operations are aggregated into three reportable segments.  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

                    The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, office facilities expenses, human resources expenses and other shared services, which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The K-12 Services division earns fees from assessment, remediation and professional development services it renders to K-12 schools and from its content development work.  The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions and from selling advertising and sponsorships. Additionally, each division earns royalties and other fees from sales of its books published by Random House.

                    The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash and non-operations-related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, nor as an alternative to any other measure of performance calculated in conformity with GAAP.

	(in thousands)

	Three Months Ended September 30, 2004

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$24,185	$2,752	$2,665	$—	$29,602
Operating Expenses (including depreciation and amortization)	$10,804	$4,350	$3,396	$611	$19,161
Segment Assets	$29,097	$14,333	$22,475	$64,632	130,537
Segment Operating Income (Loss)	$6,065	$(4,309)	$(1,892)	$(611)	$(747)
Depreciation & Amortization	501	556	459	315	1,831
Other	—	—	—	—	—

Segment EBITDA	$6,566	$(3,753)	$(1,433)	$(296)	$1,084

	Three Months Ended September 30, 2003

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$25,045	$3,959	$3,000	$—	$32,004
Operating Expenses (including depreciation and amortization)	$10,903	$3,444	$2,887	$107	$17,341
Segment Assets	$32,079	$12,430	$24,033	$47,263	115,805
Segment Operating Income (Loss)	$7,617	$(1,310)	$(653)	$(311)	5,343
Depreciation & Amortization	381	413	457	311	1,562

Segment EBITDA	$7,998	$(897)	$(196)	$—	$6,905

	Nine Months Ended September 30, 2004

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$61,178	$16,732	$8,086	$—	$85,996
Operating Expenses (including depreciation and amortization)	$32,736	$12,705	$9,808	$1,515	$56,764
Segment Assets	$29,097	$14,333	$22,475	$64,632	130,537
Segment Operating Income (Loss)	$9,993	$(5,353)	$(4,036)	$(1,515)	$(911)
Depreciation & Amortization	1,270	1,602	1,343	850	5,065
Other	—	—	(68)	—	$(68)

Segment EBITDA	$11,263	$(3,751)	$(2,761)	$(665)	$4,086

	Nine Months Ended September 30, 2003

	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$57,523	$12,073	$7,797	$—	$77,393
Operating Expenses (including depreciation and amortization)	$30,584	$9,527	$9,097	$1,214	$50,422
Segment Assets	$32,079	$12,430	$24,033	$47,263	$115,805
Segment Operating Income (Loss)	$10,844	$(1,935)	$(3,444)	$(1,418)	$4,047
Depreciation & Amortization	1,141	1,140	1,329	876	4,486
Other	—	—	(4)	—	(4)

Segment EBITDA	$11,985	$(795)	$(2,119)	$(542)	$8,529

	Three Months Ended September 30,		Nine Months Ended September 30,

Reconciliation of operating loss to net loss	2004	2003	2004	2003

Total income (loss) for reportable segments	$(747)	$5,343	$(911)	$4,047
Unallocated amounts:
Interest expense	(236)	(69)	(471)	(428)
Other income	137	22	146	118
(Provision) benefit for income taxes	354	(2,225)	513	(1,570)

Net income (loss)	$(492)	$3,071	$(723)	$2,167

6. Income (Loss) Per Share

                    Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities, and dividends related to convertible securities are added back to net income attributed to common stockholders.  The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive.  During the periods presented in which the Company reported a net loss, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

                    The following table sets forth the denominators used in computing basic and diluted income (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands)
Weighted average common shares outstanding
Basic	27,497	27,317	27,437	27,288
Net effect of dilutive stock options-based on the treasury stock method	—	201	—	128
Net effect of dilutive convertible preferred stock-based on the if converted method	—	—	—	—
Other	—	9	—	9

Diluted	27,497	27,527	27,437	27,425

                    For the three months ended September 30, 2004, 188,989 stock options, 909,091 shares of convertible preferred stock and 9,128 contingency shares were excluded from the computation of diluted earnings per common share due to their antidilutive effect. For the nine months ended September 30, 2004, 317,899 stock options, 392,940 shares of convertible preferred stock and 9,128 contingency shares were excluded from the computation of diluted net loss per common share due to their antidilutive effect.

7. Comprehensive Income (Loss)

                    The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(in thousands)
Net income (loss)	$(492)	$3,071	$(723)	$2,167
Foreign currency translation adjustment	256	(9)	46	(41)
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefits of $0 and $(24), and $(12) and $(14), respectively	—	33	17	19

Total comprehensive income (loss)	$(236)	$3,095	$(660)	$2,145

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements.  Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Overview

                    We develop, market and sell integrated classroom-based, print and online products and services to students, parents, educators and educational institutions. We operate our businesses through three divisions, which correspond to our business segments.

Test Preparation Services

                    Our Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services.  More recently, this division began offering Supplementary Educational Services (“SES”), or after school academic instruction under the No Child Left Behind Act of 2001, to students in public school districts.

                    During the first nine months of 2004, the fastest growing areas for this division have been its tutoring and online courses, in part because students are enrolling to prepare for the new version of the SAT test, which goes into effect in early 2005, and SES courses, sales of which have increased in response to the increased emphasis on state assessments.  However, in the third quarter of 2004, growth in online and tutoring revenue was offset by lower enrollments in our LSAT and GMAT courses.  While the second half of 2004 will be slower than expected, Test Preparation Services division revenue is still expected to post moderate growth for 2004.

                    Our LSAT course was recently revamped to target the more competitive student, with more than double the instruction time and more support materials.  Despite positive feedback from students, enrollment for this course was weak during the third quarter of 2004 due to a combination of poor timing of the rollout and a late marketing effort, which shortened the sales cycle.  Effects of this continue to be felt in enrollment for the October LSAT course, but December and February enrollment for this course currently appears to be improving.  GMAT enrollment was down due to a general drop-off in business school applications.  We expect weakness in GMAT enrollments to continue until there is a recovery in business school applications.

K-12 Services

                    Our K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and face-to-face instruction.  As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division has seen the interest by the public school market for its products grow and the average dollar volume of its contracts double over the last year.  Despite a 32% decline in the third quarter of 2004 over the corresponding quarter in 2003, due primarily to revenue recognition timing issues,  revenues in this division grew by 39% in the first nine months of 2004 over the corresponding nine-month period in 2003. While this performance and the revenue growth in this division over the prior several quarters is no guaranty that revenues in this division will continue to grow at these rates, we are optimistic that we can continue to grow revenues in this K-12 market.

                    Alongside the impressive revenue growth in our K-12 Services division, we have encountered several challenges.  As this division has grown over the last several years, we have begun to enter into more and more large, multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies,  requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction.  These contracts present several types of risks and uncertainties.

                    The approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we must begin performance.  This means that we must, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer.  Costs, however, are recorded as incurred, whether or not the contract is signed.  While we do not incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control.  This situation has made it more difficult for us to forecast revenue streams from these contracts from quarter to quarter.  This may make it more difficult for us to deliver operating results in line with our and analysts’ forecasts, and could therefore adversely affect our stock price.  In the third quarter of 2004, this situation prevented us from recognizing approximately $3.8 million in revenue from two significant contract renewals, which, despite our best efforts, were not executed as of the end of the quarter.  While we are working diligently to execute these contracts as soon as possible, with the goal of recognizing the revenue from these contracts in the fourth quarter of 2004, we cannot be certain that this will occur.

                    Because our customers are frequently unable to begin payment for services until formal approval of the agreement, this delay in formal contract execution may also cause our cash balances to fluctuate significantly from period to period and may expose us to credit risk.  While we believe that we may be able to recover against a customer for which we have performed services but which fails to render payment based on the absence of a signed contract, based on several legal theories designed to prevent unjust enrichment, this basis of recovery may not be available in all jurisdictions where we enter into these contracts, or may limit our recovery with respect to amounts or timing.  Accordingly, the absence of a signed agreement may, depending on the laws of the applicable jurisdiction, make it substantially more difficult or impossible for us to recover sums due us under these agreements.  While we have not experienced a default by a customer under such circumstances to date, and believe that the nature of the parties with which we are contracting makes such a default less likely, it is a possibility that such circumstances may arise in the future with respect to one or more of these contracts.

                    The significant increase in the number of these large contracts that we are servicing, within a compressed time frame, has also put a strain on our accounting systems.  While our accounting and transaction processing systems were adequate to accommodate our core business of selling test preparation courses and tutoring services, they must evolve to adequately deal with the demands of these large K-12 contracts, which now represent a larger and growing component of our overall revenue stream.  Over the last six months, and as part of testing and documenting our internal control structure as required by the Sarbanes-Oxley Act of 2002, we are making a number of improvements designed to strengthen our financial systems and processes in this area, as well as our internal control structure as a whole.  Some of these improvements include the implementation of new accounting software, the retention of a consultant and the hiring of additional personnel in the accounting department.  However, there are additional improvements that must be made, and until all improvements are complete we cannot be certain that our systems will allow us to continue to record and process all relevant information relating to these contracts in a timely fashion.

                    While we see continued strong revenue growth in this division, operating results are difficult to predict accurately, due to the foregoing factors and the fact that each contract entered into by this division has its own, unique product mix.  Because our various products in this division have different gross margins (professional development and live course instruction products typically have lower gross margins than fees for assessment products and printed materials), contracts with varying product mix could significantly alter this division’s operating results from period to period.

Admissions Services

                    Our Admissions Services division derives most of its revenue from the sale of web-based admissions and application management products and marketing services to educational institutions.  This year the Admissions Services division began selling a new high school counseling service in a pilot program with several high schools in Colorado.

                    In 2003, revenues in this division did not grow over the 2002 levels.  In the third quarter of 2004, the division’s performance was again below management’s expectations, primarily due to lackluster demand for subscription-based admissions and application management services.

                     We are currently in the process of refocusing this division’s overall direction, with significant changes currently scheduled for implementation during the fourth quarter of 2004.  The primary focus of the effort will be to change the way we charge post-secondary academic institutions for our marketing services.  We will move from the current model of pricing for various bundles of marketing services, to a model where payment is based upon actual leads we generate.  We believe this model will allow us to better capitalize on the popularity of our web site with college and graduate school-bound students.  To support this change in our marketing services model, we are re-launching our web site with a view to optimizing our ability to match the right prospects with the post-secondary institutions looking to attract them.  We believe that we will need to further increase revenues before this division will show sustainable operating profits, and it is management’s hope that this new direction will provide the needed momentum to do so.

                    If this division continues to deliver disappointing results in the fourth quarter of 2004 and its estimated future cash flows are determined to be insufficient to justify the intangible assets recorded in this division, we may need to write down, in the fourth quarter, the goodwill on our balance sheet that we recorded in connection with our acquisition of Embark.com, Inc.  Any such write-down will decrease our net income, or increase our net loss, as applicable.  Until we conduct our impairment test for this asset, we will not be able to predict the magnitude of this potential write-down, if any, but it could be as large as $8.7 million, which is the entire value of the Embark goodwill.

Results of Operations

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

                    Overall, results for the third quarter of 2004 were below expectations in all three divisions, albeit the K-12 shortfall is due to the timing of revenue recognition, rather than underlying weakness in demand.  The K-12 Services division experienced delays in execution by its customers of two significant contracts that are already being serviced, which resulted in an inability to record revenue associated with those contracts in the third quarter, despite having to book associated expenses.  In the Test Preparation Services division, weakness in enrollments in LSAT and GMAT courses offset growth in online courses and tutoring.  The Admissions Services division, despite rolling out a new counseling product, experienced a decrease in revenue primarily due to weak demand for subscription-based services from its post-secondary institution customers.  This division continues to grow below our expectations given the opportunities we see.

Revenue

                    Our total revenue decreased from $32.0 million in 2003 to $29.6 million in 2004, representing an 8% decrease.

                    Test Preparation Services revenue decreased from $25.0 million in 2003 to $24.2 million in 2004, representing a 3% decrease, comprised primarily of a decrease of approximately $690,000 in revenue from our company-owned operations.  This decrease is primarily due to weakness in enrollment in our LSAT and GMAT test preparation courses, and was partially offset by increases in online and tutoring revenue.

                    K-12 Services revenue decreased from $4.0 million in 2003 to $2.7 million in 2004, representing a 32% decrease.  This decrease resulted from our inability to record approximately $3.8 million in revenue in the third quarter of 2004 from two significant contracts that we are servicing, but which have not been formally executed by the customers.

                    Admissions Services revenue decreased from $3.0 million in 2003 to $2.7 million in 2004, representing an 11% decrease. This decrease resulted primarily from lower fees from post-secondary institutions due to lackluster demand for subscription-based services

Cost of Revenue

                    Our total cost of revenue increased from $9.3 million in 2003 to $11.2 million in 2004, representing a 20% increase.

                    Test Preparation Services cost of revenue increased from $6.6 million in 2003 to $7.3 million in 2004, and increased as a percentage of revenue from 27% to 30%.  This increase in cost of revenue as a percentage of revenue is due to lower average class size.  The reduction in average class size is primarily due to lower enrollments in LSAT and GMAT preparation courses.

                    K-12 Services cost of revenue increased from $1.9 million in 2003 to $2.7 million in 2004, representing a 45% increase.  This increase is primarily attributable to an increase in costs incurred to service contracts with school-based customers.  Cost of revenue significantly increased as a percentage of revenue primarily because we recorded the costs related to two large contracts that we are servicing, but were unable to record the corresponding revenue.  Additionally, one of these contracts is primarily a relatively low margin professional development contract.

                    Admissions Services cost of revenue increased from $812,000 in 2003 to $1.2 million in 2004, representing a 43% increase, primarily due to greater customer support costs and increased student survey costs for several new student guidebooks.

Operating Expenses

                    Selling, general and administrative expenses increased from $17.3 million in 2003 to $19.2 million in 2004, representing a 10% increase.  This increase resulted primarily from the following:

•	an increase of approximately $1.6 million in salaries and payroll taxes, resulting primarily from increased headcount;

•	an increase of approximately $585,000 attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;
•	an increase of approximately $266,000 in bad debt expense; and
•	an increase of approximately $205,000 in web site technology and development expenses.

These increases were partially offset by a decrease of approximately $1.3 million in advertising and marketing expense, primarily due to lower national advertising and mass media expenditures.

                    Operating expenses for the fourth quarter of 2004 are expected to include significant amounts related to our work to review, assess and formalize our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes

                    The estimated effective tax rate was approximately 42% in both 2004 and 2003

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

                    While the nine-month period ended September 30, 2004 showed growth in revenue in all of our divisions compared to the comparable period in 2003, the factors and trends described in the three-month comparison also negatively impacted our year-to-date operating results.

Revenue

                    Our total revenue increased from $77.4 million in 2003 to $86.0 million in 2004, representing an 11% increase.

                    Test Preparation Services revenue increased from $57.5 million in 2003 to $61.2 million in 2004, representing a 6% increase, comprised primarily of an increase of approximately $3.8 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $452,000 in revenue attributable to the operations acquired from our former franchisee, Princeton Review of North Carolina, Inc., an increase of approximately $2.2 million in course and tutoring revenue at our other locations, the majority of which is attributable to an increase in our tutoring and online course revenue, and an increase of approximately $1.2 million in SES sales to schools.

                    K-12 Services revenue increased from $12.1 million in 2003 to $16.7 million in 2004 representing a 39% increase.  This increase resulted primarily from an increase of approximately $4.6 million in revenue from schools for printed test materials, professional development, live course revenues and Homeroom subscriptions.

                    Admissions Services revenue increased from $7.8 million in 2003 to $8.1 million in 2004, representing a 4% increase. This increase resulted primarily from increased sales of college counseling services to high schools, a new product offering in 2004 by this division, which was partially offset by lower revenues from post-secondary institutions.

Cost of Revenue

                    Our total cost of revenue increased from $22.9 million in 2003 to $30.1 million in 2004, representing a 31% increase.

                    Test Preparation Services cost of revenue increased from $16.2 million in 2003 to $18.4 million in 2004, representing a 14% increase, primarily as a result of increasing the number of courses, tutoring sessions and SES programs delivered year to date. Cost of revenue as a percentage of revenue increased due to reduction in the average class size.

                    K-12 Services cost of revenue increased from $4.5 million in 2003 to $9.4 million in 2004, representing a 107% increase.  This increase is primarily attributable to an increase in costs incurred to service increasing numbers and increasingly complex contracts with school-based customers.  The percentage increase in cost of revenue was significantly higher than the increase in revenue in this division primarily because we recorded the costs related to two large contracts that we are servicing, but were unable to record the corresponding revenue.  Additionally, one of these contracts is primarily a relatively low margin professional development contract.

                    Admissions Services cost of revenue increased from $2.2 million in 2003 to $2.3 million in 2004, representing a 6% increase, primarily due to increased customer support costs.

Operating Expenses

                    Selling, general and administrative expenses increased from $50.4 million in 2003 to $56.8 million in 2004, representing a 13% increase.  This increase resulted primarily from the following:

•	an increase of approximately $2.6 million in salaries and payroll taxes, resulting primarily from increased headcount;
•	an increase of approximately $2.1 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;
•	an increase of approximately $738,000 in web site technology and development expenses;
•

an increase of approximately $407,000 in depreciation and amortization expenses, due primarily to increased amortization expense relating to the K-12 Services division’s web site development costs; and

•	an increase of approximately $405,000 in professional fees, comprised primarily of legal and accounting fees.

These increases were partially offset by a decrease of approximately $630,000 in advertising and marketing expense primarily due to lower national advertising and mass media expenditures.

Income Taxes

                    The estimated effective tax rate was approximately 42% in both 2004 and 2003.

Liquidity and Capital Resources

                    Our current primary sources of liquidity are cash and cash equivalents on hand and cash flow from operations.  Our Test Preparation Services division currently generates the largest portion of our cash from its retail classroom and tutoring courses.  While historically we have had minimal bad debt write-offs, our cash receipts related to contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.  Increasingly, across all of our divisions,  we are generating cash from contracts with institutions such as K-12 schools and post secondary institutions.  As of September 30, 2004, the “days sales outstanding” was 52 days, which may increase if we experience large delays in collecting on our sales to institutions.

                    On June 4, 2004, we sold 10,000 shares of Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10 million in the aggregate to Fletcher International, Ltd. (“Fletcher”).  Prior to conversion, each share of Series B-1 Preferred Stock accrues dividends at an annual rate of the greater of: (1) five percent (5%), and (2) the 90-day LIBOR plus one and one-half percent (1.5%), payable, at our option, in cash or registered shares of our common stock. As of September 30, 2004, the dividend rate was 5%. The shares are initially convertible into our common stock at any time at a conversion rate of $11.00 per share, subject to adjustment upon certain events. As of September 30, 2004, there were 909,091 shares of common stock reserved for issuance upon conversion of the Series B-1 Preferred Stock.  Fletcher has the right, for a period of two years beginning July 1, 2005, to purchase up to $20 million in newly created series of preferred stock (the “Additional Preferred Stock”) having similar terms, conditions, rights, preferences and privileges as the Series B-1 Preferred Stock.  The Additional Preferred Stock is convertible into shares of our common stock at a conversion price equal to 120% of the then prevailing price of the common stock, subject to a minimum of $11.00 per share.  After 18 months, Fletcher may also redeem the value of its original investment in the Series B-1 Preferred Stock and the Additional Preferred Stock for shares of common stock based upon a redemption rate equal to 102.5% of the then prevailing price of our common stock plus the value of any accrued and unpaid dividends or, at our option, cash.

                    We were required to register the underlying common stock issuable upon conversion of the Series B-1 Preferred Stock with the SEC by no later than September 29, 2004.  We filed a Registration Statement with the SEC in July 2004, but it has not yet become effective.  As a result of the registration statement not being effective, we are not in compliance with our registration obligation under our agreement with Fletcher and, therefore, pursuant to the agreement, the  dividend rate on the Series B-1 Preferred Stock increased from 5% to 15% for the month of October 2004. After the month of October, the dividend rate reverts back to the standard rate under the agreement.  In addition, beginning on October 30, 2004, and every month thereafter, there will be a 5% reduction, compounded for each month the registration statement is not effective, in the conversion price of the Series B-1 Preferred Stock until the registration statement is declared effective. The registration statement is currently in the process of being reviewed by the SEC.

                    On May 21, 2004, we entered into a credit agreement with Commerce Bank, N.A. for a three-year revolving credit facility with a maximum available borrowing of $5.0 million.  The line of credit is secured by our accounts receivable and bears a variable interest rate based on either the prime rate or 150 to 175 basis points over the London Interbank Offered Rate (“LIBOR”), in accordance with the terms of the agreement. As of September 30, 2004, the effective interest rate was 3.4%.  This credit facility is subject to the our maintaining certain financial covenants and other covenants set forth in the credit agreement and requires us to pay a quarterly unused facility fee of 0.375%.  We borrowed $2 million under this facility in May 2004 and used most of the proceeds to repay higher interest, fixed rate debt. As of September 30, 2004, $2.0 million was outstanding under this credit facility.

                    As of September 30, 2004, we were not in compliance with a financial covenant contained in the credit agreement requiring the maintenance of a certain fixed charge coverage ratio.  The balance outstanding under the line of credit has been reclassified to current liabilities as a result of such non-compliance.  Unless we can obtain a waiver from the lending institution, we will be required to pay interest at a rate that is 2% higher than the rate otherwise payable by the company, and we will not be able to borrow additional amounts under the agreement, while the company remains out of compliance with this covenant.  We are currently seeking to obtain such waiver, and to amend the credit agreement to modify this covenant.  If we are unable to obtain the waiver and amendment of terms we seek, we may pay down some or all of the outstanding balance with cash on hand.

                    Our future capital requirements will depend on various factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting these products and services. Our contractual obligations in both the near and long term consist primarily of operating lease obligations and purchase obligations.  We anticipate that our sources of cash will be more than sufficient to cover these obligations, the costs of revenue and the costs of our infrastructure and people, our largest uses of cash.

                    Net cash provided by operating activities during the nine months ended September 30, 2004 was $5.9 million, despite incurring a net loss in the period, resulting primarily from increased collections on our accounts receivable balances, increases in deferred income and depreciation and amortization.  These sources of cash were partially offset by the payment to post secondary schools for application fees collected as of December 31, 2003 on their behalf, as well as the payment of trade payables due as of that date.  Application fees collected on behalf of post secondary schools are typically at their highest levels at the end of December, when many schools have their application deadlines.

                    Net cash used in investing activities during the nine months ended September 30, 2004 was $6.0 million, resulting primarily from the purchase of fixed assets, investment in development projects and our investment in Oasis Children’s Services, LLC.

                    Net cash contributed by financing activities during the nine months ended September 30, 2004 was $10.0 million, resulting primarily from the issuance of preferred stock to Fletcher International for $9.9 million and the borrowing of $2.0 million under our credit facility with Commerce Bank, which were partially offset by principal payments on loans and capital equipment leases.

                    At September 30, 2004, we had approximately $23.9 million of cash and cash equivalents.  We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months.

Deferred Income Taxes

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

                    We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  At September  30, 2004, we had a net deferred tax asset of approximately $17.1 million, primarily relating to our net operating loss carryforwards of $43.6 million, which expire in varying amounts between 2020 and 2024.

                    Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. Although realization is not assured at September 30, 2004, we believe it is more likely than not that all of the deferred tax asset will be realized. We base this belief upon the 2003 level of taxable income, as well as projections of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record a valuation allowance for the entire deferred tax asset, which would have a significant impact on our consolidated financial statements.

Impact of Inflation

                    Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

                    We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price.  We typically generate the largest portion of our test preparation revenue in the third quarter.  The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of the year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, but we are not yet able to predict the impact of seasonal factors on this business with any degree of accuracy.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                    Our portfolio of marketable securities includes primarily short-term money market funds.  The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  While some of our outstanding long-term debt bears interest at fixed rates, our recently completed $5.0 million credit facility with Commerce Bank bears interest at a variable rate based on the prime rate or LIBOR.  During the nine months ended September 30, 2004, interest expense associated with borrowings under this credit facility was approximately $20,000, at a weighted average interest rate of approximately 2.9%.  A 100 basis point increase in the interest rate would have resulted in a $7,000 increase in interest expense during this period.  Additionally, our recently issued Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR.  During the nine months ended September 30, 2004, we paid dividends on the Series B Preferred Stock in an aggregate amount of $162,500, at the rate of 5%.  A 100 basis point increase in the dividend rate would have resulted in a $33,000 increase in dividends paid during this period.  We do not currently hold or issue derivative financial instruments.

                    Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue.  Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.  Controls and Procedures

                    We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act, (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Scope of the Controls Evaluation

                    The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting and finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

                    A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Issues Identified

                    In July, 2004, our independent auditor, Ernst & Young LLP reported in writing to the company and its audit committee that it had identified two “reportable conditions” (as defined under standards established by the American Institute of Certified Public Accountants) relating to our internal controls over financial reporting.  One of these reportable conditions concerned the need for better controls to handle a greater volume of multiple element contracts in our K-12 Services division and address related revenue recognition issues.  The other involved the need to strengthen certain review procedures during the monthly closing process within the accounting department. We are dedicating substantial resources to improving our internal control over financial reporting, both in response to the identified reportable conditions and as part of an ongoing initiative to test and strengthen internal control overall.  In the course of this broad review of our internal control structure, we have identified several additional areas where our internal controls need to be improved.  These additional areas include the need for greater segregation of duties in the accounting department and better documentation of certain review processes.

                    To address the reportable conditions identified by our auditors and the other issues identified as part of our review, we are in the process of making various improvements in our internal control structure, including the implementation of a new accounting and financial reporting software system, which is expected to be operational in 2005.  In addition, we retained consultants to assist us with the implementation of this new system and with our overall review of our internal controls in connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have also hired and will continue to recruit and hire additional qualified personnel for the accounting department, as necessary to address segregation of duties and other identified concerns.  We are not aware of any instance where the reportable conditions or other are as of our internal control structure identified by us as needing improvement have resulted in a failure to timely and accurately disclose information required to be disclosed in reports we file or submit under the Exchange Act.

Conclusions

                    Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above under “Scope of the Controls Evaluation,” our Disclosure Controls were effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, during the period covered by this Form 10-Q, we have made certain modifications to our Disclosure Controls as described above and believe that there are additional improvements that must be made.  Until all such improvements are complete, we cannot be certain that our Disclosure Controls will continue to remain effective.  Except as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          From time to time, we are involved in legal proceedings incidental to the conduct of our business.  We are not currently a party to any legal proceeding, which, in the opinion of our management, is likely to have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits

      (a)  Exhibits:

Exhibit Number	Description

10.1	Lease, dated as of August 1, 2004, by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord and The Princeton Review, Inc., as Tenant.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

	By:	/s/ STEPHEN MELVIN

Stephen Melvin Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)
November 9, 2004