Form 10-K
period 2004-12-31
PRINCETON REVIEW INC
filed 2005-03-23
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

          The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2004, as reported by the Nasdaq National Market, was approximately $71 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The registrant had 27,569,764 shares of $0.01 par value common stock outstanding at March 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2005 Meeting of Stockholders to be held on June 9, 2005.

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

Item 1.  Business

Overview

          The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We were founded in 1981 by our Chairman and Chief Executive Officer, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we believe we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most of the other major post-secondary and graduate admissions tests. In 2004, we and our franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 120,000 students in over 1,000 locations in the United States and abroad.

          In the last several years, The Princeton Review has transformed itself from primarily a test preparation company to an integrated provider of standardized test preparation, post-secondary admissions and K-12-focused products and services.  During this period, we launched our K-12 Services division; complemented our traditional test preparation products with a range of online options; invested in and acquired new web-based admissions services capabilities and generally broadened and deepened our offerings in our core markets.  While we still derive more than half of our revenue from standardized test preparation, the percentage of our revenue from our newer products and services has risen from 19% in 2001 to 36% in 2004, helping us become a more diversified and balanced company.

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

•

The Admissions Services division, founded in 1986 as our publishing division, provides marketing services and web-based admissions products to higher education institutions and post-secondary counseling services and software to secondary schools and school districts.  The division also operates our Princetonreview.com web site.

          We also author more than 200 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand. Our books are sold primarily through Random House, Inc., from which we collect fees from advances, royalties, and editing and marketing arrangements.

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

Our Products and Services

Test Preparation Services Division

          In 2004, we and our franchisees provided test preparation courses and tutoring services to more than 120,000 students in over 1,000 course locations all across the United States, in Canada and in 19 additional countries. We provide test preparation courses to students taking the following major U.S. standardized tests:

SAT	LSAT (Law School Admissions Test)
GMAT (Graduate Management Admissions Test)	MCAT (Medical College Admissions Test)
GRE (Graduate Record Examination)	ACT (American College Test)
TOEFL (Test of English as a Foreign Language)	PSAT
USMLE (United States Medical Licensing Examination)	SAT II

          Our Classroom-Based Course Offerings

          Our test preparation courses focus on customer service and quality instruction. Our experienced teachers and tutors generally work with groups of 12 or fewer students in our SAT classes. We have completely updated all of our SAT products and materials to reflect the changes made to the SAT as of March 2005. Our GMAT and GRE classes generally have no more than eight students in each class to maximize individual attention and grouping by similar ability. In 2004, we also completely redesigned our LSAT course to target the more competitive student, with more than double the instruction time and more support materials.

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

          Our Online Course Offerings

          Our award-winning online courses are fully interactive and are particularly attractive to students who need the flexibility to prepare at any time of the day or night and on short notice.  This product line is also very profitable and is our fastest growing.

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

          Our School-Based Offerings

          In addition to offering our standardized test preparation courses to individual students, we also offer our SAT, SAT II and ACT test preparation services to schools and districts around the United States.  In 2004, The Princeton Review worked with hundreds of such institutional clients to provide test preparation services to their students. These clients range from remote private schools to large urban school districts. Our institutional test preparation courses are custom designed to meet the needs of these institutional clients and their students. Using the same materials and techniques, we train our own teachers and, occasionally, district teachers to deliver test preparation, remediation and enrichment to districts of all demographics. We also offer extensive testing and professional development services.

          Additionally, since 2003, our Test Preparation Services division has teamed up with our K-12 Services division to become a major provider of Supplemental Education Services (SES) under the federal No Child Left Behind Act of 2001 (NCLB).  Using content and materials developed by our K-12 Services division and Test Preparation Services division teaching techniques and personnel, we deliver remediation and enrichment services directly to thousands of students in school districts throughout the country.  Our customized SES services offer students intensive, live instruction in a small group setting in such critical areas as math and English language arts, including reading.

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
The Princeton Review: Inside the SAT and ACT 2003 Edition (CD ROM software title)

K-12 Services Division

          Services for Schools

          The accountability movement, which has gained momentum over the past 10 years and has been codified by new federal laws, including NCLB, places testing at the center of K-12 education.  Performance on these tests carries important consequences for students, teachers and administrators alike.  Students who perform poorly can face mandatory summer school, a repeated grade, or denial of a high school diploma. For teachers and school administrators, these tests exert strong pressure on teaching and learning, and class or school performance increasingly affects the direction of their careers.

          The K-12 Services division partners with schools to help them meet these challenges and measurably improve academic performance. Recognizing that schools need a broad range of products and services, we offer customized solutions that include formative and benchmarking assessments, professional development, after school programs and face-to-face instruction.  Research indicates that it’s the synergy of effective assessments, improvements in teacher quality, and skill-specific, standards-aligned instruction that can significantly improve student performance, and our goal is to provide schools with the right tools to achieve this result.  In 2004, we worked with the U.S. Department of Education and a number of states and districts across the country, including Virginia, Maryland and Hawaii, the School District of Philadelphia, Los Angeles Unified School District, Chicago City Schools, Memphis City Schools, and The New York City Department of Education.

          We provide the following three major solutions to school districts throughout the country, which we are able to combine into customized programs to meet the specific needs of each school district.

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

          These programs have four important features for school districts:

•	Quick Turnaround. Detailed reports are delivered online, soon after test administration.

•	Useful Reporting. Our reports are designed to be maximally useful for teachers to guide instruction and for students and parents to provide meaningful guidance.

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

Admissions Services Division

          We sell a wide range of products and services that help higher education institutions attract new applicants and manage the student recruitment process, and we work with high schools to aid them in the college and career counseling they deliver.  In addition, we guide students and parents through the transition from high school to college, college to graduate school, and school to career through the information available on Princetonreview.com, our free web site, and the more than 70 print titles we author on these topics.

          The following are some of the major products, services and tools we offer to higher education institutions, high schools, school districts and individual students and parents.

          For Post Secondary Institutions. We sell academic institutions a broad range of marketing and web-based products on a subscription and transactional basis.

•

Marketing Products and Services. Colleges and graduate schools may include an in-depth profile about their school in our books and on our web site. More importantly, we promote these institutions to students who match their profile.  The institutions then pay us when these students request further information.

•

Prospect Management Services. We provide a series of online services for colleges to help manage the admissions process and maximize their yield with prospective students.  These include highly sophisticated online applications, communications tools, interview and recruiting event schedulers, and data integration capabilities.

          For Secondary Schools and School Districts. We sell K-12 school districts support for their post-secondary counseling efforts by offering customizable packages of services that include college counseling advisors, our college guidance books and a web-based college counseling product called Education and Career Opportunities System, or ECOS.

•	Counseling Management Tools. Supported by a combination of online and print tools, we help districts set interim and outcome goals and track the progress of their schools towards those goals.

•	Counseling Support. We provide teams of specialists who provide professional development and counseling services in schools, supporting the efforts of school-based counselors.

          For Princetonreview.com visitors. We attract students to Princetonreview.com by offering extensive, free useful tools and content.  We leverage our high volume of student site usage through our marketing relationships with post-secondary institutions, as well as by selling test preparation services to these students.

•

School Information. We provide detailed information about colleges and graduate schools, including, in many cases, students’ opinions about faculty, workload, social life, sports and more.  This information is largely taken form our bestselling guidebooks.

•

Major, Career and Other Searches. Through a series of wizards, we help students narrow down their list of potential schools, majors, internships, scholarships, and other related educational and career options.

•

Discussion Boards and Communication Tools. We provide a forum for students to discuss college and graduate school admissions experiences, ask questions of students and administrators on campus, and obtain advice from Princeton Review moderators.

•	Organization. We help students keep track of information about their prospective schools, and try to make the process simpler and less stressful.

          Publications of this division include:

Complete Book of Colleges	Complete Book Law Schools
Internship Bible	Complete Book Medical Schools
Visiting College Campuses	Paying for College Without Going Broke
Best Value Colleges	Paying for Graduate School
Guide to Study Abroad	K&W Guide
Guide to Summer Programs	Kids Guide to Majors/Career
Complete Book Business Schools	Guide to College Majors
Best 357 Colleges

Our Franchised Operations

          Our classroom-based test preparation courses and tutoring services are provided through company-operated locations and through our independent franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty of 8% of their cash receipts collected under the Princeton Review name, an additional royalty of 2% of their cash receipts, which is allocated to an advertising fund that we also contribute to, and a per student fee for use by their students of our online supplemental course tools. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 5% of our total 2004 revenue.

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

          As of December 31, 2004, we had seven franchisees operating 17 offices under the Princeton Review name in the United States and 31 offices operated by franchisees in 19 additional countries.

          Our domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

State	Number of Counties

California	8
Colorado	7
Connecticut	5
Florida	57
Illinois	5
Massachusetts	4
Michigan	3
Nevada	1
New York	5
Ohio	2
Pennsylvania	4
Rhode Island	5
Tennessee	95

          Our international franchises are located in China, Egypt, India, Israel, Japan, Jordan, Lebanon, Malaysia, Mexico, Pakistan, the Philippines, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, Thailand, Turkey and The United Arab Emirates. We intend to continue to expand our international presence through the sale, in the next several years, of additional franchises, primarily in Asian, Middle Eastern and South American markets.

          We are not currently offering any new domestic franchises. Over the last several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, as more fully described below under “Recent Acquisitions.”  The majority of our domestic franchise agreements expire at the end of 2005.

          Recent Acquisitions

          Franchise Acquisitions

          In the last several years, we completed acquisitions of the businesses of a number of our former domestic franchisees. In October, 2004, we completed a small acquisition of the independent franchise that provided test preparation courses in Puerto Rico for a purchase price of approximately $130,000. In July 2003, we completed a small acquisition of 77% of Princeton Review of North Carolina, Inc., the independent franchise that provided test preparation courses in North Carolina, for a purchase price of approximately $890,000, of which approximately $760,000 was financed with notes to the seller, including imputed interest. In November 2003 we purchased the remaining 23% for approximately $248,000, of which approximately $208,000 was financed with notes to the seller, including imputed interest. In October 2002, we completed a small acquisition involving the assets of Princeton Review of St. Louis, one of our franchisees that provided test preparation courses in Missouri, for a purchase price of approximately $850,000, of which approximately $470,000 was financed with a note to the sellers. In June 2001, we acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in Texas, Arizona, Oklahoma, Louisiana and New Mexico under franchise agreements with us, for a purchase price of approximately $6.3 million. We financed approximately $4.8 million of the purchase price under our then existing line of credit and issued a subordinated promissory note to the seller for the remaining approximately $1.5 million. In early March 2001, we acquired the assets comprising the businesses of Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. We financed approximately $10.2 million of the purchase price under our then existing line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In early March 2001, we also purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under our then existing line of credit. Princeton Review Peninsula provided test preparation courses in several counties in California.

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

          We intend to continue to pursue strategies to maximize stockholder value, which may continue to include acquisitions that will help us further expand our product offerings or grow geographically or other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. We expect our acquisition focus to be on companies with complementary products or services, including those businesses operated by our remaining domestic franchisees that we can acquire on favorable terms.  From time to time, we have made investments in businesses with which we wanted to build strategic relationships, and we may do so in the future.  We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock.  Currently, we do not have any agreements or commitments to pursue any of the types of transactions described above.

Sales and Marketing

          The majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. We also maintain an institutional sales force and engage in some national and local advertising.

          In the last several years, we have substantially increased our sales and marketing efforts in order to market and support our newer products and services, such as our web-based marketing, application and admissions management products, our K-12 products and our online and institutional test preparation offerings. Our sales and marketing activities by division are as follows:

          Test Preparation Services Division. Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our regional phone centers counsel students and parents regarding specific courses. Our Princeton Review one-to-one admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We recently increased our sales force to conduct sales of our test preparation and SES services to schools and other educational institutions. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.

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

          Admissions Services Division. Admissions Services has a dedicated sales and marketing force of 10 people that actively solicits secondary school districts and post-secondary institutions to purchase our products and services.

Product Design and Development

          We believe that successful product design, development and enhancement has been, and will continue to be, essential to the success of our business. We believe that the strength of our reputation and brand name is directly attributable to the quality of our products and services, and expect to continue to devote significant resources to enhancing our current products and services and offering additional high-quality products and services that are responsive to our customers’ needs.

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

          Admissions Services Division. Since launching our Review.com (now Princetonreview.com) web site in 1994, we have continually expanded the material available and made improvements to its content and functionality. The online informational materials and tools are developed and enhanced by our authors and design engineers, through strategic partnerships with third parties and through feedback from guidance and admissions counselors. We regularly modify and enhance our web site to provide students, parents and guidance counselors with additional information and interactive tools designed to assist them with the school selection, admissions and financial aid processes. We also continually strive to provide our educational institution customers with more effective ways to reach potential applicants, and streamline and manage the various facets of the admissions process. To this end, we periodically refine our web-based marketing, admissions and application management solutions to provide our higher education institution customers with the most technologically advanced and flexible products possible. Finally, our publications are frequently updated by our staff and freelance authors and editors to ensure that new editions are up to date and include the most current information available on college and graduate school admissions and related subjects.

Significant Customers

          In the K-12 Services division, the top two customers accounted for 39% and 20%, respectively, of revenue in that division in 2004.

Competition

          The markets for our educational products and services are highly competitive. Following is our competitive landscape, by division:

          Test Preparation Services Division. Our Test Preparation Services division faces competition in standardized test preparation primarily from one other established national company, Kaplan, Inc., a division of The Washington Post Company. We also face competition from many local and regional companies that provide test preparation, career counseling and application assistance to students. In the SES market, national competitors include Edison Schools, Platform Learning, Sylvan (a division of Educate, Inc.) and Kaplan, with many smaller providers competing with us on a local level.

          K-12 Services Division. Our K-12 Services division faces competition primarily from the four national textbook companies, Pearson Plc, Harcourt, Inc. (an affiliate of Reed Elsevier Group Plc), Houghton Mifflen Company and McGraw-Hill Companies, some of which have acquired online and supplemental providers.

          Admissions Services Division.  Our Admissions Services division provides a wide variety of products and services that face competition from a variety of companies that, to different extents, provide products and services similar to ours for the higher education market.  In particular, The College Board, a non-for-profit membership association, provides a similar range of products and services to the undergraduate market.

          We also face competition from several non-profit and other organizations that offer both face-to-face and online products and services to assist individuals and educational organizations with counseling, marketing and applications.

          We believe that the principal competitive factors in our markets include the following:

•	brand recognition;

•	ability to demonstrate measurable results;

•	availability of integrated online and offline solutions;

•	overall quality of user experience;

•	alignment of offerings with specific needs of students, parents and educators; and

•	value and availability of products and services.

          We believe that our primary competitive advantages are our well-known and trusted Princeton Review brand, our extensive experience in test preparation and admissions and our innovative, high-quality educational products and services. We also believe that our ability to attract students, parents and educators to our Princetonreview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

          We have used “The Princeton Review” as our principal service and trademark for test preparation services and related publications and materials since 1982.  In the past, Princeton University did not object to our use, provided we used an express disclaimer of affiliation with the University in connection with most of our uses. In February of 2005, we entered into an agreement with Princeton University under which it has agreed not to oppose or contest our use or registration of these marks anywhere in the world and also to provide us consent and assistance where necessary to secure such registration, as long as we include the disclaimer of affiliation with the University in the size and manner specified in such agreement and annually inform our employees and franchisees of the requirement for use of such disclaimer.

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

Government Regulation

          To offer franchises in the U.S., we must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. We are not offering new franchises domestically, but both federal and state franchise sales laws may apply to transfers and renewals of existing franchises in some circumstances.  The FTC’s Trade Regulation Rule on Franchising, or the FTC Rule, and various state laws require that we (1) furnish prospective franchisees with a franchise offering circular containing prescribed information; and (2) in some states, register the franchise offering before an offer is made.

          Our existing franchise relationships are subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship, including:

•	those governing the termination or non-renewal of a franchise without good cause;

•	requirements that a franchisor deal with its franchisees in good faith;

•	prohibitions against interference with the right of free association among franchisees; and

•	those regulating discrimination among franchisees in charges, royalties or fees.

          Some foreign countries also have laws affecting the offer, sale or termination of franchises within their borders and to their citizens.  Although unlikely, U.S. federal and state franchise regulation may be deemed applicable to our efforts to establish franchises abroad. Failure to comply with these laws could limit or preclude our ability to expand internationally through franchising.

          To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. However, compliance with federal, state and international franchise laws can be costly and time consuming, and we cannot be certain that we will not encounter delays, expenses or other difficulties in this area.

Employees

          As of December 31, 2004, we had 616 full-time employees, including 68 in content and editorial, 53 in administration, finance, legal and human resources, 77 in information systems, 36 in marketing, 49 in sales, 79 in customer support and 254 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 2,800 part-time employees, comprised mainly of teachers.

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

          We recently completed a further restructuring in order to recognize certain operational efficiencies from our corporate structure. Effective January 1, 2005, we merged four of our six subsidiaries with and into The Princeton Review, Inc.

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

Risks Related to Our Business

We have a recent history of significant operating losses and may not be able to achieve sustained profitability if we are unable to substantially increase revenue from our newer products, while controlling costs, in which case the market price of our common stock could be adversely affected.

          Over the last few years, we invested heavily in the expansion of existing business lines and the development of new businesses.  This investment, together with costs associated with Sarbanes-Oxley compliance and difficulties with our Admissions Services business, have resulted in losses in two of our last three fiscal years. After incurring net losses of approximately $1.1 million for the year ended December 31, 2002 and $10.3 million for the year ended December 31, 2001, we returned to profitability in 2003. However, for the year ended December 31, 2004, we again incurred a net loss, in the amount of approximately $30.0 million. As of December 31, 2004, we had an accumulated deficit of approximately $61.1 million.

          In order to grow as currently contemplated and achieve sustained profitability, we will need to derive an increasing portion of our revenue from our newer businesses, consisting of our K-12 services, SES and Admissions Services offerings, while at the same time effectively controlling costs. If we are unable to do this, we will be unable to execute our current business plan and our operating results may be adversely affected. In order to increase revenue from these newer businesses we must, among other things, successfully:

•	continue to increase market acceptance by educators, students and parents of the services offered by our K-12 Services division and our SES services;

•	grow our revenue from higher education institutions that purchase our web-based marketing services; and

•	interest students using our online tools in the schools that are interested in enrolling them.

          If we are unable to achieve these objectives, we may fail to achieve or sustain profitability in subsequent periods, in which case the market price of our common stock may be adversely affected.

If colleges and universities reduce their reliance on standardized admissions tests or there is a substantial reduction in the emphasis placed by federal and state governments on assessment and remediation in K-12 education, our business will be materially adversely affected.

          The success of our test preparation and K-12 services businesses depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products and services will deteriorate and our business will be materially adversely affected. Additionally, the SES market, which is serviced by our Test Preparation Services division and is a driver of growth in that division, is dependent on the availability of federal funding under NCLB.  Substantial reduction in funds available for SES programs under this Act could have an adverse effect on our operating results.

Our contracts with schools, school districts, municipal agencies and other governmental bodies present several risks, including reducing our ability to effectively predict our operating performance, increasing variability in our cash balances and increasing credit risk.

          As our K-12 Services division has grown over the last several years, we have begun to enter into more and more large, multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies, requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction.  These contracts present several types of risks and uncertainties.

          The approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance.  This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer.  Costs, however, are recorded as incurred, whether or not the contract is signed.  While we do not incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control.  This situation has made it more difficult for us to forecast revenue streams from these contracts from quarter to quarter.  This may make it more difficult for us to deliver operating results in line with our and analysts’ forecasts, and could therefore adversely affect our stock price.

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

          The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. Our current competitors include but are not limited to:

•	providers of online and offline test preparation and tutoring services;

•	companies that provide SES services;

•	companies that provide print, software, web-based and other educational assessment and supplemental products and services to districts and states in the highly competitive K-12 market; and

•	companies that offer both face-to-face and web-based products and services to assist individuals and educational organizations with counseling, marketing and student applications.

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

          Some of our competitors that provide K-12 educational products and services may have more experience, larger customer bases and greater brand recognition in that market. Further, established companies with high brand recognition and extensive experience providing various educational products to the K-12 market may develop products and services that are competitive with ours.

Negative developments in school funding could reduce our institutional revenue.

          We expect to derive a growing portion of our revenue from sales of our products and services to educational institutions, including our K-12 Services division’s offerings, high school counseling products, SES programs and institutional test preparation offerings. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

There is a risk that our management or our independent auditor may not be able to report that our internal control over financial reporting is effective as of the end of the period covered by this report, in accordance with recent legislation requiring companies to evaluate their internal control over financial reporting.

          In July, 2004, our independent registered public accounting firm, Ernst & Young LLP, reported in writing to us and our audit committee that it had identified two “reportable conditions” relating to our internal control over financial reporting.  One of these reportable conditions concerned the need for better controls to handle a greater volume of multiple element contracts in our K-12 Services division and address related revenue recognition issues.  The other involved the need to strengthen certain review procedures during the monthly closing process within the accounting department. We are dedicating substantial resources to improving our internal control over financial reporting, both in response to the identified reportable conditions and as part of an ongoing initiative to test and strengthen internal control overall in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  In the course of this broad review of our internal control structure, we have identified several additional areas where our internal control over financial reporting needs to be improved.  These additional areas include greater segregation of duties and the need to hire additional qualified personnel in the accounting department, better documentation of certain review processes, improvement in the financial reporting close process, the design and implementation of a collections policy and the reconciliation processes.

          To address the reportable conditions identified by our auditors and the other issues identified as part of our review, we are in the process of making various improvements in our internal control over financial reporting, including the ongoing implementation of a new accounting and financial reporting software system.  In addition, we retained consultants to assist us with the implementation of this new system and with our overall review of our internal controls in connection with the requirements of Section 404.  We have also hired and will continue to recruit and hire additional qualified personnel for the accounting department, as necessary to address identified concerns.

          We are working diligently toward resolving all identified issues and evaluating and documenting our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting as of December 31, 2004, as required by Section 404.  We have not yet been able to complete our assessment of which, if any, of the identified control deficiencies constitute “material weaknesses,” as defined in The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”), and have therefore not determined whether, as of December 31, 2004, our internal control over financial reporting was effective. However, given the number of control deficiencies we have identified, and the fact that we believe that one or more of these control deficiencies constitute a “significant deficiency” under Standard No. 2, there is a strong likelihood that we will conclude, when we are able to complete our assessment, that one or more of these control deficiencies, individually or in the aggregate, constitute a “material weakness.” This would then require us to conclude in our report under Section 404 that our internal control over financial reporting was not effective as of December 31, 2004. Additionally, our independent registered public accounting firm has informed us that it may not be able to complete its work on a timely basis in order to report on our internal controls prior to the required deadline.  Even if our independent registered public accounting firm is able to issue its report in time, we cannot be certain that it will be able to attest that our internal control over financial reporting is effective.  We are also not able to predict what effect, if any, this may have on the price of our common stock.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

          We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price.  We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenues increase, we expect to recognize these revenues primarily in the first and fourth quarters.  The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, with the first and fourth quarters (corresponding to the school year) expected to have the highest revenue.

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

          Our quarterly operating results may not meet expectations of public market analysts or investors, which could cause our stock price to decline. In addition to the seasonal fluctuations described above, our operating results may vary from quarter to quarter in response to a variety of other factors beyond our control, including:

•	our customers’ spending patterns, which, in some cases, are difficult to predict;

•	the timing of school districts’ funding sources and budget cycles;

•	the timing of signing, expirations and renewals of educational institution contracts;

•	variations in product mix, particularly in the case of our K-12 Services division;

•	the timing of corporate sponsorships and advertising; and

•	non-recurring charges incurred in connection with acquisitions or other extraordinary transactions.

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

          As the business of our K-12 Services division has evolved, the contracts entered into with school districts have generally increased in size.  As a result, two customers accounted for 39% and 20%, respectively, of that division’s revenue in 2004.  The loss of one or more such customers could significantly adversely affect our revenue. Additionally, we rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 4% of our revenue in each of 2004 and 2003. Accordingly, termination of our relationship with Random House could adversely affect our revenue and cause disruption in our operations.

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

If our domestic franchisees contest our interpretation of our agreements with them, our ability to offer our products in the domestic franchisees’ territories could be adversely affected, which could adversely affect our revenue.

          If our domestic franchisees contest our interpretation of our rights and obligations under our existing agreements with them, then our ability to deliver our products and services within their franchise territories could be hindered, and our revenue could be adversely affected. Through a series of franchise agreements and other agreements, our independent franchisees have various rights to provide test preparation products and services under the Princeton Review brand within specified territories, and to use our trademarks and other intellectual property in connection with providing these services. Similarly, we have various rights to market and sell our products and services in the franchisees’ territories. Our agreements have been reviewed and renegotiated to accommodate our business goals and the goals of our franchisees as they have both developed over the years.

If we are unable to renew our agreements with our domestic franchisees, the franchisees’ existing Princeton Review offices will close and we may have to open new offices in the affected territories, which could adversely affect our revenue.

          The majority of our domestic franchise agreements expire on December 31, 2005.  If we are unable to enter into new agreements with the franchisees, the franchise relationships will end and the franchisees will no longer offer products and services under the Princeton Review brand in their former territories.  The closing of their Princeton Review offices would diminish our market presence and our ability to deliver face-to-face test preparation in those territories, at least until we are able to open new offices and resume the activities previously carried out by the franchisees.

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

          Competitors and others have claimed in the past and may claim in the future that we have infringed their intellectual property rights. The defense of any lawsuit, whether with or without merit, could be time-consuming and costly. If a lawsuit against us is successful, we may lose, or be limited in, the rights to offer our products and services. Any proceedings or claims of this type could materially adversely affect our business.

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

          Approximately 5% of our 2004 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. The quality of franchised test preparation operations may be diminished if our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, or do not hire and train qualified managers or instructors. As a result, our image and reputation may suffer and our revenue could decline.

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

          In connection with our acquisitions of the businesses of Embark.com, Inc. and several of our franchisees over the last four years, we incurred indebtedness in an aggregate amount of approximately $34.3 million, of which approximately $4.4 million remained outstanding as of December 31, 2004, bearing interest at a weighted average interest rate of approximately 7.7% per year. Interest expense associated with this indebtedness will reduce our earnings.

          Additionally, in connection with these acquisitions, we recorded a total of approximately $33.4 million of goodwill. Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. At December 31, 2004, we wrote down $8.2 million in goodwill associated with our acquisition of Embark, due to the Admission Services division’s poor performance. Any future write down of goodwill would similarly adversely affect our operating results. As of December 31, 2004, after giving effect to the write down of the Embark goodwill, we had unamortized goodwill of $23.6 million related to these acquisitions.

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

          In recent periods we have significantly increased our work force, introduced a number of new products, made substantial enhancements to our existing products and consummated several acquisitions. At December 31, 2004, we had 616 full time employees, as compared with 335 full time employees at December 31, 2000. This recent growth has placed, and our anticipated growth in future operations will continue to place, significant demands on our management, and strain our operational, financial and technological resources. We expect that further expansion of our operations will be required to successfully implement our business strategy, including the continued enhancement of our product and service offerings. In order to manage our growth effectively, we must continue to improve our operational, management and financial systems, procedures, and controls on a timely basis. If we fail to manage our growth effectively, our business could be materially and adversely affected.

We may undertake divestitures that may limit our ability to manage and maintain our business and may adversely affect our business.

          In the future, we may undertake sales or other strategic dispositions of certain businesses or operations to attempt to maximize stockholder value.  These transactions involve a number of risks, including:

•	Diversion of management attention and transaction costs associated in negotiating and closing the transaction;

•	Inability to retain customers, management, key personnel and other employees due to the altered nature of our businesses after such transaction;

•	Inability to realize the benefits of divestitures and collect monies owed to us; and

•	Failure to realize the highest value of the divested business because we are selling it before its full potential has been achieved.

We could be liable for events that occur at facilities that we use to provide our services, and a liability claim against us could adversely affect our reputation and our financial results.

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

          Since our initial public offering in 2001, the market price of our common stock has been volatile, and it may continue to be volatile as a result of one or more of the following factors, most of which are beyond our control:

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

          As of March 18, 2005, our present directors and executive officers and their affiliates beneficially owned approximately 37% of our outstanding common stock. In particular, John S. Katzman, our Chief Executive Officer, beneficially owned approximately 33% of our outstanding common stock.  This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

The issuance of our shares of common stock upon conversion or redemption of outstanding preferred stock may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

          On June 4, 2004, we completed a private placement to Fletcher International, Ltd. of 10,000 shares of our Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10 million in the aggregate.  Dividends on the Series B-1 Preferred Stock are payable quarterly, at our option in cash or registered shares of our common stock, at a minimum rate of 5% per annum.  The Series B-1 Preferred Stock is convertible into 1,007,303 shares of our common stock at a conversion price of $9.9275 per share, subject to adjustment upon certain events.  Fletcher may also redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock, unless we satisfy the conditions for cash redemption, for an amount of shares of our common stock based upon a redemption rate equal to 102.5% of the then prevailing price of our common stock plus the value of any accrued and unpaid dividends.  Fletcher also has the right, for a period of twenty-four months, beginning on July 1, 2005, to purchase up to $20 million in newly created series of preferred stock having, except as set forth in our agreement with Fletcher, similar terms, conditions, rights, preferences and privileges as the Series B-1 Preferred Stock (the “Additional Preferred Stock”).  The Additional Preferred Stock will be convertible into shares of our common stock at a conversion price equal to 108.3% of the then prevailing price of our common stock, subject to a minimum of $9.9275 per share

          The issuance of our shares of common stock to Fletcher upon conversion or redemption of the Series B-1 Preferred Stock and the Additional Preferred Stock and their resale by Fletcher will increase our publicly traded shares.  These resales could also depress the market price of our common stock.  We will not control whether or when Fletcher elects to convert its securities for common stock.  The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock.  By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

In connection with the private placement of Series B-1 Preferred Stock, we may be responsible for having the resale of shares issued or issuable to Fletcher registered with the SEC and may be subject to penalties if the shares are not registered with the SEC.

          Pursuant to our agreement with Fletcher, we are obligated to file a registration statement with the SEC at any time that the number of shares of common stock issued or issuable under the agreement exceeds 80% of the number of shares then registered.  If we fail to file any such required registration statement and have it declared effective by the SEC, we must (i) issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual conversion price reduced by five percent for each month in which we fail to satisfy our obligations and (ii) adjust the conversion price for the additional investment rights to such lower price.  In addition, beginning on July 1, 2005, such failure will result in an extension of the investment term for each day we fail to satisfy our registration obligations.

Executive Officers

          The following table sets forth information with respect to our executive officers as of March 18, 2005.

Name	Age	Position

John S. Katzman	45	Chairman and Chief Executive Officer
Mark Chernis	38	President, Chief Operating Officer and Secretary
Stephen Melvin	53	Chief Financial Officer and Treasurer
Timothy S. Conroy	46	Executive Vice President, General Manager K-12 Services Division
Margot Lebenberg	37	Executive Vice President, General Counsel
Stephen Quattrociocchi	42	Executive Vice President, Test Preparation Services Division
Young J. Shin	38	Executive Vice President, General Manager Admissions Services Division

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

          Timothy S. Conroy, Executive Vice President, General Manager K-12 Services Division, joined us in June 2004.  From 2000 to 2003, Mr. Conroy served as the EVP and General Manager of Compass Learning, an education technology company.  From 1989 to 2000, Mr. Conroy served in various senior management positions with Simon and Schuster, an education publisher which was sold by Viacom to Pearson’s Plc in 1998.

          Margot Lebenberg, Executive Vice President, General Counsel, joined us in June 2004.  From 2003 to 2004, Ms. Lebenberg served as the Executive Vice President and General Counsel for SoundView Technology Group, Inc., a research driven securities firm, through its sale to Charles Schwab.  From 2001 to 2003, she served as Vice President and Assistant General Counsel of Cantor Fitzgerald, a leading financial services provider, and its subsidiary eSpeed, Inc., a leader in developing and deploying electronic trading.  From 1996 to 2000, she served as Senior Vice President, General Counsel and Secretary of SOURCECORP, Incorporated (formerly known as F.Y.I. Incorporated), a business process outsourcing and consulting firm, in Dallas, Texas.  Ms. Lebenberg began her career at Morgan, Lewis & Bockius LLP in New York and founded and served as President of Living Mountain Capital LLC, a business advisory consulting firm specializing in corporate development, strategic alliances and restructurings.  Ms. Lebenberg received her JD from Fordham University School of Law and her BA from SUNY Binghamton.

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

          Young J. Shin, Executive VicePresident, General Manager Admissions Services Division, joined us in February 2003. From October 2002 to February 2003, Mr. Shin served as the Chief Executive Officer of eduAdvisors, LLC, an education marketing company. In 1995, Mr. Shin co-founded Embark.com, Inc., a provider of online college and graduate school information and application services, the assets of which we acquired in October 2001. Mr. Shin served as Embark’s Chairman of the Board from 1995 until February 2003, as Embark’s Chief Technology Officer from 2000 to 2001 and its President and Chief Executive Officer from 1995 to 2000. From 1991 to 1994, Mr. Shin was a Technical Specialist and Consulting Practice Manager at Seer Technologies, Inc. a computer aided software company. Mr. Shin received a BS from Massachusetts Institute of Technology and a BS from Massachusetts Institute of Technology’s Sloan School of Management.

Item 2.  Properties

          Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on August 31, 2010. As of December 31, 2004, we also leased an aggregate of approximately 224,000 square feet of office space for additional operations in New York, New York and our 58 regional offices or classroom locations located in Alabama, Arizona, California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington, Washington D.C. and Canada.

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

Fiscal Year 2003:	High	Low

First Quarter	$5.61	$3.96
Second Quarter	6.70	3.95
Third Quarter	7.90	5.78
Fourth Quarter	10.65	6.41

Fiscal Year 2004:	High	Low

First Quarter	$10.56	$7.57
Second Quarter	9.21	6.81
Third Quarter	7.96	6.52
Fourth Quarter	8.26	5.41

          As of March 18, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $5.65 per share. As of March 18, 2005, there were 80 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

          Securities Authorized for Issuance Under Equity Compensation Plans

          As of December 31, 2004, the following securities were authorized for issuance under our 2000 Stock Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Stock Incentive Plan	3,358,503	$ 7.13	334,762

Item 6.  Selected Consolidated Financial Data

          The consolidated statement of operations data for each of the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheet data as of December 31, 2004 and 2003 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001 and 2000 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$74,744	$71,719	$67,930	$55,340	$35,390
K-12 Services	27,957	21,525	10,066	6,885	5,926
Admissions Services	11,084	11,218	11,240	6,890	2,563

Total Revenue	113,785	104,462	89,236	69,115	43,879

Cost of revenue
Test Preparation Services	23,584	20,809	18,516	17,608	11,807
K-12 Services	13,684	8,328	3,533	2,482	1,244
Admissions Services	3,385	2,836	2,888	1,653	413

Total cost of revenue	40,653	31,973	24,937	21,743	13,464
Gross profit	73,132	72,489	64,299	47,372	30,415

Operating expenses
Selling, general and administrative	78,381	65,634	65,482	60,993	55,634
Impairment of goodwill	8,199	—	—	—	—
Loss on early extinguishment of debt	—	—	—	3,130	—
Impairment of investment	—	—	344	—	—

Total operating expenses	86,580	65,634	65,826	64,123	55,634

Income (loss) from operations	(13,448)	6,855	(1,527)	(16,751)	(25,219)
Gain on distribution/sale of securities and other assets	—	—	—	—	7,597
Net Income (loss)	(30,413)	4,309	(1,090)	(10,334)	(8,172)

Accreted dividends on Series A redeemable preferred stock	—	—	—	(2,309)	(3,504)
Accreted dividends on Class B non-voting common stock	—	—	—	(1,956)	(3,409)
Dividends and accretion on Series B-1 preferred stock	(428)	—	—	—	—

Net income (loss) attributed to common stockholders	$(30,841)	$4,309	$(1,090)	$(14,599)	$(15,085)

Basic income (loss) per share	$(1.12)	$0.16	$(0.04)	$(0.68)	$(1.07)

Diluted income (loss) per share	$(1.12)	$0.16	$(0.04)	$(0.68)	$(1.07)

Weighted average shares used in computing net income (loss) per share
Basic	27,468	27,306	27,239	21,383	14,075

Diluted	27,468	27,467	27,239	21,383	14,075

	As of December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,197	$13,937	$11,963	$21,935	$4,874
Total assets	107,641	121,697	112,116	111,833	58,575
Long-term debt, net of current portion	4,213	5,710	5,656	6,830	560
Series B-1 preferred stock	9,736
Series A redeemable convertible preferred stock	—	—	—	—	29,202
Class B redeemable non-voting common stock	—	—	—	—	20,572
Stockholders’ equity (deficit)	55,197	84,467	79,298	80,233	(14,836)

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

1. In 2004, we incurred an $8.2 million impairment charge for the write-down of goodwill related to Embark, and recorded a reserve against our deferred tax asset, in the form of a valuation allowance, in the amount of $22.1 million.

2. In 2004, we sold our Series B-1 Preferred Stock for gross proceeds of $10.0 million.
3. In 2003, we acquired the Princeton Review of North Carolina.
4. In 2002, we acquired The Princeton Review of St. Louis.
5. In 2001, we acquired Princeton Review of Boston, Princeton Review of New Jersey, Princeton Review Peninsula, T.S.T.S., and Embark.
6. In 2001, we completed our initial public offering, resulting in net proceeds of $51.8 million.

7. In 2000, we incurred $10.6 million of expense associated with the termination of our PSU and SAR plans and the related distribution of stock to our employees, and $3.1 million of expense related to the early extinguishment of debt, resulting in the write off of the unamortized cost of the associated warrants.

8. In 2000, we recorded a gain of $7.6 million relating to the distribution of stock of Student Advantage, Inc. to our stockholders and employees in connection with our corporate restructuring and sale of preferred stock in March 2000.

9. In 2000, we sold our Series A Preferred Stock for gross proceeds of $27.0 million.

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

          Test Preparation Services

          Our Test Preparation Services division provides classroom-based and Princeton Review Online test preparation courses, tutoring and admissions counseling services, and SES programs, and receives royalties from our independent franchisees who provide classroom-based courses under the Princeton Review brand.  This division has historically accounted for the majority of our overall revenue and accounted for approximately 66% of our overall revenue in 2004.

          After a strong start, the second half of 2004 proved challenging for this division, which grew a disappointing 4% in 2004. During 2004, the fastest growing areas for this division were its tutoring and online courses, in part because students were enrolling to prepare for the new version of the SAT test, which went into effect in early 2005, and SES courses, sales of which have increased in response to the increased emphasis on state assessments.  However, the growth in online and tutoring revenue was offset by lower enrollments in our LSAT and GMAT courses.

          Our LSAT course was revamped in 2004 to target the more competitive student, with more than double the instruction time and more support materials.  Despite very positive feedback from students, as well as increased score improvements, enrollment for this course was weak during the third quarter of 2004.  This was due to the shortened sales season necessitated by the earlier start of a longer course.  This effect should have been better accounted for in planning and marketing efforts.  Effects of this continued to be felt in courses for the October and December LSAT.  However, February enrollment improved and June enrollment is showing significant improvement.  GMAT enrollment was down in 2004 due to a general drop-off in business school applications.  We expect weakness in GMAT enrollments to continue until there is a recovery in business school applications.

          Additionally, during the third and fourth quarters of 2004, SAT enrollments were flat due to reduced test-take volume in the December and January SAT administrations after increased enrollment earlier in the third quarter.  Students clearly were waiting to take the new SAT across the board and Spring 2005 enrollment is benefiting.

          In addition, margins in this division declined from 71% in 2003 to 68.4% in 2004 primarily as a result of the weakness in enrollment.  Class size and yield management are adversely impacted when enrollment falls short of plan.

          K-12 Services

          Our K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and face-to-face instruction.  As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division has seen the interest by the public school market for its products grow and the average dollar volume of its contracts double over the last year.  Revenues in this division grew by 29.9% in 2004, compared to 2003.  This division’s revenue represented 24.5% of our overall revenue in 2004.

          Alongside the impressive revenue growth in our K-12 Services division, we have encountered several challenges.  As this division has grown over the last several years, we have begun to enter into more and more large, multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies, requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction.  The approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance.  This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer.  Costs, however, are recorded as incurred, whether or not the contract is signed.  In the third quarter of 2004, this situation prevented us from recognizing approximately $3.8 million in revenue from two significant contract renewals, which, despite our best efforts, were not formally executed until the fourth quarter. These contracts therefore present several types of risks and uncertainties, including reducing our ability to effectively predict our operating performance, increasing variability in our cash balances and increasing credit risk.  These risks and uncertainties are discussed in detail under the heading “Risk Factors” in this Form 10-K.

          While we see continued strong revenue growth in this division, operating results are difficult to predict accurately, due to the foregoing factors and the fact that each contract entered into by this division has its own, unique product mix.  Because our various products in this division have different gross margins (professional development and live course instruction products typically have lower gross margins than fees for assessment products and printed materials), contracts with varying product mix could significantly alter this division’s operating results from period to period.  Primarily due to changes in product mix, gross margins in this division declined from 61% in 2003 to 51% in 2004.

          Admissions Services

          Our Admissions Services division currently derives most of its revenue from the sale of web-based admissions and application management products and marketing services to educational institutions.  In 2004, this division represented 10% of our overall revenue.

          In 2004, the division’s performance was again below management’s expectations, primarily due to a lack of increase in demand for subscription-based admissions and application management services.  For the second consecutive year, revenue in this division did not grow over the prior year.

          We are currently in the process of refocusing this division’s overall direction, with the goal of changing the way we charge post-secondary academic institutions for our marketing services.  We are moving from a model of pricing for various bundles of marketing services, to a model where payment is based upon actual leads we generate.  We believe this model will allow us to better capitalize on the popularity of our web site with college and graduate school-bound students.  To support this change in our marketing services model, we are re-launching our web site with a view to optimizing our ability to match the right prospects with the post-secondary institutions looking to attract them.  We believe that we will need to further increase revenues before this division will show sustainable operating profits, and it is management’s hope that this new direction will provide the needed momentum to do so.

          As a result of this division’s disappointing results in 2004, and the uncertainty of significant increases in future cash flows from the new marketing services described above, as of December 31, 2004, we wrote down approximately $8.2 million of goodwill that we recorded in connection with our acquisition of Embark.

Revenue

          Test Preparation Services. The Test Preparation Services division derives revenue primarily from:

•

classroom-based and online test preparation courses and tutoring services, which consists of tuition and fees paid to our company-operated sites. We recognize revenue from tuition paid for our courses over the life of the course, which is usually from five to 10 weeks depending on the course type. Tutoring revenue is based on an hourly fee and is recognized as the services are delivered. Course and tutoring revenue represented approximately 57% of our total revenue in 2004.

•

SES programs, which consist of after school courses taught primarily in the K-12 grades.  We are typically paid for these courses on a per-student basis, and recognize the revenue over the life of the courses.  SES revenue represented approximately 2% of our total revenue in 2004.

•

royalty fees paid to us by our independent franchisees. These royalties are 8% of all cash receipts collected by our franchisees for all test preparation and tutoring services performed by them under the Princeton Review name. Virtually all of our domestic franchise contracts expire in 2005 and 2006.  All provide for renewal of the franchise rights at the franchisee’s option upon satisfaction of certain conditions, including the franchisee’s agreement to execute our current form of franchise agreement, which contains the same royalty rate as our existing agreements.  Royalties received from franchisees also include a per student fee paid by our franchisees for use by their students of our online supplemental course tools. Starting in July 2001, we began consolidating in our financial results the advertising fund contributed to by us and our franchisees, and, therefore, royalties now also include a fee of 2% of the franchisees’ cash receipts for contribution to the advertising fund. For a description of the advertising fund, see Note 8 to our consolidated financial statements. We recognize revenue from franchise royalties on a monthly basis. This revenue represented approximately 4% of our total revenue in 2004.

•

sales of course and marketing materials and other products to our independent franchisees. This revenue is recognized upon the transfer of title to our customers, which occurs on the shipment dates of these materials. This revenue represented approximately 1% of our total revenue in 2004.

•

authoring books published by Random House and providing content for software. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books and software. We recognize these fees based on sales of the books and software when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 2% of our total revenue in 2004.

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

          The revenue we earned from the above services we provided to schools and school districts represented approximately 22% of our total revenue in 2004.

          Revenue from authoring books published by Random House

          This revenue consists of performance-based fees, including royalties and marketing fees from sales of books.  We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented less than 1% of our total revenue in 2004.

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

          Revenue from our contract with McGraw-Hill represented approximately 1% of our total revenue in 2004.

Admissions Services. The Admissions Services division derives revenue from:

•

web-based subscription, application and marketing fees. These fees consist of annual subscription fees and application processing fees paid to us by academic institutions for our online application and management products, annual subscription fees paid to us by secondary schools for our ECOS product, and annual marketing fees paid to us by academic institutions to promote their programs on our web site and in our publications. We recognize the subscription and marketing fees over the contract period, which is typically one or two years. We recognize the application processing fees in the month that the relevant applications are submitted. This revenue represented approximately 8% of our total revenue in 2004.

•

marketing fees paid to us by academic institutions based upon the number of student inquiries we generate.  This revenue is recognized as leads are generated based on the price per lead in the applicable contracts, and represented 1% of our total revenue in 2004.

•

authoring books published by Random House.  This revenue consists of performance-based fees, including royalties and marketing fees from sales of books.  We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 1% of our total revenue in 2004.

•

sales of advertising and sponsorships to businesses and schools wishing to promote their products, services and programs on our web site. Advertising and sponsorship revenue is recognized each month based on contractual terms. This revenue represented approximately 1% of our total revenue in 2004.

Cost of Revenue

          Test Preparation Services. Cost of revenue consists of course expenses of our company-owned operations, cost of course materials sold and the costs to author, develop, edit and produce content for books and software. Course expenses consist of costs incurred to deliver test preparation courses, SES programs, tutoring and admissions counseling services, including rent of classroom space, teacher salaries, credit card fees, and costs of course materials purchased from third party vendors. Costs of materials sold are comprised of the costs to manufacture and distribute the course and marketing materials and other products. The largest components of cost of revenue in our Test Preparation Services division are rent of classroom space and teacher salaries, which together accounted for approximately 68% of the cost of revenue of this division in 2004. Also included in cost of revenue is a royalty we pay to our franchisees in exchange for allowing us to offer our Princeton Review Online courses within their territories. This royalty is calculated based on a fee per student which varies depending on the course. These fees are for Princeton Review Online courses provided to students residing within our franchisee’s territories, net of certain administrative expenses.

          K-12 Services. Cost of revenue consists of costs to provide training, professional development and after school programs, author and produce workbooks, develop content for textbooks and our Homeroom subscription service and author, develop and edit our books. To the extent these costs relate to revenue which is not recognized until products are delivered, the corresponding costs are also deferred until delivery of the products.  Additionally, cost of revenue includes amortization expense related to our capitalized K-12 content, which are the direct costs we incur to write questions and lessons that are used across our various product categories in this division.  These costs are capitalized and amortized over a seven-year period, on a straight-line basis (see Note 1 to our Consolidated Financial Statements).

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

Selling, General and Administrative Expenses

          Selling, general and administrative expenses include payroll and payroll related expenses, advertising expenses and office facility expenses, including rent, utilities, telephone and miscellaneous expenditures, which collectively represented approximately 61% of our total selling, general and administrative expenses in 2004. Selling, general and administrative expenses also include costs associated with national advertising campaigns that benefit our company-owned locations as well as our independent franchisees.  Finally, the remaining major components of selling, general and administrative expenses include professional fees, travel and entertainment and depreciation and amortization.

Income Taxes

          As a result of the establishment of a valuation allowance for net deferred tax assets we recorded an income tax expense of $16.7 million for 2004. Income tax expense was $3.2 million for 2003 and income tax benefit was $736,000 for 2002. Our effective income tax rate was 122% for 2004, 42% for 2003 and 40% for 2002.

          We currently have significant deferred tax assets related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that will reduce taxable income in future years. Our loss in 2004 and the emphasis placed on cumulative losses under generally accepted accounting principles represents sufficient evidence under SFAS No. 109, Accounting for Income Taxes, for us to determine that it was appropriate to establish a full valuation allowance against net deferred tax assets. Accordingly, we have a full valuation allowance in 2004. Although management expects these assets will ultimately be fully utilized, future performance cannot be assured. The Company will continue to evaluate the need for the valuation allowance in future periods.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

          Overall, results for 2004 were below expectations in all three divisions.  After returning to profitability in 2003, we incurred a net loss of $30.4 million in 2004.  In the Test Preparation Services division, weakness in enrollments in LSAT and GMAT courses offset growth in online courses, SES programs and tutoring, resulting in annual revenue growth of only 4%.  Despite revenue growth for the year of 30%, the K-12 Services division experienced a longer sales cycle in closing on contracts.  The Admissions Services division, despite rolling out a new counseling product, failed to grow revenue for the second year in a row, primarily due to weak demand for subscription-based services from its post-secondary institution customers.  Gross margins for the company as a whole slipped from 69.4% in 2003 to 64.3% in 2004, due primarily to higher costs combined with lower enrollment in test preparation services and a less profitable product mix in K-12 services.

          On the expense side, professional fees, including those relating to Sarbanes Oxley compliance, were significantly higher than expected, and a bad debt expense relating to the write-off of aged accounts receivable in the Admissions Services and K-12 Services divisions further hurt our bottom line.  Additionally, we recorded a valuation allowance relating to our net deferred tax assets as of December 31, 2004, of approximately $22.1 million, resulting in a tax charge of $16.7 million in 2004, and incurred an $8.2 million impairment charge relating to the write-down of goodwill.

Revenue

          Our total revenue increased from $104.5 million in 2003 to $113.8 million in 2004, representing a 9% increase.

          Test Preparation Services revenue increased from $71.7 million in 2003 to $74.7 million in 2004, representing a 4% increase, comprised primarily of an increase of approximately $2.9 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $488,000 in revenue attributable to the operations acquired from our former franchisee, Princeton Review of North Carolina, Inc., and an increase of approximately $2.5 million in course and tutoring revenue at our other locations.  This $2.5 million increase is attributable to an increase in our tutoring, online course and SES revenue totaling $4.2 million, which was partially offset by a decrease in retail classroom revenue of approximately $2.3 million, primarily due to a drop in LSAT and GMAT course fees.

          K-12 Services revenue increased from $21.5 million in 2003 to $28.0 million in 2004, representing a 30% increase.  This increase resulted primarily from an increase of approximately $6.8 million in revenue from schools for assessment tests, printed materials, professional development and Homeroom subscriptions, due to additional contracts signed in 2004, as well as increased revenue from contracts signed in 2003 which were in effect for the full year in 2004.  The increase in revenue from schools was partially offset by a decrease in fees from McGraw-Hill.

          Admissions Services revenue decreased from $11.2 million in 2003 to $11.1 million in 2004, representing a 1% decrease. The approximate $750,000 in sales of college counseling services to high schools, a new product offering in 2004 by this division, was offset by a decrease in revenues from post-secondary institutions.

Cost of Revenue

          Our total cost of revenue increased from $32.0 million in 2003 to $40.7 million in 2004, representing a 27% increase.

          Test Preparation Services cost of revenue increased from $20.8 million in 2003 to $23.6 million in 2004, representing a 13% increase, primarily as a result of increasing the number of tutoring sessions and SES programs delivered. Cost of revenue as a percentage of revenue increased due to reduction in the average class size due to reduced enrollment, primarily in our LSAT courses, as well as an increase in the relative cost of teachers and course materials.

          K-12 Services cost of revenue increased from $8.3 million in 2003 to $13.7 million in 2004, representing a 65% increase.  This increase is primarily attributable to an increase in costs incurred to service increasing numbers and increasingly complex contracts with school-based customers.  The percentage increase in cost of revenue was significantly higher than the increase in revenue in this division primarily because of the increased revenues from the lower margin professional development services.

          Admissions Services cost of revenue increased from $2.8 million in 2003 to $3.4 million in 2004, representing a 21% increase, primarily due to increased customer support costs, including the new high school counseling product.

Operating Expenses

          Selling, general and administrative expenses increased from $65.6 million in 2003 to $86.6 million in 2004, representing a 32% increase.  This increase resulted from the following:

•	a write-down of goodwill related to the acquisition of Embark of approximately $8.2 million;
•	an increase of approximately $4.7 million in salaries and payroll taxes, resulting primarily from increased headcount;
•	an increase of approximately $2.6 million attributable primarily to personnel related costs, including office rent and expenses, travel and entertainment, employee benefits and recruiting fees;
•

an increase of approximately $2.4 million in professional fees, comprised primarily of legal, accounting and consultant fees, relating to Sarbanes-Oxley compliance, an internal corporate reorganization and other miscellaneous matters;

•	an increase of approximately $2.2 million in web site technology and development expenses;

•	an increase of approximately $1.1 million in bad debt allowance expense primarily due to an increase in aged accounts receivable in the Admissions Services and K-12 Services divisions; and
•	an increase of approximately $725,000 in depreciation and amortization expenses, due primarily to increased amortization expense relating to the K-12 Services division’s web site development costs.

          We anticipate that professional fees related to Sarbanes-Oxley compliance will continue to be significant in 2005, with at least $1 million in such fees anticipated in the first quarter of 2005 as we complete our Section 404 evaluation.

Comparison of Years Ended December 31, 2003 and 2002

Overview

          During 2003 the company achieved profitability primarily due to the continued profitability of the Test Preparation Services division and the decreased operating losses in K-12 Services and Admissions Services, and our ability to keep SG&A relatively flat.  Our Test Preparation Services revenue increased by 6%, which was below expectations due to disappointing LSAT and GMAT enrollments.  Our K-12 Services division revenue grew by 114%, as this division’s products gained a foothold in the marketplace.  Our Admissions Services division revenue in 2003 remained the same as 2002.  This division has experienced difficulties upselling services to its existing customer base and attracting new customers for its products.

Revenue

          Our total revenue increased from $89.2 million in 2002 to $104.5 million in 2003, representing a 17% increase.

          Test Preparation Services revenue increased from $67.9 million in 2002 to $71.7 million in 2003, representing a 6% increase, comprised primarily of an increase of approximately $4.7 million in revenue from our company-owned operations.  The increased revenue from company-owned operations resulted from an increase of approximately $1.3 million in revenue attributable to the operations acquired from our former franchisees, Princeton Review of St. Louis, in October 2002, and Princeton Review of North Carolina, in July 2003, and an increase of approximately $3.4 million at our other locations. Of the $3.4 million increase at our other locations approximately $5.0 million is attributable to enrollment increases, which was partially offset by decreases in average prices for courses.  The increase was also partially offset by the absence in 2003 of approximately $700,000 in revenue related to the development of a U.S. Army web site recorded in 2002.

          K-12 Services revenue increased from $10.1 million in 2002 to $21.5 million in 2003 representing a 114% increase. This increase resulted primarily from an increase of approximately $13.4 million in revenue from schools, including several large school districts, for professional development, printed materials, benchmark testing, after school supplemental programs and Homeroom subscriptions, primarily attributable to new contracts signed in 2003.  These increases were partially offset by a decrease of approximately $2.0 million in workbook development fees and royalties from McGraw-Hill.

          Admissions Services revenue remained at the same level of $11.2 million in 2002 and 2003.  Revenue from advertising fees from non-school customers decreased by approximately $929,000, which was offset by increases in fees from post secondary institutions.

Cost of Revenue

          Our total cost of revenue increased from $24.9 million in 2002 to $32.0 million in 2003, representing a 28% increase.

          Test Preparation Services cost of revenue increased from $18.5 million in 2002 to $20.8 million in 2003, representing a 12% increase. This increase resulted primarily from the following: An increase of approximately $424,000 in costs associated with the operation of the businesses acquired from Princeton Review of St. Louis and Princeton Review of North Carolina; an approximately $1.3 million increase in teacher pay due to salary increases and an increased number of classes; and an increase of approximately $550,000 in facility rental expense resulting from additional classes.  Cost of revenue as a percentage of revenue increased due to smaller average class size, which lowers our gross margins.

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

Operating Expenses

          Selling, general and administrative expenses increased from $65.4 million in 2002 to $65.6 million in 2003, representing a 0.2% increase.  This increase resulted from the following:

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

Other Income

          Our other income increased from $325,000 in 2002 to $1.2 million in 2003, representing a 274% increase.  During December 2003, we sold our preferred stock in, and certain contractual rights with, Tutor.com for $1 million.

Liquidity and Capital Resources

          Our current primary sources of liquidity are cash and cash equivalents on hand and cash flow from operations.  At December 31, 2004, we had approximately $19.2 million of cash and cash equivalents.  Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash from its retail classroom and tutoring courses.  These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs.  Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as K-12 schools and school districts and post secondary institutions, which pay us in arrears.  Typical payment terms for these institutional customers range from 60 to 90 days.  Additionally, the long contract approval cycles of some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts, as these contracts sometimes require performance to begin significantly in advance of collection of payments.

          During 2004, we also experienced a significant increase in the aging of receivables from many of these customers, partially as a result of decreased focus on collections due to enormous strains on accounting resources required by the internal controls assessment mandated by Section 404 of Sarbanes-Oxley.  While we have hired additional employees to collect these outstanding amounts, we had to increase our allowance for bad debts from $0.3 million in 2003 to $1.3 million in 2004. Our “days sales outstanding” increased to 73 days at the end of 2004, from 52 days at the end of 2003.

          Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in assets and liabilities. For 2004, cash provided by operating activities was $4.0 million, compared to $9.2 million in 2003 and $0.3 million in 2002. In 2004, the majority of the decrease in cash provided by operating activities was due to lower net income, net of non-cash items, which was partially offset by lower working capital requirements.  During 2004 the increase in operating assets and liabilities resulting from the increased deferred income was partially offset by increases in accounts receivable.  Deferred income increased due to increased tutoring fees collected but not earned as well as increased future revenue from contracts with institutional clients.  Accounts receivable increased due to increased future enrollments in Test Preparation as well as increased contracts with institutional customers in K-12 Services and Admissions Services.

          Investing cash flows consist primarily of capital expenditures and the payment for investments acquired. We used $8.3 million in net cash for investing activities during 2004, compared to $5.8 million during 2003 and $8.7 million during 2002. The higher cash used in investing activities in 2004 compared to 2003 resulted from an approximate $1 million investment in Oasis Childrens Services LLC and an increase in capital expenditures.  Capital expenditures and additions to capitalized development projects and other assets totaled $7.7 million, $6.0 million and $7.7 million in 2004, 2003 and 2002, respectively.  The increase in capital expenditures in 2004 over 2003 is due primarily to software purchased, increased development projects and new office construction. Capital spending for 2005 is expected to be between $10 and $11 million for additional software development and implementation costs, additional content development and equipment purchases.

          Financing cash flows consist primarily of transactions related to the sales of preferred stock and payments of debt related to acquisitions.  We generated $9.7 million in net cash from financing activities in 2004 compared to uses of $1.3 million and $1.6 million in 2003 and 2002, respectively. During 2004 we raised approximately $9.7 million from the sale of preferred stock, we paid down approximately $1.8 of debt principal related to prior acquisitions and we borrowed $2 million under a bank credit facility.

          On June 4, 2004, we sold to Fletcher 10,000 shares of Series B-1 Preferred Stock for $10 million in the aggregate.  The Series B-1 Preferred Stock will pay quarterly dividends at a minimum rate of 5% per annum, payable, at our option, in cash or registered shares of our common stock.  The Series B-1 Preferred Stock is convertible into 1,007,303 shares of our common stock at a conversion price of $9.9275 per share, subject to adjustment upon certain events.  Fletcher may also redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock, unless we satisfy the conditions for cash redemption, for an amount of shares of our common stock based upon a redemption rate equal to 102.5% of the then prevailing price of our common stock plus the value of any accrued and unpaid dividends.  Fletcher also has the right, for a period of twenty-four months, beginning on July 1, 2005, to purchase up to $20 million of Additional Preferred Stock.  The Additional Preferred Stock is convertible into shares of our common stock at a conversion price equal to 108.3% of the then prevailing price of our common stock, subject to a minimum of $9.9275 per share.

          On May 21, 2004, we entered into a credit agreement with Commerce Bank, N.A. for a three-year revolving credit facility with a maximum available borrowing of $5.0 million.  The line of credit was secured by our accounts receivable and bore a variable interest rate based on either the prime rate or 150 to 175 basis points over the London Interbank Offered Rate (“LIBOR”), in accordance with the terms of the agreement. As of December 31, 2004, the effective interest rate was 3.9%.  This credit facility was subject to our maintaining certain financial covenants and other covenants set forth in the credit agreement and required us to pay a quarterly unused facility fee of 0.375%.  We borrowed $2 million under this facility in May 2004 and used most of the proceeds to repay higher interest, fixed rate debt. As of December 31, 2004, $2.0 million was outstanding.  As of December 31, 2004, we were not in compliance with the financial covenants contained in the credit agreement requiring the maintenance of a certain fixed charge, EBITDA and interest coverage ratio.  As of December 31, 2004 the balance outstanding under the line of credit was reclassified to current liabilities as a result of such non-compliance.  In February 2005, we repaid the entire balance outstanding and terminated the credit facility.

          We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months.  Our future capital requirements will depend on a number of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting these products and services. We expect to continue to devote substantial capital resources to product development and support and advertising, marketing and promotional activities. We also expect to continue to evaluate possible acquisition and strategic relationship opportunities, including possible acquisitions of businesses operated by our domestic franchisees, as well as other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, and may therefore devote capital resources to consummating such transactions.

Contractual Obligations and Commercial Commitments

          As of December 31, 2004, our principal contractual obligations and commercial commitments consisted of obligations outstanding under our long-term office and classroom leases, obligations under promissory notes entered into in connection with acquisitions, employment agreements and several capital leases of computer equipment. As of December 31, 2004, we operated from leased premises in New York, Alabama, Arizona, California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington, Washington D.C., and Canada.

          The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2004.

	Payments due by period

	($ in millions)
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years

Long-Term Debt Obligations	$6.4	$1.1	$3.5	$1.3	$0.5
Capital Lease Obligations	1.8	0.8	0.7	0.3	—
Operating Lease Obligations	26.7	4.4	8.1	6.6	7.6
Credit Facility (see note 6)	2.0	2.0	—	—	—
Purchase Obligations (1)	11.9	4.9	5.5	1.5	—
Total	48.8	13.2	17.8	9.7	8.1

(1)	Purchase obligations includes payments under employment agreements and other commitments to purchase goods and services

Adoption of New Accounting Pronouncements

           In December 2004, the FASB replaced SFAS No. 123 with SFAS No. 123R, Share-Based Payments, which requires all share based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values effective July 1, 2005. Based on the options outstanding as of December 31, 2004 we expect SFAS No. 123R to have a material impact on our Consolidated Statement of Operations.

Critical Accounting Policies

          The estimates, methods and judgments we use in applying our accounting policies significantly impact the results we report in our financial statements. Some of our accounting policies require us to make subjective and difficult judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts write-offs of goodwill; assessment of recoverability of long-lived assets, which primarily impacts operating margin when we impair assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision and, to a lesser extent, revenue recognition, which impacts how and when we recognize revenue from our goods and services. Below, we discuss these policies further, as well as the estimates and judgments involved.

          We also have other policies that we consider to be key accounting policies. However, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

          Goodwill and Territorial Marketing Rights. We perform an annual goodwill impairment review during the fourth quarter, or more frequently if indicators of potential impairment exist. In each of 2002 and 2003 no impairment was indicated. In 2004, we wrote down $8.2 million in goodwill in our Admissions Services division because we deemed this goodwill to be impaired due to the continued poor performance of this division.  Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.

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

          We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.  At December 31, 2004, we had a net deferred tax asset of approximately $22.1 million, primarily relating to our net operating loss carryforwards of $50.1 million, which expire in varying amounts between 2020 and 2024.

          Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. As of December 31, 2004, we recorded a valuation allowance for the entire net deferred tax asset because our loss in 2004 and the emphasis placed on cumulative losses under generally accepted accounting principles represents sufficient evidence under SFAS No. 109 “Accounting for Income Taxes” for us to determine that it was appropriate to establish a full valuation allowance. If, in the future, an appropriate level and consistency of profitability is attained, we would reduce the valuation allowance, which would have a significant impact on our consolidated financial statements.

          Revenue Recognition. In general our revenue recognition policies do not require us to make estimates or judgments that are difficult or subjective, with the possible exception being the recognition of revenue for separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue for each product or service by each of the segments. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar arrangements with unrelated parties that are not part of a multiple-element arrangement.

Impact of Inflation

          Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

          We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter.  However, as SES revenues increase, we expect to recognize these revenues primarily in the first and fourth quarters.  The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, with the first and fourth quarters (corresponding to the school year) expected to have the highest revenue.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          Our portfolio of marketable securities includes primarily short-term money market funds.  The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  All of our currently outstanding long-term debt bears interest at fixed rates. Our recently issued Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR.  During 2004, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $374,000, at an average rate of 6.5%.  A 100 basis point increase in the dividend rate would have resulted in a $56,000 increase in dividends paid during this period. We repaid and terminated our line of credit in February 2005. We do not currently hold or issue derivative financial instruments.

          Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue.  Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Princeton Review, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of The Princeton Review, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ ERNST & YOUNG LLP

New York, New York
March 22, 2005

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2004	2003

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,197	$13,937
Accounts receivable, net of allowance of $1,290 in 2004 and $302 in 2003	20,652	17,394
Accounts receivable-related parties	1,682	2,822
Other receivables ($1,049 in 2004 and $1,017 in 2003 from related parties)	1,107	1,045
Prepaid expenses	2,019	2,028
Other assets	2,601	3,331

Total current assets	47,258	40,557
Furniture, fixtures, equipment and software development, net	13,380	11,808
Deferred income taxes	—	15,812
Investment in affiliates	1,847	395
Goodwill	31,511	39,580
Other intangibles, net	10,032	10,405
Other assets	3,613	3,140

Total assets	$107,641	$121,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,359	$10,575
Accrued expenses	7,342	5,522
Current maturities of long-term debt	3,769	1,318
Deferred income	17,637	12,879
Book advances	—	48

Total current liabilities	37,107	30,342
Deferred rent	1,388	1,178
Long-term debt	4,213	5,710
Series B-1 Preferred stock, $.01 par value; 10,000 and none authorized, issued and outstanding at December 31, 2004 and December 31, 2003, respectively (liquidation value of $10,000)	9,736	—
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,569,764 and 27,385,273 issued and outstanding at December 31, 2004 and December 31, 2003, respectively	276	274
Additional paid-in capital	116,260	114,829
Accumulated deficit	(61,102)	(30,261)
Accumulated other comprehensive loss	(237)	(375)

Total stockholders’ equity	55,197	84,467

Total liabilities and stockholders’ equity	$107,641	$121,697

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Revenue
Test Preparation Services	$74,744	$71,719	$67,930
K-12 Services	27,957	21,525	10,066
Admissions Services	11,084	11,218	11,240

Total revenue	113,785	104,462	89,236

Cost of revenue
Test Preparation Services	23,584	20,809	18,516
K-12 Services	13,684	8,328	3,533
Admissions Services	3,385	2,836	2,888

Total cost of revenue	40,653	31,973	24,937

Gross profit	73,132	72,489	64,299
Operating expenses
Selling, general and administrative	78,381	65,634	65,482
Impairment of goodwill	8,199	—	—
Impairment of investment	—	—	344

Total operating expenses	86,580	65,634	65,826

Income (loss) from operations	(13,448)	6,855	(1,527)
Interest expense	(693)	(607)	(624)
Other income	435	1,217	325

Income (loss) before (provision) benefit for income taxes	(13,706)	7,465	(1,826)
(Provision) benefit for income taxes	(16,707)	(3,156)	736

Net income (loss)	(30,413)	4,309	(1,090)
Dividends and accretion on Series-B-1 Preferred Stock	(428)	—	—

Net income (loss) attributed to common stockholders	$(30,841)	$4,309	$(1,090)

Basic income (loss) per share	$(1.12)	$0.16	$(0.04)

Diluted income (loss) per share	$(1.12)	$0.16	$(0.04)

Weighted average shares used in computing net income (loss) per share
Basic	27,468	27,306	27,239

Diluted	27,468	27,467	27,239

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

	Shares	Amount

Balance at December 31, 2001	27,175	$272	$113,091	$(33,480)	$350	$80,233
Exercise of stock options	40	—	266	—	—	266
Stock based compensation	—	—	256	—	—	256
Shares issued in connection with acquisition	46	1	359	—	—	360
Comprehensive loss
Net loss	—	—	—	(1,090)	—	(1,090)
Foreign Currency gain/loss	—	—	—	—	(176)	(176)
Unrealized loss on securities, net of applicable income tax expense of $420	—	—	—	—	(551)	(551)

Comprehensive loss	—	—	—	—	—	(1,817)

Balance at December 31, 2002	27,261	273	113,972	(34,570)	(377)	79,298
Exercise of stock options, including income tax benefit of $125	124	1	706	—	—	707
Stock based compensation	—	—	151	—	—	151
Comprehensive income
Net Income	—	—	—	4,309	—	4,309
Foreign currency gain/loss	—	—	—	—	15	15
Unrealized loss on securities, net of applicable income tax expense of $10	—	—	—	—	(13)	(13)

Comprehensive income	—	—	—	—	—	4,311

Balance at December 31, 2003	27,385	274	114,829	(30,261)	(375)	84,467
Exercise of stock options	121	1	834	—	—	835
Shares issued in connection with an equity investment	64	1	499	—	—	500
Stock based compensation	—	—	98	—	—	98
Dividends and accretion on Series B-1 Preferred Stock	—	—	—	(428)	—	(428)
Comprehensive loss
Net loss	—	—	—	(30,413)	—	(30,413)
Foreign currency gain/loss	—	—	—	—	138	138

Comprehensive loss	—	—	—	—	—	(30,703)

Balance at December 31, 2004	27,570	$276	$116,260	$(61,102)	$(237)	$55,197

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(30,413)	$4,309	$(1,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,609	1,664	1,801
Amortization	5,393	4,373	4,468
Impairment of goodwill	8,199	—	—
Impairment of investment	—	—	344
Bad debt expense	1,521	380	655
Valuation allowance for deferred tax assets	22,132	—	—
Deferred income taxes	(5,425)	2,851	(736)
Stock based compensation	98	151	256
Other, net	219	392	(2)
Net change in operating assets and liabilities:
Accounts receivable	(3,510)	(6,664)	(7,834)
Prepaid expenses	9	(764)	(43)
Other assets	(246)	(1,879)	256
Accounts payable and accrued expenses	(359)	4,252	(2,049)
Deferred income	4,758	86	4,312

Net cash provided by operating activities	3,985	9,151	338

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development	(5,208)	(4,272)	(5,878)
Investment in affiliates	(850)	—	(270)
Purchase of franchises and other businesses, net of cash acquired	(130)	(568)	(1,393)
Stockholder loan	—	—	(400)
Notes receivable	400	717	1,123
Additions to capitalized K-12 content, capitalized course costs and other assets	(2,518)	(1,706)	(1,851)

Net cash used in investing activities	(8,306)	(5,829)	(8,669)

Cash flows from financing activities:
Repayment term loan, net	—	—	(50)
Proceeds from credit facility	2,000	—	—
Capital lease payments	(555)	(274)	(204)
Dividends and accretion on Series B-1 Preferred Stock	(374)	—	—
Proceeds from the sale of Series B-1 Preferred Stock, net of issuance costs	9,682	—	—
Notes payable related to acquisitions	(1,779)	(1,656)	(1,653)
Proceeds from exercise of options	752	582	266
Payment of credit facility deferred financing costs	(145)	—	—

Net cash provided by (used in) financing activities	9,581	(1,348)	(1,641)

Net increase (decrease) in cash and cash equivalents	5,260	1,974	(9,972)
Cash and cash equivalents, beginning of period	13,937	11,963	21,935

Cash and cash equivalents, end of period	$19,197	$13,937	$11,963

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$564	$462	$629

Equipment acquired through capital leases	$1,276	$595	$229

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

          The Princeton Review, Inc. and its wholly owned subsidiaries, as well as the Company’s national advertising fund (together, the “Company”), are engaged in the business of providing courses that prepare students for college, graduate school and other admissions tests. The Company, through Princeton Review Operations, LLC, provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2004, the Company had seven franchisees operating approximately 17 offices under the Princeton Review name in the United States and approximately 31 offices abroad operated by franchisees in 19 additional countries. The Company also sells support materials and equipment to its franchisees, authors content for various books and software products published by third parties, sells marketing and web-based products to higher education institutions, operates a Web site providing education-related content and provides a number of services to K-12 schools and school districts to help them measurably improve academic performance.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

          As of December 31, 2004 and 2003, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have maturities of 90 days or less at the date of purchase. As of December 31, 2004 approximately 90% of the Company’s cash and cash equivalents were on hand at two financial institutions. As of December 31, 2003 approximately 85% of the Company’s cash and cash equivalents were on hand at one financial institution.

Accounts Receivable and Allowance for Doubtful Accounts

          The Company provides credit, in the normal course of business, to its customers. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company's customers to make required payments. That estimate is based on a variety of factors, including historical collection experience, current economic and market conditions, and a review of the current status of each customer's trade accounts receivable. The Company charges actual losses when incurred to this allowance.

Inventories

          Inventories consist of program support equipment, course materials and supplies. All inventories are valued at the lower of cost (first-in, first-out basis) or market.

Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets principally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

          For the years ended December 31, 2004, 2003 and 2002, the Company expensed approximately $3.8 million, $2.3 million and $3.6 million, respectively, of product development costs that were incurred in the preliminary project stage under SOP 98-1. For the years ended December 31, 2004 and 2003, the Company capitalized approximately $3.2 million and $2.8 million, respectively, in product and web site development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2004, 2003 and 2002, the Company recorded related amortization expense of approximately $2.8 million, $2.4 million and $2.6 million, respectively. As of December 31, 2004 and 2003, the net book value of these capitalized product and web site development costs were $5.3 million and $4.9 million, respectively. These capitalized costs are amortized using the straight-line method over the estimated useful life of the assets ranging from 12 to 60 months.

Goodwill, Capitalized Course Costs, Capitalized K-12 Content and Other Intangible Assets.

          Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired.

          Territorial marketing rights represent rights contributed by our independent franchisees to our former subsidiary, Princeton Review Publishing, L.L.C., in 1995 in exchange for membership units of Princeton Review Publishing, L.L.C. to allow the marketing of the Company’s products on a contractually agreed-upon basis within the franchisee territories. Without these rights, the Company would be prohibited from selling its products in these territories due to the exclusivity granted to the franchisees within their territories. Should a franchisee decide not to renew its franchise agreement, which is unlikely unless there is a sale of the franchise back to the Company, these rights would remain with the Company. Since no legal, regulatory, contractual, competitive, or other factors limit the useful life of territorial marketing rights, the Company has deemed these intangible assets to have indefinite lives. Goodwill and territorial marketing rights were amortized on a straight-line basis until December 31, 2001, after which such amortization ceased upon the adoption of Statement of Financial Accounting Standards (“SFAS”) 142. Accordingly, the Company’s goodwill and territorial marketing rights that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Accumulated amortization at the time of adoption of SFAS 142 was $2.3 million.

          Capitalized course costs include certian expenditures incurred by our Test Preparation Services division to develop test preparation courses and consist primarily of amounts paid to consultants and salaries of employees hired to develop course materials and curriculum. Course costs are capitalized only when a course is first developed or there is a major revision to a course or significant re-write of the course materials or curriculum, for example, when the related test changes. The amortization period for these costs is five years, based upon the average life cycle of the related standardized tests. Amortization of these capitalized course costs commences with the realization of course revenues. The cost of minor enhancements or annual updates to the curriculum and materials is expensed as incurred.

          Capitalized K-12 content includes certain expenditures incurred by our K-12 Services division to produce questions and lessons primarily for math, reading and language arts subjects typically taught in grades one through 11 and consist primarily of amounts paid to consultants and salaries of employees hired to produce these questions or lessons. These questions or lessons are used in numerous products sold by the K-12 Services division, including the Homeroom subscription service, printed materials and live instruction products. Only expenditures for questions or lessons that allow the Company to enter into new markets, such as new geographic areas or grades, or that significantly enhance the marketability of the Company’s products, such as a new subject area, are capitalized. The amortization period for these costs is seven years, based on numerous factors, including the average lives of similar products and the cycle of major changes in educational philosophies and methodologies as reflected by the adoption cycles of state tests and textbooks. Amortization of these capitalized K-12 content costs commences when the questions or lessons are available for use. The cost of planning, marketing and maintenance related to this content is expensed as incurred, as is the cost of design and feasibility work.

          Publishing rights primarily consist of amounts paid in 1995 to certain co-authors to buy out their rights to future royalties on certain books, including Cracking the SAT/PSAT, Cracking the LSAT, Cracking the GRE, Cracking the GMAT, The Best 357 Colleges and Word Smart. These books are primarily current reference materials that are updated every one or two years. In 2004, the Company collected approximately $1.2 million in royalties from the publisher of these books. Publishing rights are being amortized on a straight-line basis over 25 years.

          Franchise costs represent the cost of franchise rights purchased by the Company from third parties and are amortized using the straight-line method over the remaining useful life of the applicable franchise agreement.

          Customer lists were purchased by the Company from Embark.com, Inc. (“Embark”) in 2001 and consist primarily of academic institution customers of the Company’s Admissions Service division. At the time of the acquisition, an independent party completed a valuation of the customer list using a discounted cash flow analysis and assumed an eight percent annual loss of customer revenues. Customer lists are amortized on a straight-line basis over 10 years.

          Other intangible assets are amortized on a straight-line basis over their useful lives: Three to 20 years for trademarks/tradenames and three to 20 years for non-compete agreements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

          See Note 5 for further information with respect to the Company’s goodwill and other intangible assets.

Impairment

          Goodwill and Territorial Marketing Rights

          As noted above, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” under which goodwill and territorial marketing rights are no longer amortized but instead goodwill and territorial marketing rights are assessed for impairment annually. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. During the fourth quarter of 2004, the Company completed its annual assessment for impairment and determined that the carrying amount of goodwill for one of its reporting units exceeded its fair value. As a result of the second step analysis, a goodwill impairment of approximately $8.2 million was recognized.

          Long-Lived Assets

          The Company reviews its long-lived assets, which excludes goodwill and territorial marketing rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell an asset to be disposed. During 2004, no impairment charge was required.

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

Deferred Income

          Deferred income represents tuition and customer deposits (which are refundable prior to the commencement of the program), college marketing fees and subscription services, professional development fees and fees for printed materials. Tuition is applied to income ratably over the periods in which it is earned, generally the term of the program. College marketing fees and subscription fees are applied to income ratably over the life of the agreements, which typically range from one to two years. Fees for professional development and printed materials are recognized as the services and products are delivered.

Revenue Recognition

          The Company recognizes revenue from the sale of products and services as follows:

          Course and Tutoring Income

          Tuition and tutoring fees are paid to the Company and recognized over the life of the course.

          Book, Software and Publication Income and Expenses

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

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

          Royalty Service Fees

          As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8% of the franchise’s gross receipts collected during the preceding month. In addition, these fees include a per student fee charged to the Company’s franchisees for use by their students of the Company’s supplemental online course tools. The Company’s franchisees’ contributions to the advertising fund are also recognized by the Company as royalty revenue (see Note 8). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

          Course Materials and Other Products

          The Company recognizes revenue from the sale of course materials and other products to the independently owned franchises upon shipment.

          Lead Generation Fees

          The Company recognizes revenue from lead generation fees as the service is delivered to these institutions.

          College Marketing and Subscription Fees

          The Company recognizes revenue from subscription fees for web-based services over the life of the contract, which is typically one to two years.

          Transaction Processing Fees

          The Company recognizes revenue from transaction processing fees, such as web-based school application fees, as the transactions are completed.

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

          Other Revenue

          Other revenue consists of miscellaneous fees for other services provided to third parties primarily for assessment tests, authoring questions, advertising, training and professional development fees, which are recognized as the products or services are delivered. Also included in other revenue are college marketing fees, such as newsletter or banner ads, which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

          Revenue Components

          The following table summarizes the Company’s revenue and cost of revenue for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Revenue
Services	$92,718	$85,602	$73,996
Products	14,066	11,045	6,622
Other	7,001	7,815	8,618

Total Revenue	$113,785	$104,462	$89,236

Cost of Revenue
Services	$33,099	$25,286	$20,217
Products	6,891	6,159	4,353
Other	663	528	367

Total Cost of Revenue	$40,653	$31,973	$24,937

Foreign Currency Translation

          Balance sheet accounts of the Company’s Canadian subsidiary are translated using year-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity. Foreign exchange gains and losses for all the years presented were not significant. The accumulated balance as a component of comprehensive income was approximately $221,000 and $359,000 at December 31, 2004 and 2003, respectively.

Advertising and Promotion

          The majority of costs associated with advertising and promotion are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $6.4 million, $7.6 million, and $9.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Use of Estimates

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write downs and amortization lives assigned to intangible assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

          For financial instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximated

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

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

          Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company does not require collateral. At December 31, 2004, two customers accounted for approximately 18% and 10%, respectively, of gross accounts receivable. At December 31, 2003, one customer accounted for approximately 27% of gross accounts receivable.

Income Taxes

          The Company accounts for income taxes based upon the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, the liability method is used for accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Income (Loss) Per Share

          Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share, except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive.

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

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Net income (loss) attributed to common stockholders, as reported	$(30,841)	$4,309	$(1,090)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	$(1,178)	$(1,326)	$(777)
Pro forma net income (loss) available for common stockholders	$(32,019)	$2,983	$(1,867)
Basic and diluted income (loss) per share, as reported	$(1.12)	$0.16	$(0.04)
Basic and diluted income (loss) per share, pro forma	$(1.17)	$0.11	$(0.07)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

          After the Company’s initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under this method:

	Years Ended December 31,

Assumptions	2004	2003	2002

Expected life (years)	5	4.8	5
Risk-free interest rate	4.25%	4.5%	4.5%
Dividend yield	0%	0%	0%
Volatility factor	66%	76%	76%

          This option-valuation method requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated. For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense over the options’ vesting period. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $4.42, $2.75 and $4.74, respectively. As of December 31, 2004, there were approximately 2,134,000 options exercisable with a weighted average remaining contractual life of approximately 7.3 years.

Adoption of New Accounting Pronouncements

          In December 2004, the FASB replaced SFAS No. 123 with SFAS No. 123R, Share-Based Payments, which requires all share based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values effective July 1, 2005. Based on the options outstanding as of December 31, 2004 the Company expects SFAS No. 123R to have a material impact on our Consolidated Statements of Operations.

Reclassification

          Certain balances have been reclassified to conform to the current year presentation.

2. Other Assets

          Other assets (current) consist of the following at:

	December 31,

	2004	2003

	(in thousands)
Deferred book costs	$782	$529
Inventories	1,054	901
Deferred income tax	—	852
Loans to officers, current portion	190	—
Loan Receivable	250	500
Other	325	549

	$2,601	$3,331

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Other assets (noncurrent) consist of the following at:

	December 31,

	2004	2003

	(in thousands)
Security deposits	$701	$691
Content and software development in progress	1,493	745
Loans to officers, including accrued interest	1,062	1,196
Loan receivable	350	500
Other	7	8

	$3,613	$3,140

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

3. Furniture, Fixtures, Equipment and Software Development

          Furniture, fixtures, equipment and software development consist of the following at:

	December 31,

	2004	2003

	(in thousands)
Computer Equipment	$5,829	$5,432
Furniture, fixtures and equipment	1,662	1,529
Computer and phone equipment under capital lease	2,902	1,624
Automobiles	22	22
Software and website development - third party	2,540	1,774
Software and website development - internally developed	8,128	6,813
Leasehold improvements	5,482	4,240

	26,565	21,434
Less accumulated depreciation and amortization, including $1,182 in 2004 and $722 in 2003 of accumulated depreciation for assets under capital leases	13,185	9,626

	$13,380	$11,808

4. Investment in Affiliates

          On June 25, 2004, the Company invested $625,000 and issued 63,562 shares of the Company’s common stock, with an approximate value of $500,000 at the time of issuance, and incurred approximately $162,000 of acquisition costs for an approximate 25% equity interest in Oasis Children’s Services, LLC (“Oasis”), a privately held company. Oasis works with schools, school systems and communities to operate summer and after-school programs. In conjunction with the investment, Oasis and the Company have agreed to, from time to time, jointly develop, market and sell summer programs for the K-12 market that combine recreational and enrichment programs and activities provided by Oasis with educational programs and activities provided by the Company. The Company accounts for its investment in Oasis using the equity method.

          The Company has an ownership interest of approximately 20% in Student Monitor, LLC, a privately held company. At December 31, 2004 and 2003, the Company’s investment in this company was approximately $0 and $31,000, respectively.

          At December 31, 2004 and 2003, the Company’s net investment in Tutor.com was $0, as a result of recording its share of Tutor.com losses. Pursuant to an agreement entered into on December 31, 2003, the Company terminated its strategic relationship with Tutor.com. and sold preferred stock it held in Tutor.com for $300,000 in cash. As consideration for the termination of certain strategic agreements and the restructuring of certain rights, the Company received an additional $200,000 in cash and $500,000 in notes. The Company retains a common stock position in Tutor.com, representing approximately 2.5% of its outstanding equity, which is valued at $0 as of December 31, 2004.

          Through 2002 and 2001, the Company invested $700,000 in SchoolNet, Inc., a privately held education technology solutions company. The Company currently owns approximately 5% of SchoolNet. The Company maintains a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of the Company’s Homeroom product called “Homeroom Inside.” As of December 31, 2004 and 2003, the value of the Company’s investment in SchoolNet was approximately $356,000, net of an impairment writedown of approximately $344,000 in 2002. The Company has also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of the Homeroom.com Web site.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

5. Goodwill and Other Intangible Assets

          The following table summarizes the components of goodwill which is no longer subject to amortization:

	December 31,

	2004	2003

	(in thousands)
	Goodwill	Goodwill

Gross carrying amount	$33,070	$41,139
Less accumulated amortization	1,559	1,559

	$31,511	$39,580

          The following table summarizes the change in the carrying amount of segment goodwill for the periods indicated:

	Test Preparation Services	K-12 Services	Admissions Services	Other	Total

	(in thousands)
Balance as of December 31, 2002	$21,861	—	$8,406	$7,890	$38,157
Net change from acquisitions	1,123	—	293	—	1,416
Other	7	—	—	—	7

Balance as of December 31, 2003	22,991	—	8,699	7,890	39,580
Net change from acquisitions	130	—	—	—	130
Impairments	—	—	(8,199)	—	(8,199)
Other	—	—	—	—	—

Balance as of December 31, 2004	$23,121	—	$500	$7,890	$31,511

          As a result of the Company’s annual evaluation of the impairment of intangible assets, the Company recorded an $8.2 million charge for the impairment of goodwill related to the 2001 acquisition of Embark. This impairment resulted from the Admission Services division’s disappointing operating results in 2004, and while this division continues to operate and expects to generate future cash flows from the sale of its new marketing services, these future cash flows are still uncertain.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

The following is a summary of other intangible assets:

	December 31,

	2004			2003

	(in thousands)
Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Franchise costs	$283	$212	$71	$283	$175	$108
Publishing rights	1,761	684	1,077	1,761	611	1,150
Capitalized K-12 content	7,732	3,180	4,552	6,672	2,116	4,556
Trademark/tradename	338	193	145	338	12	326
Non-compete agreements	1,244	1,067	177	1,104	715	389
Customer lists	2,700	878	1,822	2,700	608	2,092
Capitalized course costs	1,151	444	707	592	289	303

	$15,209	$6,658	8,551	$13,450	$4,526	8,924

Not Subject to Amortization

Territorial marketing rights			1,481			1,481

			$10,032			$10,405

(in thousands)

Aggregate amortization expense:
Actual:
2002	$1,461
2003	$1,625
2004	$2,152
Estimate for fiscal year:
2005	$1,904
2006	$1,759
2007	$1,632
2008	$1,028
2009	$586

6. Line of Credit and Long-Term Debt

Line of Credit

          On May 21, 2004, the Company entered into a credit agreement with Commerce Bank, N.A. for a three-year revolving credit facility with a maximum aggregate principal amount of $5.0 million. The line of credit was secured by the Company’s accounts receivable and bore a variable interest rate based on either the prime rate or 150 to 175 basis points over the London Interbank Offered Rate (“LIBOR”), in accordance with the terms of the agreement. As of December 31, 2004, the effective interest rate was 3.9% and $2.0 million was outstanding.

          As of December 31, 2004, the Company was not in compliance with the financial covenants contained in the credit agreement requiring the maintenance of a certain fixed charge, EBITDA and interest coverage ratios. The balance outstanding under the line of credit has been reclassified to current liabilities as a result of such non-compliance. In February 2005, the company repaid the entire balance outstanding and terminated the credit facility.

Notes Payable

          On March 2, 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of this acquisition with notes to the sellers totaling $3,625,000, which was outstanding as of December 31, 2004. This balance is comprised of two notes. The first promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. The second promissory note for $500,000 bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

          In July 2004, the Company repaid the outstanding balance of the note due to T.S.T.S., Inc. in the amount of $1,475,000. The Company financed the repayment of this note with the line of credit discussed above.

          On October 1, 2001, the Company completed its purchase of substantially all of the operating assets of Embark. As part of the assumed liabilities, the Company renegotiated and assumed $3.4 million in indebtedness that Embark owed to Comdisco, Inc. (“Comdisco”). Amounts outstanding under the loan agreement bore interest at an annual rate of 6.25%. The loan was secured by substantially all of the Company’s current and future business assets, including membership interests in its subsidiaries, and was guaranteed by the Company’s subsidiaries. The loan was paid in full as of December 31, 2003.

          In October 2004, the Company repaid the remaining outstanding balance on the note due to the Princeton Review of St. Louis, Inc., in the amount of $250,000, which included interest imputed at the rate of 4.8% per annum.

          On July 11, 2003, the Company acquired 77% of Princeton Review of North Carolina, Inc with the balance acquired from the minority shareholders on November 13, 2003. The Company financed part of this acquisition with two notes to the sellers in the amount of $760,000 and $208,000, including imputed interest at 5% per year, which were outstanding as of December 31, 2004 and 2003. The $760,000 note is payable in annual installments of $80,000, including interest, during 2004 and 2005, increasing to $120,000 in years 2006 through 2010 when the loan is due. The $208,000 note is payable in annual installments of $29,714, including interest, in years 2004 through 2010 when the loan is due.

The annual maturities of notes payable and the line of credit as of December 31, 2004 are approximately as follows:

As of December 31,	Amount Maturing

(in thousands)
2005	$3,100
2006	735
2007	740
2008	747
2009	597
Thereafter	446

$6,365

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Capital Lease Obligations

          At December 31, 2004, the Company has leased approximately $2.9 million of computer and phone equipment under capital leases, all of which are included in fixed assets

          The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2004:

Year ending December 31,	(in thousands)

2005	$779
2006	737
2007	274
2008	—
2009	—

Total	1,790
Less amounts representing interest (effective rate ranges from 6% to 11%)	174

Present value of the minimum lease payments	1,616
Less current portion of capital lease obligations	669

Long-term portion of capital lease obligations	$947

Total Long-Term Debt

          Long-term debt consists of the following at:

	December 31,

	2004	2003

	(in thousands)
Notes payable	$6,365	$6,075
Capital lease obligations	1,616	948
Auto loan	1	5

	7,982	7,028
Less current portion	3,769	1,318

	$4,213	$5,710

7. Series B-1 Preferred Stock

          On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5%, subject to adjustment. Dividends are payable, at the Company’s option, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock to Fletcher, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. In accordance with the terms of the agreement with Fletcher, the conversion price was decreased to $9.9275 per share because effectiveness of the registration statement relating to the Fletcher shares was delayed until December 28, 2004.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

          Fletcher may redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock unless the Company satisfies the conditions for cash redemption. If Fletcher elects to redeem its shares and the Company does not elect to make such redemption in cash, then each share of Series B-1 Preferred Stock will be redeemed for a number of shares of common stock equal to: (1) the stated value of $1,000 per share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) 102.5% of the prevailing price of common stock at the time of delivery of a redemption notice (based on an average daily trading price formula). If Fletcher elects to redeem its shares and the Company elects to make such redemption in cash, then Fletcher will receive funds equal to the product of: (1) the number of shares of common stock that would have been issuable if Fletcher redeemed its shares of Series B-1 Preferred Stock for shares of common stock; and (2) the closing price of the common stock on the Nasdaq National Market on the date notice of redemption was delivered. As of June 4, 2014 the Company may redeem any shares of Series B-1 Preferred Stock then outstanding. If the Company elects to redeem such outstanding shares, Fletcher will receive funds equal to the product of: (1) the number of shares of Series B-1 Preferred Stock so redeemed, and (2) the stated value of $1,000 per share of Series B-1 Preferred Stock, plus accrued and unpaid dividends.

          In addition, the Company granted Fletcher certain rights entitling Fletcher to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000. The agreement with Fletcher provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, the conversion price for any such additional series of preferred stock was reduced to the greater of (1) $9.9275, or (2) 108.3% of the prevailing price of common stock at the time of exercise of the rights. These rights may be exercised by Fletcher on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances. The Agreement with Fletcher also provides that shares of additional preferred stock will also be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.

          During 2004, cash dividends in the amount of $373,611 were paid to the Series B-1 Preferred stockholder.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Office and Classroom Leases

          The Company has entered into various operating leases in excess of one year, primarily office and classroom site locations. Minimum rental commitments under these leases, including fixed escalation clauses, which are in excess of one year, as of December 31, 2004, are approximately as follows:

Years Ending December 31,	(in thousands)

2005	$4,411
2006	4,141
2007	3,970
2008	3,533
2009	3,037
Thereafter	7,583

$26,675

          Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $8.6, $7.7 and $6.9 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

Legal Matters

          The Company is party to various litigation matters in the ordinary course of its business which, in the opinion of management, will not result in a material loss to the Company.

Co-authorship Agreements

          In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the year ended December 31, 2004, however there were approximately $30,000 in commitments as of December 31, 2003. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for advances and royalties were approximately $585,000, $528,000, and $367,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

          The expense related to co-author payments is accrued monthly. This expense is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

9. Income Taxes

          The (provision) benefit for income taxes consists of the following:

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Current tax (provision) benefit:
U.S. Federal	—	$(112)	—
State	—	(67)	—
Foreign	—	—	$(67)

	—	(179)	(67)

Deferred tax (provision) benefit:
U.S. Federal	$(14,832)	(2,217)	575
State	(1,859)	(857)	228
Foreign	(16)	97	—

	(16,707)	(2,977)	803

Total (provision) benefit for income taxes	$(16,707)	$(3,156)	$736

          Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,

	2004	2003

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$20,764	$18,108
Tax credit carryforwards	85	112
Allowance for doubtful accounts	522	126
Equity compensation	187	186
Capitalized inventory costs	46	39
Deferred rent	574	500
Unrealized losses	147	162
Accumulated amortization including writedown of intangibles	1,368	—
Other	401	341

Total deferred tax assets	24,094	19,574

Deferred tax liabilities:
Software development costs	(1,155)	(1,140)
Accumulated amortization	—	(1,310)
Accumulated depreciation	(807)	(460)

Total deferred tax liabilities	(1,962)	(2,910)

Net deferred tax assets before valuation allowance	22,132	16,664
Valuation allowance	(22,132)	—

Net deferred tax assets	$—	$16,664

          The net deferred income tax asset decreased from an asset of $16.7 million at December 31, 2003, to $0 at December 31, 2004. The $16.7 million change in the net deferred tax balance is primarily attributable to the establishment of a valuation allowance on the net deferred tax asset. The net deferred tax asset at December 31, 2003 is classified in the Company’s consolidated balance sheet as other current assets of approximately $852,000, and noncurrent deferred tax assets of approximately $15.8 million. As of December 31, 2004, the Company has a net operating loss carryforward totaling approximately $50.1 million which expires in the years 2020 through 2024, and other timing differences which will be available to offset regular taxable income during the carryforward period.

Deferred Tax Valuation Allowance

          SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The cumulative pre-tax loss of $8.1 million incurred in the most recent three years represents sufficient negative evidence under the provisions of SFAS No. 109 for the Company to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance will offset assets associated with future tax deductions as well as carryforward items. Although management expects that these assets will ultimately be fully utilized, future performance cannot be assured.

          A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2004, 2003 and 2002 and the U.S. federal statutory tax rate is as follows:

	Years Ended December 31,

	2004		2003		2002

	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	$4,660	34%	$(2,537)	34%	$621	34%
Effect of permanent differences and other	39	0.3%	(121)	1.5%	(14)	(0.7)%
Effect of state taxes	726	5.3%	(498)	6.7%	129	7.1%
Valuation allowance	(22,132)	(161.5)%	—	—%	—	—%

	$(16,707)	121.9%	$(3,156)	42.2%	$736	40.4%

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

10. Employee Benefits and Contracts

Retirement Plan

          The Company has a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, which provides that eligible employees may make contributions subject to Internal Revenue Code limitations. Employees become eligible to participate in the Plan on the first day of the quarter following the beginning of their full-time employment, but company matching contributions do not begin until one year after full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company’s contributions to the Plan for the years ended December 31, 2004, 2003 and 2002 were $230,000, $200,000, and $199,000, respectively.

Stock Incentive Plan

          On April 1, 2000, the Company adopted its 2000 Stock Incentive Plan (the “Stock Incentive Plan”) providing for the authorization and issuance of up to 2,538,000 shares of common stock, as adjusted. In June 2000, June 2001, March 2003 and December 2004, an additional 211,500, 846,000, 1,000,000 and 308,085 shares, respectively, were authorized. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years. As of December 31, 2004, there were approximately 335,000 shares available for grant.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

A summary of the activity of the Stock Incentive Plan is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2001	1,856,904	$6.98
Granted at Market	769,050	7.94
Forfeited	(172,321)	6.75
Exercised	(40,271)	6.59

Outstanding at December 31, 2002	2,413,362	7.32
Granted at Market	429,236	4.63
Forfeited	(170,330)	7.79
Exercised	(124,205)	4.69

Outstanding at December 31, 2003	2,548,063	6.96
Granted at Market	1,098,473	7.48
Forfeited	(167,107)	7.60
Exercised	(120,926)	6.19

Outstanding at December 31, 2004	3,358,503	7.13
Exercisable At December 31, 2002	1,238,493
Exercisable At December 31, 2003	1,790,513
Exercisable At December 31, 2004	2,134,059

          Stock options outstanding at December 31, 2004 are summarized as follows:

Options Outstanding				Options Exercisable

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$1.73 - $2.30	99,904	5.25	$1.86	99,904	$1.86
$2.31 - $7.30	896,539	8.61	$6.04	394,774	$5.08
$7.31 - $7.39	1,084,658	5.58	$7.38	1,002,408	$7.39
$7.45 - $8.30	1,051,911	8.25	$7.80	449,049	$7.87
$8.31 - $11.00	225,491	6.45	$9.40	187,924	$9.52

	3,358,503	7.27	$7.13	2,134,059	$6.99

          During 2001, the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded compensation expense of approximately $98,000, $151,000 and $256,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

11. Related Parties

Publisher

          Random House, Inc., a holder of 1,515,353 shares of the Company’s common stock at December 31, 2004, is also the publisher and distributor of substantially all of the Company’s books. For the years ended December 31, 2004, 2003 and 2002, the Company earned $3.7, $3.6 and $3.5 million respectively, of book and publication income from Random House, Inc. Total receivables at December 31, 2004 and 2003 included $2.8 and $2.4 million, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees. In addition, Random House, Inc. has paid advances of $0 and $48,000, respectively, to the Company for books that have not yet been completed as of December 31, 2004 and 2003, which are deferred as book advances. At December 31, 2002, the Company had a liability to Random House, Inc. of $141,000 for advances.

Loans to Officers

          As of December 31, 2004 and 2003 the Company had loans to two executive officers of approximately $1.3 million and $1.2 million, respectively. No loans were made to executive officers after February 2002, although interest continues to accrue. Such amounts and accrued interest are included in “Other Current Assets” and “Other assets” at December 31, 2004 and December 31, 2003. These loans are payable in four consecutive, equal annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and, as of December 31, 2004, are secured by the 299,066 shares of the Company’s common stock owned by these officers.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

          The pro forma effect of Princeton Review of North Carolina, Inc. is not presented because its results are not significant.

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

	Year Ended December 31, 2004

	(in thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$74,744	$27,957	$11,084	—	$113,785

Operating Expenses (including depreciation and amortization)	$42,858	$17,526	$21,813	$4,383	$86,580

Segment operating income (loss)	7,725	(3,608)	(14,372)	(3,193)	(13,448)
Depreciation & Amortization	1,804	2,161	1,898	1,139	7,002
Other	—	—	(67)	171	104

Segment EBITDA	$9,529	$(1,447)	$(12,541)	$(1,883)	$(6,342)

Total Segment Assets	$29,529	$21,867	$17,532	$38,713	$107,641

Segment Goodwill	$23,121	—	$500	$7,890	$31,511

Expenditures for long lived assets	$2,551	$3,385	$427	$2,639	$9,002

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31, 2003

	(in thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$71,719	$21,525	$11,218	—	$104,462

Operating Expenses (including depreciation and amortization)	$39,123	$13,986	$10,822	$1,703	$65,634

Segment operating income (loss)	11,787	(789)	(2,440)	(1,703)	6,855
Depreciation & Amortization	1,522	1,594	1,760	1,161	6,037
Other	—	—	(32)	—	(32)

Segment EBITDA	$13,309	$805	$(712)	$(542)	$12,860

Total Segment Assets	$33,908	$20,189	$29,728	$37,872	$121,697

Segment Goodwill	$22,991	—	$8,699	$7,890	$39,580

Expenditures for long lived assets	$1,480	$2,644	$956	$1,493	$6,573

	Year Ended December 31, 2002

	(in thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$67,930	$10,066	$11,240	—	$89,236

Operating Expenses (including depreciation and amortization)	$37,250	$11,916	$14,956	$1,704	$65,826

Segment operating income (loss)	12,163	(5,382)	(6,604)	(1,704)	(1,527)
Depreciation & Amortization	1,804	1,262	2,136	1,067	6,269
Other	—	—	(122)	—	(122)

Segment EBITDA	$13,967	$(4,120)	$(4,590)	$(637)	$4,620

Total Segment Assets	$32,565	$12,740	$26,611	$40,200	$112,116

Segment Goodwill	$21,861	—	$8,406	$7,890	$38,157

Expenditures for long lived assets	$2,169	$1,673	$1,288	$2,828	$7,958

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

Reconciliation of operating income (loss) to net income (loss)

	Years Ended December 31,

	2004	2003	2002

Total income (loss) for reportable segments	$(13,448)	$6,855	$(1,527)
Unallocated amounts:
Interest expense	(693)	(607)	(624)
Other income	435	1,217	325
(Provision) benefit for income taxes	(16,707)	(3,156)	736

Net income (loss)	$(30,413)	$4,309	$(1,090)

14. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2004. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

	(in thousands, except per share data)
Revenue
Test Preparation Services	$18,830	$18,163	$24,185	$13,566	$16,030	$16,448	$25,045	14,196
K-12 Services	6,283	7,697	2,752	11,225	2,990	5,124	3,959	9,452
Admissions Services	2,834	2,587	2,665	2,998	2,674	2,123	3,000	3.421

Total revenue	27,947	28,447	29,602	27,789	21,694	23,695	32,004	27,069

Cost of revenue
Test Preparation Services	5,820	5,313	7,316	5,135	4,292	5,278	6,637	4,602
K-12 Services	3,664	3,005	2,711	4,304	1,211	1,445	1,871	3,801
Admissions Services	596	557	1,161	1,071	908	470	812	646

Total cost of revenue	10,080	8,875	11,188	10,510	6,411	7,193	9,320	9,049

Gross profit	17,867	19,572	18,414	17,279	15,283	16,502	22,684	18,020

Operating expenses
Selling, general and administrative	19,003	18,600	19,161	21,617	17,260	15,821	17,341	15,212
Impairment of goodwill	—	—	—	8,199	—	—	—	—

Total operating expenses	19,003	18,600	19,161	29,816	17,260	15,821	17,341	15,212

Income (loss) from operations	(1,136)	972	(747)	(12,537)	(1,977)	681	5,343	2,808

Net income (loss) attributed to common stockholders	$(706)	$438	$(618)	$(29,955)	$(1,203)	$299	$3,071	$2,142

Basic income (loss) per share	$(0.03)	$0.02	$(0.02)	$(1.09)	$(0.04)	$0.01	$0.11	$0.08

Diluted income (loss) per share	$(0.03)	$0.02	$(0.02)	$(1.09)	$(0.04)	$0.01	$0.11	$0.08

Weighted average shares used in computing net income (loss) per share

Basic	27,391	27,430	27,497	27,559	27,272	27,282	27,317	27,358

Diluted	27,391	28,014	27,497	27,559	27,272	27,425	27,527	27,661

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)

15.  Earnings (Loss) Per Share

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Weighted average common shares outstanding
Basic	27,468	27,306	27,239
Net effect of dilutive stock options-based on the treasury stock method	—	152	—
Other	—	9	—

Diluted	27,468	27,467	27,239

          For the year ended December 31, 2004, the following were excluded from the computation of diluted earnings per common share because of their antidilutive effect:  577,961 Series B-1 Preferred Shares, 230,215 stock options, and 9 of other.  For the year ended December 31, 2002, 135,916 stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts
For the years ended December 31, 2004, 2003 and 2002

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1)	Balance at End of Period

	(in thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2004	$302	$1,521	$(533)	$1,290
Year Ended December 31, 2003	$527	$380	$(605)	$302
Year Ended December 31, 2002	$890	$655	$(1,018)	$527
Valuation allowance for deferred tax assets
Year Ended December 31, 2004	—	$22,132	—	$22,132
Year Ended December 31, 2003	—	—	—	—
Year Ended December 31, 2002	—	—	—	—

(1)	Consists primarily of amounts written off during the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          Disclosure Controls and Procedures

          We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act, (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting and finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

          A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          Based upon the evaluation of our Disclosure Controls, and in light of the control deficiencies described below under “Internal Control Over Financial Reporting,” our CEO and CFO were not able to conclude that our Disclosure Controls were effective, as of the end of the period covered by this Annual Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          Internal Control Over Financial Reporting

          We are in the process of documenting and testing our internal control over financial reporting in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditor addressing these assessments and its opinion of our internal control over financial reporting. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We have elected to utilize this 45-day extension, and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K.

          In July 2004, our independent registered public accounting firm, Ernst & Young LLP, reported in writing to us and our audit committee that it had identified two “reportable conditions” relating to our internal control over financial reporting.  One of these reportable conditions concerned the need for better controls to handle a greater volume of multiple element contracts in our K-12 Services division and address related revenue recognition issues.  The other involved the need to strengthen certain review procedures during the monthly closing process within the accounting department. We are dedicating substantial resources to improving our internal control over financial reporting, both in response to the identified reportable conditions and as part of an ongoing initiative to test and strengthen internal control overall in accordance with the requirements of Section 404.  In the course of this broad review of our internal control structure, we have identified several additional areas where our internal control over financial reporting needs to be improved.  These additional areas include greater segregation of duties and the need to hire additional qualified personnel in the accounting department, better documentation of certain review processes, improvement in the financial reporting close process, the design and implementation of a collections policy and the reconciliation processes.

          To address the reportable conditions identified by our auditor and the other issues identified as part of our review, we have made various improvements in our internal control over financial reporting, including the ongoing implementation of a new accounting and financial reporting software system.  In addition, we retained consultants to assist us with the implementation of this new system and with our overall review of our internal controls.  We have also hired and will continue to recruit and hire additional qualified personnel for the accounting department, as necessary to address identified concerns.

          We have expended significant resources in our efforts to comply with the requirements of Section 404 and in remediating deficiencies or weaknesses identified. Although our management believes we have made significant progress in this area, we have not yet been able to complete our assessment of which, if any, of the identified control deficiencies constitute “material weaknesses” as defined under Standard No. 2, and have therefore not determined whether, as of December 31, 2004, our internal control over financial reporting was effective. However, given the number of control deficiencies that we have identified, and the fact that we believe that one or more of these control deficiencies constitute a “significant deficiency” under Standard No. 2, there is a strong likelihood that we will conclude, when we are able to complete our assessment, that one or more of these control deficiencies, individually or in the aggregate, constitute a “material weakness.” This would then require us to conclude in our report under Section 404 that our internal control over financial reporting was not effective as of December 31, 2004. In addition, our independent registered public accounting firm has notified the audit committee of our board of directors that it may not have sufficient time to complete its assessment and report on our internal control over financial reporting by the extended deadline.

          Notwithstanding the foregoing, the reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the SEC.

          Except as described above, there has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this Item 10, other than information with respect to our executive officers, which is contained under “Executive Officers” at the end of Part 1 of this Annual Report on Form 10-K, is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of stockholders, scheduled to be held on June 9, 2005.

Item 11. Executive Compensation

          The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of stockholders, scheduled to be held on June 9, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of stockholders, scheduled to be held on June 9, 2005.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2004 annual meeting of stockholders, scheduled to be held on June 9, 2005.

Item 14. Principal Accountant Fees and Services

          The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2005 annual meeting of stockholders, scheduled to be held on June 9, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 38 of this Annual Report on Form 10-K.

          2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 38 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

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

Exhibit Number		Description

2.13	—

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

3.1	—	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Form S-1).

3.2	—	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3.1 to our Form S-1).

4.1	—	Form of Specimen Common Stock Certificate (1).

4.2	—

Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 9, 2004)

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

10.9	—	The Princeton Review Executive Compensation Policy Statement, as amended (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	—	Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.11	—	Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.12	—	Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

Exhibit Number		Description

10.13	—	Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.14	—	Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.15	—

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

Exhibit Number		Description

10.30	—

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

Agreement, dated as of May 28, 2004, by and between The Princeton Review, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 9, 2004).

10.35	—

Lease, dated as of August 1, 2004, by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord and The Princeton Review, Inc., as Tenant. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2004, filed with the Securities and Exchange Commission on November 9, 2004).

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Ernst & Young LLP.

24.1	—	Powers of Attorney (included on the signature pages hereto).

31.1	—	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.
(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2005.

THE PRINCETON REVIEW, INC

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

Signature	Title	Date

/s/ JOHN S. KATZMAN	Chairman and Chief Executive Officer	March 23, 2005
(Principal Executive Officer)
(John S. Katzman)

/s/ STEPHEN MELVIN	Chief Financial Officer (Principal	March 23, 2005
Financial and Accounting Officer)
(Stephen Melvin)

/s/ RICHARD KATZMAN	Director	March 23, 2005

(Richard Katzman)

/s/ JOHN C. REID	Director	March 23, 2005

(John C. Reid)

/s/ RICHARD SARNOFF	Director	March 23, 2005

(Richard Sarnoff)

/s/ SHEREE T. SPEAKMAN	Director	March 23, 2005

(Sheree T. Speakman)

/s/ HOWARD A. TULLMAN	Director	March 23, 2005

(Howard A. Tullman)

/s/ FREDERICK S. HUMPHRIES	Director	March 23, 2005

(Frederick S. Humphries)