Form 10-K/A
period 2004-12-31
PRINCETON REVIEW INC
filed 2005-05-02
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The registrant had 27,569,764 shares of $0.01 par value common stock outstanding at April 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

The Princeton Review, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 23, 2005 (the “Original Form 10-K Filing”), in accordance with the Securities and Exchange Commission’s Exemptive Order Number 34-50754, to:

•	amend and restate Item 9A, Controls and Procedures, to include Management’s Report on Internal Control Over Financial Reporting, to update the disclosures included in Item 9A in the Original Form 10-K Filing, and to include the report of the Company’s independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting; and

•	amend Item 15, Exhibits and Financial Statement Schedules, to include the Consent of Independent Registered Public Accounting Firm with respect to the report of the independent registered public accounting firm referenced above and the officer certifications required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additionally, the Company is filing as exhibits to this Amendment No. 1 to Form 10-K two employment agreements, dated June 7, 2004, with a current executive officer of the Company and a former executive officer of the Company, which were inadvertently omitted from the Company’s Form 10-Q for the quarter ended June 30, 2004.

Except for the amendments described above, this Amendment No. 1 to Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Form 10-K Filing, including the Company’s consolidated financial statements and the report of the Company’s independent registered public accounting firm thereon.

Item 9A.    Controls and Procedures

(a)  Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act, (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The evaluation of our Disclosure Controls included a review of the Controls’ objectives and design, our implementation of the Controls and the effect of the Controls on the information generated for use in this Annual Report. In the course of the Controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

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

Based upon the evaluation of our Disclosure Controls, and in light of the material weaknesses described below under “Management’s Report on Internal Control Over Financial Reporting,” our CEO and CFO concluded that our Disclosure Controls were not effective, as of the end of the period covered by this Annual Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following three material weaknesses in internal control over financial reporting:

•	Capitalized Software Development Costs
The company’s controls over the capitalization of software development costs were inadequate. Certain IT departments were improperly allocating indirect overhead costs to capitalized software projects by using an excessive overhead allocation factor. The controls to ensure that the activity in this account was being recorded in accordance with GAAP were not sufficiently documented and the review procedures were not effective in that this error was not detected on a timely basis. Additionally, the Company has not been able to fully staff the accounting department with personnel sufficiently qualified and knowledgeable of GAAP. This material weakness resulted in an adjustment which increased our 2004 operating expenses, reflected in the audited consolidated financial statements included in the Original Form 10-K Filing, in the amount of $611,000 as a result of reclassifying “excess” overhead allocations charged to capitalized software development projects.

•	Financial Statement Close Process
The company concluded that controls over the financial statement close process related to the determination of accrued liabilities and prepaid expenses were not operating effectively. Misstated accruals and estimates for expenses and prepaid items which should have been discovered if the controls were operating effectively were not identified by company personnel, resulting in numerous adjustments. Additionally, bank reconciliations contained reconciling items that were not resolved in a timely manner and the review process is generally considered ineffective. The company has struggled to fully staff the accounting department with qualified personnel, and this lack of adequate staffing contributed to this control deficiency. The adjustments made as a result of this material weakness, on an absolute value basis, totaled approximately $700,000. The net effect on 2004 pre-tax income for these adjustments was a decrease of less than $100,000, reflected in the audited consolidated financial statements included in the Original Form 10-K Filing.

•	Revenue Recognition
The company’s controls were inadequate to ensure that revenue related to certain contracts in its K-12 and Admissions Services divisions was recorded in accordance with GAAP, with emphasis on EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). An increasing number of our contracts are “multiple-element arrangements,” in that they involve more than one product or service bundled together. EITF 00-21 requires that revenue from these contracts be allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The company currently does not have an effective process in place to make such a determination. Additionally, the process for determining the delivery of products and services under these contracts is currently a manual process subject to error. Two factors contributing to this control deficiency are inadequate staffing and excessive staff turnover, resulting in the company not having enough qualified accounting department personnel familiar with GAAP. While the company hired consultants to review all significant contracts in this area as a compensating control and to assist in the year-end financial statement close process, this was not sufficient to eliminate the material weakness. While the potential for material misstatement of our financial statements exists due to this material weakness, it did not result in any significant adjustments, other than an $80,000 reduction to 2004 pre-tax income, reflected in the audited consolidated financial statements included in the Original Form 10-K Filing.

Based on our evaluation and because of the material weaknesses described above, management has concluded that, as of December 31, 2004, the company did not maintain effective internal control over financial reporting based on those criteria.

Ernst & Young LLP has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears on page 5 of this Form 10-K/A.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below, all of which began in the fourth quarter of 2004.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses noted above. Such remediation activities include the following:

•	We have hired and continue to hire more qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•	We are in the process of implementing a tier one accounting and financial reporting software system to further automate and integrate and thereby improve the company’s financial reporting processes and systems by removing unnecessary manual interfaces and to facilitate the revenue recognition of multiple element contracts. This system is expected to be fully implemented in early 2006.

•	We are in the process of establishing written policies and procedures to ensure that account reconciliations and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•	We are initiating programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the company.

In addition to the foregoing remediation efforts, we retained a consulting firm to assist with the documentation of our internal control processes, including more formal month-end review processes, as well as to provide a compensating control for our K-12 and Admissions Services revenue recognition process, while we are in the process of acquiring needed internal staff in this area.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Princeton Review, Inc. and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Princeton Review, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	The Company has identified a material weakness related to controls over the capitalization of software development costs resulting from (1) an inadequate number of accounting and finance personnel with sufficient technical expertise in the area of U.S. generally accepted accounting principles (“GAAP”), (2) insufficient documentation of the Company’s accounting policies, practices and procedures, and (3) insufficient review of the period end financial information to detect misstatements on a timely basis. An adjustment to reverse overhead costs that had been capitalized which affected capitalized software on the balance sheet and the income statement was necessary to present the financial statements in accordance with GAAP. Due to the significance of the actual misstatement identified and the potential for further misstatement there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	The Company has identified a material weakness related to the operating effectiveness of the financial statement close process including reviews of the determination of accrued expenses and prepaid assets and, reviews of bank reconciliations, resulting from an inadequate number of accounting and finance personnel with sufficient technical accounting expertise. The Company was therefore unable to effectively perform certain of the designated controls over the December 31, 2004 financial close process on a timely basis, evidenced by a significant number of adjustments which were necessary to present the financial statements of the Company in accordance with GAAP. Based on (1) the adjustments identified and (2) the significance of the financial statement close process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	The Company has identified a material weakness related to the ineffectiveness of internal controls over revenue recognition on certain contracts in its K-12 and Admission Services divisions. The controls related to the determination of revenue recognition, primarily in accordance with EITF 00-21, are inadequate to ensure that revenue is recognized in accordance with GAAP and as a result adjustments were recorded to revenue, deferred revenue and accounts receivable. Although these adjustments were not material to the interim or annual financial statements, the financial statements could have been materially misstated as a result of the control deficiencies. The deficiencies were concluded to be a material weakness based on the significance of the potential misstatement of the interim and annual financial statements, the significance of the controls over revenue to the preparation of reliable financial statements, and the absence of other mitigating controls to detect the adjustments.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP

New York, New York
April 28, 2005

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Description
10.36	—Employment Agreement, dated as of June 7, 2004, between The Princeton Review, Inc. and Bruce Task.
10.37	—Employment Agreement, dated as of June 7, 2004, between The Princeton Review, Inc. and Stephen Melvin.
23.2	—Consent of Ernst & Young LLP.
31.3	—Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	—Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2005.

THE PRINCETON REVIEW, INC.
By: /s/ STEPHEN MELVIN Stephen Melvin Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
* John S. Katzman	Chairman and Chief Executive Officer (Principal Executive Officer)	May 2, 2005

/s/ STEPHEN MELVIN Stephen Melvin	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005

* Richard Katzman	Director	May 2, 2005

* John C. Reid	Director	May 2, 2005

* Richard Sarnoff	Director	May 2, 2005

* Sheree T. Speakman	Director	May 2, 2005

* Howard A. Tullman	Director	May 2, 2005

* Frederick S. Humphries	Director	May 2, 2005

*By:	/s/ STEPHEN MELVIN Stephen Melvin Attorney-in-fact