Form 10-Q
period 2005-03-31
PRINCETON REVIEW INC
filed 2005-05-10
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

          The Company had 27,569,764 shares of $0.01 par value common stock outstanding at May 6, 2005.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2005	December 31, 2004(1)

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$11,522	$19,197
Accounts receivable, net	25,478	23,441
Prepaid expenses	1,677	2,019
Inventory	922	1,054
Other assets	974	1,547

Total current assets	40,573	47,258
Furniture, fixtures, equipment and software development, net	14,093	13,380
Investment in affiliates	1,747	1,847
Goodwill	31,511	31,511
Other intangibles, net	10,223	10,032
Other assets	3,247	3,613

Total assets	$101,394	$107,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,079	$8,359
Accrued expenses	8,963	7,342
Current maturities of long-term debt	1,771	3,769
Deferred income	14,492	17,637

Total current liabilities	31,305	37,107
Deferred rent	1,431	1,388
Long-term debt	4,042	4,213

Series B-1 Preferred Stock, $.01 par value; 10,000 shares authorized issued and outstanding (liquidation value of $10,296)	9,757	9,736
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,569,764 issued and outstanding	276	276
Additional paid-in capital	116,267	116,260
Accumulated deficit	(61,442)	(61,102)
Accumulated other comprehensive loss	(242)	(237)

Total stockholders’ equity	54,859	55,197

Total liabilities and stockholders’ equity	$101,394	$107,641

(1)	Derived from audited financial statements.

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2005	2004

Revenue
Test Preparation Services	$22,885	$18,830
K-12 Services	7,919	6,283
Admissions Services	2,794	2,834

Total revenue	33,598	27,947

Cost of revenue
Test Preparation Services	7,037	5,820
K-12 Services	4,245	3,664
Admissions Services	861	596

Total cost of revenue	12,143	10,080
Gross profit	21,455	17,867

Operating expenses	21,265	19,003

Income (loss) from operations	190	(1,136)

Interest expense	(309)	(115)
Other income	41	34
Equity in the loss of affiliates	(67)	—

Loss before benefit for income taxes	(145)	(1,217)
Benefit for income taxes	—	511

Net loss	(145)	(706)
Dividends and accretion on Series B-1 Preferred Stock	(195)	—

Net loss attributed to common stockholders	$(340)	$(706)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average shares used in computing loss per share	27,570	27,391

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	(145)	(706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	400	355
Amortization	1,336	1,222
Write-off of deferred financing costs	117	—
Bad debt expense	165	11
Deferred income taxes	—	(511)
Other, net	91	(34)
Net change in operating assets and liabilities:
Accounts receivable	(2,202)	(4,347)
Prepaid expenses	342	234
Other assets	579	367
Accounts payable and accrued expenses	(659)	(3,070)
Deferred income	(3,145)	2,330

Net cash used in operating activities	(3,121)	(4,149)

Cash flows from investing activities:
Purchase of furniture, fixtures, equipment and software development	(1,931)	(724)
Notes receivable	250	—
Additions to capitalized development costs and other assets	(587)	(952)

Net cash used in investing activities	(2,268)	(1,676)

Cash flows from financing activities:
Repayment of revolving credit facility	(2,000)	—
Capital lease payments	(168)	(102)
Dividends on Series B-1 Preferred Stock	(125)	—
Notes payable related to acquisitions	—	(147)
Proceeds from exercise of options	7	69

Net cash used in financing activities	(2,286)	(180)

Net decrease in cash and cash equivalents	(7,675)	(6,005)
Cash and cash equivalents, beginning of period	19,197	13,937

Cash and cash equivalents, end of period	11,522	7,932

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

          The accompanying unaudited interim consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly-owned subsidiaries, The Princeton Review Canada, Inc., and Princeton Review Operations LLC, as well as the Company’s national advertising fund (together, the “Company”).  On January 1, 2005, the Company completed a corporate reorganization whereby the Company merged its former wholly owned subsidiaries, Princeton Review Products, LLC, Princeton Review Management, LLC, Princeton Review Publishing, LLC and Princeton Review Carolinas, LLC into the parent company, The Princeton Review, Inc.

          These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

          The following table summarizes the Company’s revenue and cost of revenue for the three-months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Revenue
Services	$30,186	$25,771
Products	1,708	735
Other	1,704	1,441

Total revenue	$33,598	$27,947

Cost of Revenue
Services	$11,140	$9,146
Products	824	772
Other	179	162

Total cost of revenue	$12,143	$10,080

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

          Had the Company accounted for its employee stock options under the fair-value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net loss per share would have been as follows:

	Three Months Ended March 31,

	2005	2004

	(in thousands, except per share data)
Net loss attributed to common stockholders, as reported	$(340)	$(706)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	$(513)	$(228)

Pro forma net loss attributed to common stockholders	$(853)	$(934)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.03)

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.03)

          During the three months ended March 31, 2005, there were no stock options exercised.

Adoption of New Accounting Pronouncements

          In December 2004, the FASB replaced SFAS No. 123 with SFAS No. 123(R), Share-Based Payments, which requires all share-based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values.  In April, 2005, the SEC extended the effective date of the adoption until January 1, 2006, for calendar year companies.  Based on the options outstanding as of March 31, 2005 and the SFAS No. 123 pro forma information presented above, the Company expects SFAS No. 123(R) to have a material impact on its Consolidated Statement of Operations. However, the Company has not yet completed its evaluation as to the full impact.

Use of Estimates

          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write downs amortization lives assigned to intangible assets and money back guarantees.

          The Company began offering a money back guarantee to students who enrolled in classes for graduate test prep courses on or after February 22, 2005. In order to qualify to receive a full refund, students who do not achieve score improvements must have attended all class sessions, taken all practice tests and turned in all homework assignments.  This guarantee expires 90 days after completion of the course.  The Company reserves for expected refunds as revenue is recognized.

          Actual results could differ from those estimated.

Reclassification

          Certain balances have been reclassified to conform to the current quarter’s presentation.

2.  Accounts Receivable, Net

     Accounts receivable, net consists of the following components:

	March 31, 2005	December 31, 2004

	(in thousands)
Accounts receivable	$25,096	$21,943
Accounts receivable related parties	1,778	2,731
Other accounts receivable	14	57
Less allowance for doubtful accounts	(1,410)	(1,290)

Accounts receivable, net	$25,478	$23,441

3.  Lines of Credit

          In February 2005, the Company repaid the entire outstanding balance and terminated the three-year revolving credit facility the Company had entered into in May of 2004 with Commerce Bank, N.A.  The outstanding balance at the time of payment was $2.0 million.  Additionally, the Company wrote off  unamortized deferred financing costs of approximately $117,000.

4.  Series B-1 Preferred Stock

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

          The voting rights of the Series B-1 Preferred stockholders are limited to voting with regard to: (1) any changes to the rights, preferences or privileges of the Series B-1 Preferred stockholders, (2) authorizing, creating or issuing any senior securities or securities that rank pari passu with the Series B-1 Preferred Stock, or any securities issued by a subsidiary of the Company, (3) changing the number of authorized shares of preferred stock, and (4) amending any provision of any security of the Company so as to make such security redeemable by the Company.

          On March 31, 2005, dividends in the amount of $125,000 were paid to the Series B-1 Preferred stockholders.

5.  Segment Information

          The Company’s operations are aggregated into three reportable segments.  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

          The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services, which are allocated based on consumption. Corporate consists of unallocated administrative support functions. The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from and product sales to independently-owned franchises. The K-12 Services division earns fees from assessment, remediation and professional development services it renders to K-12 schools and from its content development work.  The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions and from selling advertising and sponsorships. Additionally, each division earns royalties and other fees from sales of its books published by Random House.

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

	Three Months Ended March 31, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$22,885	$7,919	$2,794	$—	$33,598

Operating Expenses (including depreciation and amortization)	$11,374	$5,354	$3,088	$1,449	$21,265

Segment operating income (loss)	$4,474	$(1,680)	$(1,155)	$(1,449)	$190
Depreciation & Amortization	468	586	388	294	1,736
Equity in the loss of affiliate	—	—	—	(67)	(67)

Segment EBITDA	$4,942	$(1,094)	$(767)	$(1,222)	$1,859

	As of March 31, 2005

	(In thousands)
Segment assets	$30,585	$22,772	$15,413	$32,624	$101,394

	Three Months Ended March 31, 2004

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$18,830	$6,283	$2,834	$—	$27,947

Operating Expenses (including depreciation and amortization)	$11,357	$4,137	$3,017	$492	$19,003

Segment operating income (loss)	$1,653	$(1,518)	$(779)	$(492)	$(1,136)
Depreciation & Amortization	378	502	440	257	1,577

Segment EBITDA	$2,031	$(1,016)	$(339)	$(235)	$441

	As of December 31, 2004

	(In thousands)
Segment assets	$29,529	$21,867	$17,532	$38,713	$107,641

Reconciliation of operating income (loss) to net loss:

	Three Months Ended March 31,

	2005	2004

Total income (loss) from reportable segments	$190	$(1,136)
Interest expense	(309)	(115)
Other income (expense), net	41	34
Equity in loss of affiliate	(67)
Benefit from income taxes	—	511

Net loss	$(145)	$(706)

6. Loss Per Share

          Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities and dividends related to convertible securities are added back to net loss attributed to common stockholders.  The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive.  During the periods presented in which the Company reported a net loss, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

          For the three months ended March 31, 2005 and 2004, 27,569,764 and 27,391,453 common stock shares were used in the computations of net loss per basic and diluted share, respectively.  Excluded from the computation of diluted earnings per common share because of their antidilutive effect were, 1,007,303 shares of Series B-1 Preferred stock, 112,578 stock options and 9 of other for the three months ended March 31, 2005 and 438,288 stock options and 9 of other for the three months ended March 31, 2004.

7. Comprehensive Loss

          The components of comprehensive loss for the three-months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Net loss attributable to common stockholders	$(340)	$(706)
Foreign currency translation adjustment	(5)	(113)
Unrealized gain (loss) on available-for-sale securities, net of tax benefits of $0 and $12, respectively	—	17

Total comprehensive loss	$(345)	$(802)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements.  Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

          The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

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

          Our K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and face-to-face instruction.  As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division has seen growing demand by the public school market for its products.

          Our Admissions Services division currently derives most of its revenue from the sale of web-based admissions and application management products and marketing services to higher education institutions. We are continuing with the process of refocusing this division’s  marketing services business model.  We are moving from a model of pricing for various bundles of marketing services, to a model where payment is based upon actual leads we generate.  We believe this model will allow us to better capitalize on the popularity of our web site with college and graduate school-bound students.  To support this change in our marketing services model, we are re-launching our web site with a view to optimizing our ability to match the right prospects with the post-secondary institutions looking to attract them.

          In the first quarter of 2005, we had strong top line revenue growth, when compared with the corresponding prior year period.  After two weak quarters, the Test Preparation Services division rebounded with 22% revenue growth, driven by enrollment increases across its retail classroom courses, tutoring and SES programs.  The K-12 Services division also posted solid revenue growth, increasing revenue by 26% on strong sales of assessment materials and face-to-face instruction programs.  While revenue in the Admissions Services division remained unchanged from the prior year period, early indicators point to customer interest in the division’s performance-based marketing services.  We now have approximately 250 post-secondary school customers with whom we have lead generation contracts, up from 5 as of March 31, 2004.  While we still must prove the business model by delivering on thes e leads, we feel that this is a positive sign for the division.

          On the expense side, SG&A increased by 12% over the prior year as we continued to incur significant professional fees, primarily relating to Sarbanes-Oxley compliance and the audit of our financial statements and internal control over financial reporting. Increases in headcount in our K-12 Services division and in corporate were a large contributor to this increase as well.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenue

          Our total revenue increased from $27.9 million in 2004 to $33.6 million in 2005, representing a 20% increase.

          Test Preparation Services revenue increased from $18.8 million in 2004 to $22.9 million in 2005, representing a 22% increase, comprised primarily of an increase of approximately $3.8 million in revenue from our company-owned operations. This increase in revenue is primarily attributable to enrollment increases across substantially all retail, classroom courses, tutoring and SES programs.  The largest contributor to the increase in revenue this quarter was the SAT course, where enrollment was up more than 25% over the same period in 2004, primarily due to the introduction of the new SAT this year. Additionally, LSAT course enrollment is rebounding after a weak introduction of the new Hyperlearning LSAT course, which is now generating not only positive feedback, but increased enrollment as well. Early indications are that enrollment for four out of five of our major courses (SAT, LSAT, GRE and MCAT) will increase from 2004 levels.  There is still some continuing weakness in GMAT enrollment, which is running at about 2004 levels.

          K-12 Services revenue increased from $6.3 million in 2004 to $7.9 million in 2005, representing a 26% increase.  The increase was primarily due to increased after school instruction programs and sales of printed materials.  Additionally, we are seeing increased interest in sales presentations and proposals for interim assessment services and expect that this will translate into sales later in the year.

          Admissions Services revenue remained unchanged at $2.8 million in both periods.  There was an increase of approximately $430,000 in marketing services as well as a $150,000 increase in counseling fees, which were offset by lower school technology subscription fees and application transaction fees.  The increase in marketing revenue is primarily attributable to the new marketing product. Application transaction fees have decreased primarily as applications to graduate schools have slowed.  Additionally, we had fewer customers subscribed for technology services in the first quarter of 2005 than in the corresponding 2004 period.  Based upon first quarter contracting patterns for our performance-based marketing services, we anticipate that revenue in 2005 from these services should more than offset any decrease in technology and application based fees.

Cost of Revenue

          Our total cost of revenue increased from $10.1 million in 2004 to $12.1 million in 2005, representing a 21% increase.

          Test Preparation Services cost of revenue increased from $5.8 million in 2004 to $7.0 million in 2005, representing a 21% increase, with gross margins in both periods at approximately 69%.

          K-12 Services cost of revenue increased from $3.7 million in 2004 to $4.2 million in 2005, representing a 16% increase.  Gross margins increased to 46% from 42% in the first quarter of 2004 as a result of an increase in revenue from sales of materials and live instruction, which have higher gross margins than professional development services.

          Admissions Services cost of revenue increased from $0.6 million in 2004 to $0.9 million in 2005, representing a 44% increase, primarily due to the increased expenditures for customer support costs and costs of providing high school counseling.  Gross margins decreased to 69% from 79% in the first quarter of 2004 primarily as a result of increased revenue from sales of counseling services, which have lower gross margins than our technology products.

Operating Expenses

          Selling, general and administrative expenses increased from $19.0 million in 2004 to $21.3 million in 2005, representing a 12% increase.  This increase resulted from the following:

•	an increase of approximately $1.9 million in salaries and payroll taxes, due largely to increased headcount, primarily in the K-12 Services division and in corporate; and
•

an increase of approximately $1.4 million in professional fees, comprised primarily of financial statement and internal control audit fees and accounting consultant fees relating to Sarbanes-Oxley compliance.

Theses increases were partially offset by decreases in the following areas:

•	a decrease of approximately $734,000 in personnel related costs, primarily attributable to lower entertainment and meetings expenses; and
•	a decrease of approximately $344,000 in advertising expense.

          We anticipate that professional fees related to Sarbanes-Oxley compliance will continue to be significant in 2005, with at least $1 million in such fees anticipated in the second half of 2005 as we conduct our Section 404 internal control evaluation for 2005 and implement remediation efforts where necessary.

Income Taxes

          The estimated effective tax rate used in 2005 would have been approximately 40%, as compared to 42% during the first quarter of 2004.  During the first quarter we continued to record a valuation allowance against the increase in our deferred tax asset.  If we achieve profitability for the 2005 fiscal year, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.  This will result in zero net tax expense for all periods until the valuation allowance is fully reversed.

Liquidity and Capital Resources

          Our current primary sources of liquidity are cash and cash equivalents on hand and collections from customers.  At March 31, 2005, we had approximately $11.5 million of cash and cash equivalents.  Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash from its retail classroom and tutoring courses.  These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs.  Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as K-12 schools and school districts and post-secondary institutions, which pay us in arrears.  Typical payment terms for these institutional customers, once invoiced, range from 60 to 90 days.  Additionally, the long contract approval cycles of some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts, as these contracts sometimes require performance to begin significantly in advance of collection of payments.

          During 2004 and the first quarter of 2005, we also experienced a significant increase in the aging of receivables from many of these customers, partially as a result of decreased focus on collections due to enormous strains on accounting resources required by the internal controls assessment mandated by Section 404 of Sarbanes-Oxley.  We have recently hired additional employees to collect these outstanding amounts.  However, our “days sales outstanding” increased to 78 days at March 31, 2005, from 73 days at the end of 2004.

          Cash used by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.  During the first quarter of 2005, cash used in operating activities was $3.1 million, compared to $4.1 million used in the first quarter of 2004.   In 2005, the majority of the cash used in operating activities was due to greater working capital requirements as receivables increased and previously deferred income was recognized.

          Investing cash flows consist primarily of capital expenditures.  We used $2.3 million in net cash for investing activities during the first quarter of 2005, compared to $1.7 million during the first quarter of 2004.  The increase in capital expenditures is due primarily to software purchased, increased development projects and new office construction.

          Financing cash flows consist primarily of transactions related to our debt structure.  During the first quarter of 2005 we repaid approximately $2.0 million of debt we borrowed under a bank credit facility.

          We anticipate that our cash balances, together with cash generated from operations, will be sufficient to meet our normal operating requirements for at least the next 12 months.  Our future capital requirements will depend on a number of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting these products and services. We expect to continue to devote substantial capital resources to product development and support and advertising, marketing and promotional activities. We may also seek another credit facility to buffer our working capital requirements.

Impact of Inflation

          Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

          We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price.  We typically generate the largest portion of our test preparation revenue in the third quarter.  The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of the year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the fourth quarter and the first quarter of the following year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          Included in our cash and cash equivalants are short-term money market funds.  The fair value of these money market funds would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR.  During the three months ended March 31, 2005, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $125,000, at the rate of 5%.  A 100 basis point increase in the dividend rate would have resulted in a $25,000 increase in dividends paid during this period.  We do not currently hold or issue derivative financial instruments.

          Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue.  Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.  Controls and Procedures

          We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions

          As described in detail in Item 9A of the company’s Form 10-K/A, dated May 2, 2005 (“Form 10-K/A”), the company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.  Management’s assessment identified three material weaknesses in internal control over financial reporting as of that date.  These material weaknesses were identified in the areas of capitalized software development costs, financial statement close process and revenue recognition.  In light of these material weaknesses identified by management, which have not been remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Notwithstanding this conclusion, the company’s preparation of its financial statements for the period covered by this report, and its evaluation of Disclosure Controls as of the end of such period, were conducted with particular attention to the material weaknesses identified by management in the Form 10-K/A, and management continued to retain third party consultants and hire additional accounting personnel during the period to provide certain compensating controls and other assistance in areas where material weaknesses were identified.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below, all of which began in the fourth quarter of 2004 and continued into the first quarter of 2005.

          We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in the Form 10-K/A. Such remediation activities include the following:

•

We have hired and continue to hire more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•

We are in the process of implementing a tier one accounting and financial reporting software system to further automate and integrate and thereby improve the company’s financial reporting processes and systems by removing unnecessary manual interfaces and to facilitate the revenue recognition of multiple element contracts.  This system is expected to be fully implemented in 2006.

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

Stephen Melvin Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)
May 10, 2005