Form 10-Q
period 2005-06-30
PRINCETON REVIEW INC
filed 2005-08-09
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

          The Company had 27,571,266 shares of $0.01 par value common stock outstanding at August 5, 2005.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2005	December 31, 2004 (1)

ASSETS
Current assets:
Cash and cash equivalents	$11,462	$19,197
Accounts receivable, net	19,726	23,441
Prepaid expenses	1,842	2,019
Inventory	1,204	1,054
Other assets	1,363	1,547

Total current assets	35,597	47,258
Furniture, fixtures, equipment and software development, net	14,876	13,380
Investment in affiliates	1,653	1,847
Goodwill	31,511	31,511
Other intangibles, net	9,760	10,032
Other assets	4,790	3,613

Total assets	$98,187	$107,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,568	$8,359
Accrued expenses	7,882	7,342
Current maturities of long-term debt	1,488	3,769
Deferred income	14,605	17,637

Total current liabilities	28,543	37,107
Deferred rent	1,998	1,388
Long-term debt	3,642	4,213
Series B-1 Preferred Stock, $.01 par value; 10,000 shares authorized issued and outstanding at June 30, 2005 and December 31, 2004 (liquidation value of $10,000)	9,829	9,736
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,569,764 issued and outstanding at June 30, 2005 and December 31, 2004	276	276
Additional paid-in capital	116,267	116,260
Accumulated deficit	(62,110)	(61,102)
Accumulated other comprehensive loss	(258)	(237)

Total stockholders’ equity	54,175	55,197

Total liabilities and stockholders’ equity	$98,187	$107,641

See accompanying notes.

(1)	Derived from audited financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue
Test Preparation Services	$20,630	$18,163	$43,515	$36,993
K-12 Services	7,122	7,697	15,041	13,980
Admissions Services	2,045	2,587	4,839	5,421

Total revenue	29,797	28,447	63,395	56,394

Cost of revenue
Test Preparation Services	6,452	5,313	13,489	11,133
K-12 Services	3,183	3,005	7,428	6,669
Admissions Services	1,080	557	1,941	1,153

Total cost of revenue	10,715	8,875	22,858	18,955
Gross profit	19,082	19,572	40,537	37,439

Operating expenses	19,460	18,600	40,725	37,603

(Loss) income from operations	(378)	972	(188)	(164)

Interest expense	(82)	(121)	(391)	(236)
Other income	84	43	125	77
Equity in the loss of affiliates	(94)	(67)	(161)	(67)

(Loss) income before (provison) benefit for income taxes	(470)	827	(615)	(390)
(Provision) benefit for income taxes	—	(352)	—	159

Net (loss) income	(470)	475	(615)	(231)
Dividends and accretion on Series B-1 Preferred Stock	(198)	(37)	(393)	(37)

Net (loss) income attributed to common stockholders	$(668)	$438	$(1,008)	$(268)

Basic and diluted (loss) income per share	$(0.02)	$0.02	$(0.04)	$(0.01)

Weighted average shares used in computing basic (loss) income per share	27,570	27,430	27,570	27,419

Weighted average shares used in computing diluted (loss) income per share	27,570	28,014	27,570	27,419

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(615)	$(231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	834	741
Amortization	2,783	2,493
Write-off of deferred financing costs	117	—
Bad debt expense	145	386
Deferred rent	610	(58)
Other, net	95	(146)
Net change in operating assets and liabilities:
Accounts receivable	3,569	(1,092)
Prepaid expenses	177	(115)
Other assets	40	(380)
Accounts payable and accrued expenses	(3,251)	(5,750)
Deferred income	(3,031)	3,272

Net cash provided by (used in) operating activities	1,473	(880)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software development	(3,946)	(1,324)
Additions to capitalized development costs and other assets	(2,266)	(2,701)
Investment in affiliate	—	(894)
Loans and notes receivable	250	500

Net cash used in investing activities	(5,962)	(4,419)

Cash flows from financing activities:
Proceeds from the sale of Series B-1 Preferred Stock, net of issuance costs	—	9,918
Repayment of revolving credit facility	(2,000)	—
Proceeds from revolving credit facility	—	2,000
Payment of deferred financing costs	—	(138)
Capital lease payments	(346)	(280)
Dividends on Series B-1 Preferred Stock	(251)	(37)
Notes payable related to acquisitions	(656)	(295)
Proceeds from exercise of options	7	334

Net cash (used in) provided by financing activities	(3,246)	11,502

Net (decrease) increase in cash and cash equivalents	(7,735)	6,203
Cash and cash equivalents, beginning of period	19,197	13,937

Cash and cash equivalents, end of period	$11,462	$20,140

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

          These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

          The following table summarizes the Company’s revenue and cost of revenue for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands)
Revenue
Services	$24,948	$22,538	$53,635	$47,746
Products	2,786	4,064	6,036	5,408
Other	2,063	1,845	3,724	3,240

Total revenue	$29,797	$28,447	$63,395	$56,394

Cost of Revenue
Services	$10,128	$8,122	$20,493	$16,771
Products	438	649	2,069	1,860
Other	149	104	296	324

Total cost of revenue	$10,715	$8,875	$22,858	$18,955

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

          Had the Company accounted for its employee stock options under the fair-value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands, except per share data)
Net (loss) income attributed to common stockholders, as reported	$(668)	$438	$(1,008)	$(268)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(445)	(319)	(954)	(547)

Pro forma net (loss) income attributed to common stockholders	$(1,113)	$119	$(1,962)	$(815)

Basic and diluted net (loss) income per share, as reported	$(0.02)	$0.02	$(0.04)	$(0.01)

Basic and diluted net (loss) income per share, proforma	$(0.04)	$0.00	$(0.07)	$(0.03)

          During the six months ended June 30, 2005, there were no stock options exercised.

Adoption of New Accounting Pronouncements

          In December 2004, the FASB replaced SFAS No. 123 with SFAS No. 123(R), Share-Based Payments, which requires all share-based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values.  In April of 2005, the SEC extended the effective date of the adoption until January 1, 2006, for calendar year companies.  Based on the options outstanding as of June 30, 2005 and the SFAS No. 123 pro forma information presented above, the Company expects SFAS No. 123(R) to have a material impact on its Consolidated Statement of Operations. However, the Company has not yet completed its evaluation as to the full impact.

Use of Estimates

          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, amortization lives assigned to intangible assets and money back guarantees.

          The Company began offering a money back guarantee to students who enrolled in classes for certain graduate test prep courses on or after February 22, 2005. In order to qualify to receive a full refund, students who do not achieve score improvements must have attended all class sessions, taken all practice tests and turned in all homework assignments.  This guarantee expires 90 days after completion of the course.  The Company reserves for expected refunds as revenue is recognized.

          Actual results could differ from those estimated.

Reclassification

          Certain balances have been reclassified to conform to the current quarter’s presentation.

2.  Accounts Receivable, Net

          Accounts receivable, net consists of the following components:

	June 30, 2005	December 31, 2004

	(in thousands)
Accounts receivable - customers	$19,124	$22,000
Accounts receivable - related parties	1,823	2,731
Allowance for doubtful accounts	(1,221)	(1,290)

Accounts receivable, net	$19,726	$23,441

3.  Line of Credit

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

          For the six months ended  June 30, 2005, dividends in the amount of $251,389 were paid to the Series B-1 Preferred stockholders.  On June 30, 2004, dividends in the amount of $37,000 were paid to the Series B-1 Preferred Stockholders.

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

          The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization and equity in the income (loss) of affiliates. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash and non-operations-related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, nor as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended June 30, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$20,630	$7,122	$2,045	$—	$29,797

Operating expenses (including depreciation and amortization)	$11,545	$4,099	$2,564	$1,252	$19,460

Operating (loss) income	$2,633	$(160)	$(1,599)	$(1,252)	$(378)
Depreciation & amortization	443	693	435	311	1,882
Equity in the loss of affiliates	—	—	—	(94)	(94)

EBITDA	$3,076	$533	$(1,164)	$(1,035)	$1,410

As of June 30, 2005

(In thousands)
Assets	$37,626	$20,407	$10,959	$29,195	$98,187

	Three Months Ended June 30, 2004

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$18,163	$7,697	$2,587	$—	$28,447

Operating expenses (including depreciation and amortization)	$10,575	$4,218	$3,395	$412	$18,600

Operating (loss) income	$2,275	$474	$(1,365)	$(412)	$972
Depreciation & amortization	391	544	444	278	1,657
Equity in the loss of affiliates	—	—	(67)	—	(67)

EBITDA	$2,666	$1,018	$(988)	$(134)	$2,562

As of December 31, 2004

(In thousands)
Assets	$36,424	$21,867	$17,532	$31,818	$107,641

	Six Months Ended June 30, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$43,515	$15,041	$4,839	$—	$63,395

Operating expenses (including depreciation and amortization)	$22,917	$9,453	$5,653	$2,702	$40,725

Operating (loss) income	$7,109	$(1,840)	$(2,755)	$(2,702)	$(188)
Depreciation & amortization	911	1,279	823	604	3,617
Equity in the loss of affiliate	—	—	—	(161)	(161)

EBITDA	$8,020	$(561)	$(1,932)	$(2,259)	$3,268

	Six Months Ended June 30, 2004

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$36,993	$13,980	$5,421	$—	$56,394

Operating expenses (including depreciation and amortization)	$21,932	$8,355	$6,412	$904	$37,603

Operating (loss) income	$3,928	$(1,044)	$(2,144)	$(904)	$(164)
Depreciation & amortization	769	1,046	884	535	3,234
Equity in the loss of affiliates	—	—	(67)	—	(67)

EBITDA	$4,697	$2	$(1,327)	$(369)	$3,003

Reconciliation of operating  (loss) income to net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Total (loss) income from reportable segments	$(378)	$972	$(188)	$(164)
Interest expense	(82)	(121)	(391)	(236)
Other income	84	43	125	77
Equity in loss of affiliate	(94)	(67)	(161)	(67)
(Provision) benefit for income taxes	—	(352)	—	159

Net (loss) income	$(470)	$475	$(615)	$(231)

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

          The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share (in thousands) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Weighted average common shares outstanding
Basic	27,570	27,430	27,570	27,419
Net effect of convertible preferred stock-based on the if converted method	—	269	—	—
Net effect of diluted stock options - based on the treasury stock method	—	306	—	—
Other	—	9	—	—

Diluted	27,570	28,014	27,570	27,419

          Excluded from the computation of diluted earnings per common share because of their antidilutive effect were, 1,007,303 shares of Series B-1 Preferred stock, 123,936 stock options and 9,128 of other for the three months ended June 30, 2005; 1,007,303 shares of Series B-1 Preferred stock , 117,962 stock options and 9,128 of other for the six months ended June 30, 2005 and 134,865 of Series B-1 Preferred stock, 378,157 stock options and 9,128 of other for the six months ended June 30, 2004.

7. Comprehensive (Loss) Income

          The components of comprehensive  (loss) income for the three and six-months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands)
Net (loss) income attributable to common stockholders	$(668)	$438	$(1,008)	$(268)
Foreign currency translation adjustment	(16)	(96)	(21)	(209)
Unrealized gain on available-for-sale securities, net of tax provision of $0, $0, $0 and $12, respectively	—	—	—	17

Total comprehensive (loss) income	$(684)	$342	$(1,029)	$(460)

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

Overview

          The Princeton Review provides educational products and services to students, parents, educators and educational institutions.   These products and services include integrated classroom-based and online instruction, professional development for teachers and educators, print and online materials and lessons, and higher education marketing and admissions management.  We operate our businesses through three divisions, which correspond to our business segments.

          Our Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services.  Since 2004 this division has also been providing Supplementary Educational Services (“SES”), or after school academic instruction under the No Child Left Behind Act of 2001, to students in public school districts.

          Our K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and face-to-face instruction.  As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division continues to see growing demand by the public school market for its products.

          Our Admissions Services division  derives most of its revenue from the sale of web-based admissions and application management products and marketing services to higher education institutions. We are continuing with the process of refocusing this division’s marketing services business model.  We are moving from a model of pricing for various bundles of marketing services, to a model where payment is based upon actual leads we generate.  We believe this model will allow us to better capitalize on the popularity of our web site with college and graduate school-bound students.  To support this change in our marketing services model, we have re-launched our web site with a view to optimizing our ability to match the right prospects with the post-secondary institutions looking to attract them.

          In general, the second quarter of 2005 showed solid growth in revenue in the Test Prep division, partially offset by  decreases in revenue in the K-12 and Admissions Services divisions. The increased emphasis on preparing for the new SAT test and the increase in SES revenues, which derive from programs that assist public schools with their students’ academic performances as measured on state assessment tests, were major forces behind the increased revenue in the Test Prep division during the quarter.  The K-12 Services division’s revenue decrease is due primarily to a decline in content development work, including book manuscripts delivered  to Random House.  Revenue from this division’s core business of delivering assessment, professional development, live courses and intervention products remained at roughly the same level as last year, due to a high level of renewals. While we continue to see opportunities in the market for this division’s products and services we have experienced some problems with fully staffing our sales team and delays in closing the larger deals due to the lengthy proposal acceptance processes of our target customers. We expect that new contracts signed in the latter part of 2005 will lead to resumed revenue growth for the full year based on our expectations of deals in the current pipeline.  In the Admissions Services division, we continue to experience growth in our marketing services revenue.  We now have over 250 post-secondary school customers for whom we have provided leads.  We have delivered the initial order of scheduled leads for most of these customers and we must now procure additional lead orders from those customers, as well as attract new customers for this service. However, the increases in marketing service revenue were more than offset by revenue decreases in certain application and subscription fees from customers that did not renew after the 2003-2004 school years.   Notwithstanding the revenue declines in this division from application and subscription fees, we continue to believe that revenue from sales of lead generation and high school counseling services will result in this division posting modest revenue growth overall for full year 2005.

          On the expense side, SG&A for the three months ended June 30, 2005 increased by 4% over the same period in 2004, resulting primarily from increases in professional fees related to Sarbanes-Oxley compliance and headcount increases in our K-12 Services division and in corporate.  After excluding the goodwill writedown in 2004, we expect SG&A expenses in 2005 to increase only modestly over the 2004 levels.

Results of Operations

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

          Revenue

          Our total revenue increased from $28.4 million in 2004 to $29.8 million in 2005, representing a 5% increase.

          Test Preparation Services revenue increased from $18.2 million in 2004 to $20.6 million in 2005, representing a 14% increase, comprised primarily of an increase of approximately $2.3 million in revenue from our company-owned operations.  The increased revenue from company-owned operations resulted from an increase of approximately $1.8 million in course and tutoring revenue, reflecting strong enrollment in SAT courses, and an increase of approximately $513,000 in SES sales to schools.

          K-12 Services revenue decreased from $7.7 million in 2004 to $7.1 million in 2005, representing a 7% decrease. This decrease resulted primarily from a reduction of approximately $733,000 in fees for content sales to our publisher and other institutions.  The revenue from schools for the sale of this division’s core products and services remained at approximately the same level as the comparable period last year.

          Admissions Services revenue decreased from $2.6 million in 2004 to $2.0 million in 2005, representing a 21% decrease. This decrease resulted primarily from lower application and technology subscription fees, which decreased by approximately $850,000.  This decrease was partially offset by increases in marketing services revenue of approximately $600,000.

          Cost of Revenue

          Our total cost of revenue increased from $8.9 million in 2004 to $10.7 million in 2005, representing a 21% increase.

          Test Preparation Services cost of revenue increased from $5.3 million in 2004 to $6.5 million in 2005 representing a 21% increase, primarily as a direct result and in proportion to the enrollment increases, which caused variable costs such as teacher pay, site rent and course materials to increase.  Gross margins were 68.7% and 70.7% in 2005 and 2004, respectively.

          K-12 Services cost of revenue increased from $3.0 million in 2004 to $3.2 million in 2005, representing a 6% increase. This increase is primarily attributable to an increase in costs incurred to service contracts with school-based customers and the mix of products sold, which negatively impacted gross margins in this division.  Gross margins decreased from 60% in 2004 to 54% in 2005.

          Admissions Services cost of revenue increased from $557,000 in 2004 to $1.1 million in 2005, representing a 94% increase, primarily due to higher costs to service our counseling customers.  During the second quarter of  2004 our large counseling contract with Colorado was just beginning and did not generate significant costs.  This contract has relatively low margins and with the full complement of staffing on this contract in the second quarter of 2005, the overall gross margins in this division were negatively affected.  Higher customer support costs and customer credits issued, which lowered revenues, also negatively affected the gross margins in this division which fell from 78% to 47%.

          Operating Expenses

          Selling, general and administrative expenses increased from $18.6 million in 2004 to $19.5 million in 2005, representing a 5% increase.  This increase resulted from the following:

•	an increase of approximately $1.2 million in primarily accounting, legal and Sarbanes-Oxley related professional fees; and
•	an increase of approximately $557,000 in salaries and payroll taxes in our company-owned sites, K-12 customer support and corporate functions.

          These increases were partially offset by decreases of approximately $599,000 in advertising and marketing expenses and approximately $394,000 in bad debt expense.

          Income Taxes

          The estimated effective tax rate used in 2005 was approximately 40%, as compared to 42% during 2004.  However, during 2005 we continued to record a valuation allowance against the increase in our deferred tax asset.  If we achieve profitability for the 2005 fiscal year, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.  This will result in zero net tax expense for all periods until the valuation allowance is fully reversed.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

          Revenue

          Our total revenue increased from $56.4 million in 2004 to $63.4 million in 2005, representing a 12% increase.

          Test Preparation Services revenue increased from $37.0 million in 2004 to $43.5 million in 2005, representing an 18% increase, comprised primarily of an increase of approximately $6.0 million in revenue from our company-owned operations. The increased revenue from company-owned operations resulted from an increase of approximately $5.1 million in course and tutoring revenue driven primarily by strong SAT enrollment, and an increase of approximately $1.2 million in SES sales to schools.

          K-12 Services revenue increased from $14.0 million in 2004 to $15.0 million in 2005 representing an 8% increase.  This increase resulted primarily from an increase of approximately $1.5 million in revenue from schools for printed test materials, professional development, live courses and Homeroom subscriptions.  This increase was partially offset by a decrease in revenue from content sales to our publisher and other institutions.

          Admissions Services revenue decreased from $5.4 million in 2004 to $4.8 million in 2005, representing an 11% decrease. This decrease resulted primarily from lower application and technology subscription fees which decreased by approximately $1.4 million.  This decrease was partially offset by increases in marketing services revenue of approximately $844,000.

          Cost of Revenue

          Our total cost of revenue increased from $19.0 million in 2004 to $22.9 million in 2005, representing a 21% increase.

          Test Preparation Services cost of revenue increased from $11.1 million in 2004 to $13.5 million in 2005, representing a 21% increase, primarily as a result of increasing the number of courses and tutoring sessions delivered year to date.  Gross margins were approximately the same in both periods.

          K-12 Services cost of revenue increased from $6.7 million in 2004 to $7.4 million in 2005, representing an 11% increase.  This increase is primarily attributable to an increase in customer support costs, which lowered gross margins from approximately 52% in the first half of 2004 to 50% in the current year.

          Admissions Services cost of revenue increased from $1.2 million in 2004 to $1.9 million in 2005, representing a 68% increase, primarily due to greater customer support costs and costs associated with our large counseling contract with Colorado.   Higher customer support costs and customer credits issued, which lowered revenues, also negatively affected the gross margins in this division which fell from 79% to 60%.

          Operating Expenses

          Selling, general and administrative expenses increased from $37.6 million in 2004 to $40.7 million in 2005, representing an 8% increase.  This increase resulted from the following:

•	an increase of approximately $2.6 million in salaries and payroll taxes at our company owned sites, K-12 customer support and corporate; and
•	an increase of approximately $2.4 million in primarily accounting, legal and Sarbanes-Oxley related professional fees.

These increases were partially offset by decreases in the following areas:

•	a decrease of approximately $943,000 in advertising and marketing expenses;
•	a decrease of approximately $407,000 in web site technology and development expenses; and
•	a decrease of approximately $240,000 in bad debt expense.

          We expect that we will incur between $1.0 and $1.5 million in professional fees related to Sarbanes-Oxley compliance in the second half of 2005.

          Income Taxes

          The estimated effective tax rate used in 2005 was approximately 40%, as compared to 42% during the first half of 2004.  However, during the first half of 2005 we continued to record a valuation allowance against the increase in our deferred tax asset.  If we achieve profitability for the 2005 fiscal year, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.  This will result in zero net tax expense for all periods until the valuation allowance is fully reversed.

Liquidity and Capital Resources

          Our current primary sources of liquidity are cash and cash equivalents on hand and collections from customers.  At June 30, 2005, we had approximately $11.5 million of cash and cash equivalents.  Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash from its retail classroom and tutoring courses.  These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs.  Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as K-12 schools and school districts and post-secondary institutions, which pay us in arrears.  Typical payment terms for these institutional customers, once invoiced, range from 60 to 90 days.  Additionally, the long contract approval cycles of some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts, as these contracts sometimes require performance to begin significantly in advance of collection of payments.

          During 2004 and the first quarter of 2005, we experienced an  increase in the aging of receivables from many of these customers, partially as a result of decreased focus on collections due to enormous strains on accounting resources required by the internal controls assessment mandated by Section 404 of Sarbanes-Oxley. We have hired additional employees to collect these outstanding amounts and have experienced an improvement in our “days sales outstanding” which decreased to 62 days at June 30, 2005, from 78 days at March 31, 2005.

          Cash provided by operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities.  During the first half of 2005, cash provided by operating activities was $1.5 million, compared to $803,000 used in the first half of 2004.   In 2005, the majority of the cash provided by operating activities was due primarily to lower working capital requirements as receivables were collected.  This was partially offset by decreases in accounts payable and recognition of previously deferred income.

          Investing cash flows consist primarily of capital expenditures.  We used $6.0 million in net cash for investing activities during the first half of 2005, compared to $4.4 million during the first half of 2004.  The increase in capital expenditures is due primarily to software purchased, increased development projects and new office construction.

          Financing cash flows consist primarily of transactions related to our debt structure.  During the first half of 2005 we repaid approximately $2.0 million of debt we borrowed under a bank credit facility as well as other less significant payments made on capital leases and notes payable.

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

Seasonality in Results of Operations

          We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price.  We typically generate the largest portion of our test preparation revenue in the third quarter.  However, as SES revenue grows, we expect this revenue will be concentrated in the fourth and first quarters, or to more closely reflect the afterschool programs’ greatest activity during the school year.  The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of the year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the fourth quarter and the first quarter of the following year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Included in our cash and cash equivalents are short-term money market funds.  The fair value of these money market funds would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day

LIBOR.  During the three months ended June 30, 2005, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $126,389 at the rate of 5%.  A 100 basis point increase in the dividend rate would have resulted in a $25,000 increase in dividends paid during this period.  We do not currently hold or issue derivative financial instruments

Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue.  Accordingly, our exposure to exchange rate fluctuations is minimal.

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

Conclusions

          As described in detail in Item 9A of the company’s Form 10-K/A, dated May 2, 2005 (“Form 10-K/A”), the company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.  Management’s assessment identified three material weaknesses in internal control over financial reporting as of that date.  These material weaknesses were identified in the areas of capitalized software development costs, financial statement close process and revenue recognition.  During the period covered by this Quarterly Report, we continued to implement the extensive remediation described in more detail below. While our management believes that these material weaknesses are in the process of being remediated, we have not conducted enough testing to be certain of the results of these remediation efforts.  Accordingly, our CEO and CFO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Notwithstanding this conclusion, the company’s preparation of its financial statements for the period covered by this report, and its evaluation of Disclosure Controls as of the end of such period, were conducted with particular attention to the material weaknesses identified by management in the Form 10-K/A and the remediation activities discussed below, and management continued to retain third party consultants and hire additional accounting personnel during the period to provide certain compensating controls and other assistance in areas where material weaknesses were identified.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following remediation:

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

•

We are in the process of establishing written policies and procedures to ensure that account reconciliation and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•

We have initiated programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the company.

          In addition to the foregoing remediation efforts, we continue to work with a consulting firm to assist us with the continuing improvement of our internal control processes.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that The Princeton Review infringed a patent owned by CollegeNet related to the processing of on-line applications.  CollegeNet never served The Princeton Review and no discovery was ever conducted.  However, based on adverse rulings in other lawsuits concerning the same patent, CollegeNet dismissed the 2003 case without prejudice on January 9, 2004 against The Princeton Review.  Thereafter, on August 2, 2005, the Federal Circuit Court of Appeals issued an opinion favorable to CollegeNet from its appeal from the adverse rulings.  Then on August 3, 2005, CollegeNet filed suit again against The Princeton Review alleging an infringement of the same CollegeNet patent related to processing on-line applications.  At this time The Princeton Review has not been served and accordingly it has no answer date and no discovery has been conducted. CollegeNet seeks injunctive relief and unspecified monetary damages. Because this potential proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty.  However, The Princeton Review believes that it has meritorious defenses to CollegeNet’s claims of infringement and intends to vigorously defend.

          In addition to the foregoing, from time to time, we are involved in legal proceedings incidental to the conduct of our business, none of which is likely to have a material adverse effect on us.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)    We held our Annual Meeting of Stockholders on June 9, 2005.

(b)    Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to the Board Nominating Committee’s nominees listed in the Proxy Statement, and all such nominees were elected.

Directors elected to the 2008 Class were Robert E. Evanson, John S. Katzman and John C. Reid.

Election of Directors:

	For	Withheld

Robert E. Evanson	26,436,735	66,420
John S. Katzman	25,318,166	1,184,989
John C. Reid	26,174,814	328,341

Other directors whose terms continue after the meeting were Richard Katzman, Richard Sarnoff, Sheree Speakman and Howard Tullman.

(c)    The appointment of Ernst & Young LLP, independent registered public accounting firm, to audit our consolidated financial statements for the year 2005 was ratified by the following vote:

For	26,438,010
Against	64,085
Abstain	1,060

Item 5.  Other Information

On June 6, 2005, the Nominating Committee of our Board of Directors was reconstituted to consist solely of independent directors.  Effective as of that date, our Nominating Committee was comprised of John C. Reid (Chair), Sheree T. Speakman and Howard A. Tullman.  As of July 28, 2005, the Nominating Committee was again reconstituted and currently consists of Sheree T. Speakman (Chair), Robert E. Evanson and John C. Reid.

Additionally, on July 28, 2005, the Audit and Compensation Committees of our Board of Directors were reconstituted as follows:

Audit Committee: Robert E. Evanson (Chair), Sheree T. Speakman and Howard A. Tullman.
Compensation Committee: Howard A. Tullman (Chair), Robert E. Evanson and John C. Reid

Each of the directors named in this Item 5 is “independent” in accordance with the standards established by Nasdaq.

Item 6.  Exhibits

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
August 9, 2005