Form 10-Q
period 2005-09-30
PRINCETON REVIEW INC
filed 2005-11-09
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The Company had 27,571,266 shares of $0.01 par value common stock outstanding at November 7, 2005.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2005	December 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,489	$19,197
Accounts receivable, net	22,023	23,441
Prepaid expenses	1,868	2,019
Inventory	2,831	1,054
Other assets	1,998	1,547

Total current assets	36,209	47,258
Furniture, fixtures, equipment and software development, net	15,089	13,380
Investment in affiliates	1,582	1,847
Goodwill	31,511	31,511
Other intangibles, net	11,692	10,032
Notes receivable	1,574	1,162
Other assets	2,901	2,451

Total assets	$100,558	$107,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,290	$8,359
Accrued expenses	7,164	7,342
Current maturities of long-term debt	1,375	3,769
Deferred income	15,983	17,637

Total current liabilities	29,812	37,107
Deferred rent	2,095	1,388
Long-term debt	3,320	4,213
Series B-1 Preferred Stock, $.01 par value; 10,000 shares authorized issued and outstanding at September 30, 2005 and December 31, 2004 (liquidation value of $10,000)	9,901	9,736
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,571,266 and 27,569,764 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	276	276
Additional paid-in capital	116,275	116,260
Accumulated deficit	(60,845)	(61,102)
Accumulated other comprehensive loss	(276)	(237)

Total stockholders’ equity	55,430	55,197

Total liabilities and stockholders’ equity	$100,558	$107,641

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue
Test Preparation Services	$26,748	$24,185	$70,263	$61,178
K-12 Services	5,281	2,752	20,322	16,732
Admissions Services	2,767	2,665	7,606	8,086

Total revenue	34,796	29,602	98,191	85,996

Cost of revenue
Test Preparation Services	8,007	7,316	21,496	18,449
K-12 Services	2,934	2,711	10,362	9,380
Admissions Services	1,283	1,161	3,224	2,314

Total cost of revenue	12,224	11,188	35,082	30,143
Gross profit	22,572	18,414	63,109	55,853

Selling, general and administrative expenses	21,910	19,161	62,635	56,764

Income (loss) from operations	662	(747)	474	(911)

Interest expense	(110)	(236)	(501)	(471)
Sale of rights to franchisees	990	—	990	—
Other income, net	—	137	125	214
Equity in the loss of affiliates	(71)	—	(232)	(68)

Income (loss) before benefit from income taxes	1,471	(846)	856	(1,236)
Benefit from income taxes	—	354	—	513

Net income (loss)	1,471	(492)	856	(723)
Dividends and accretion on Series B-1 Preferred Stock	(206)	(126)	(599)	(163)

Net income (loss) attributed to common stockholders	$1,265	$(618)	$257	$(886)

Basic income (loss) per share	$0.05	$(0.02)	$0.01	$(0.03)

Diluted income (loss) per share	$0.04	$(0.02)	$0.01	$(0.03)

Weighted average shares used in computing basic income (loss) per share	27,571	27,497	27,570	27,437

Weighted average shares used in computing diluted income (loss) per share	28,733	27,497	28,720	27,437

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$856	$(723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,304	1,167
Amortization	4,237	3,898
Notes issued in connection with sale of rights to franchisees	(703)	—
Write-off of deferred financing costs	117	—
Bad debt expense	326	607
Other, net	114	(153)
Net change in operating assets and liabilities:
Accounts receivable	989	3,413
Prepaid expenses	151	232
Other assets	(2,012)	(79)
Accounts payable and accrued expenses	(3,247)	(6,126)
Deferred income	(1,654)	3,760

Net cash provided by operating activities	478	5,996

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software development	(5,407)	(2,984)
Additions to capitalized development costs and other assets	(3,945)	(2,715)
Investment in affiliate	—	(819)
Payment of notes receivable	250	500
Landlord construction contribution	892	—

Net cash used in investing activities	(8,210)	(6,018)

Cash flows from financing activities:
Proceeds from the sale of Series B-1 Preferred Stock, net of issuance costs	—	9,861
Repayment of revolving credit facility	(2,000)	—
Proceeds from revolving credit facility	—	1,999
Payment of deferred financing costs	—	(145)
Capital lease payments	(527)	(458)
Dividends on Series B-1 Preferred Stock	(386)	(163)
Notes payable related to acquisitions	(1,078)	(1,492)
Proceeds from exercise of options	15	396

Net cash (used in) provided by financing activities	(3,976)	9,998

Net (decrease) increase in cash and cash equivalents	(11,708)	9,976
Cash and cash equivalents, beginning of period	19,197	13,937

Cash and cash equivalents, end of period	$7,489	$23,913

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

          The accompanying unaudited interim consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly-owned subsidiaries, The Princeton Review Canada Inc. and Princeton Review Operations L.L.C., as well as the Company’s national advertising fund (together, the “Company”).  On January 1, 2005, the Company completed a corporate reorganization whereby the Company merged its former wholly owned subsidiaries, Princeton Review Products, L.L.C., Princeton Review Management, L.L.C., Princeton Review Publishing, L.L.C. and Princeton Review Carolinas, L.L.C. into the parent company, The Princeton Review, Inc.

          These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

          Actual results could differ from those estimated.

Products and Services

          The following table summarizes the Company’s revenue and cost of revenue for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands)
Revenue
Services	$30,649	$26,246	$84,038	$74,152
Products	1,784	1,277	7,976	6,485
Other	2,363	2,079	6,177	5,359

Total revenue	$34,796	$29,602	$98,191	$85,996

Cost of Revenue
Services	$11,169	$10,434	$31,458	$27,875
Products	911	582	3,184	1,713
Other	144	172	440	555

Total cost of revenue	$12,224	$11,188	$35,082	$30,143

          Services revenue includes course fees, professional development, subscription fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests, sales of course material to independently owned franchisees and fees from a publisher for manuscripts delivered.  Other revenue includes royalties from independently owned franchisees and royalties and marketing fees received from publishers.

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

          Had the Company accounted for its employee stock options under the fair-value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company’s net income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands, except per share data)
Net income (loss) attributed to common stockholders, as reported	$1,265	$(618)	$257	$(886)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(468)	(308)	(1,423)	(855)

Pro forma net income (loss) attributed to common stockholders	$797	$(926)	$(1,166)	$(1,741)

Basic net income (loss) per share, as reported	$0.05	$(0.02)	$0.01	$(0.03)

Diluted net income (loss) per share, as reported	$0.04	$(0.02)	$0.01	$(0.03)

Basic net income (loss) per share, pro forma	$0.03	$(0.03)	$(0.04)	$(0.06)

Diluted net income (loss) per share, pro forma	$0.03	$(0.03)	$(0.04)	$(0.06)

          During the nine months ended September 30, 2005, an employee exercised 1,500 stock options.

Adoption of New Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) replaced SFAS No. 123 with SFAS No. 123(R), Share-Based Payments, which requires all share-based payments to employees, including employee stock options, to be recognized in the income statement based on their fair values.  In April of 2005, the SEC extended the effective date of the adoption until January 1, 2006, for calendar year companies.  Based on the options outstanding as of September 30, 2005 and the SFAS No. 123 pro forma information presented above, the Company expects SFAS No. 123(R) to have a material impact on its Consolidated Statement of Operations. However, the Company has not yet completed its evaluation as to the full impact.

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

Reclassifications

          Certain balances have been reclassified to conform to the current quarter’s presentation.

2.  Accounts Receivable, Net

          Accounts receivable, net consists of the following components:

	September 30, 2005	December 31, 2004

	(in thousands)
Accounts receivable - customers	$21,473	$22,000
Accounts receivable - related parties	1,535	2,731
Allowance for doubtful accounts	(985)	(1,290)

Accounts receivable, net	$22,023	$23,441

3. Franchise Renewal and Sale of SES Rights

          During the third quarter of 2005, the Company completed the franchise renewal process with five of the seven domestic franchisees that were in the Company’s franchise system as of December 31, 2004.  The renewal agreements took effect immediately and superseded the remaining term of the franchisees’ prior contracts. Of the two remaining franchises, the Company terminated one franchisee for default under the then existing franchise agreement in July 2005, initiated an arbitration proceeding to confirm the validity of the termination, and opened an office to service that franchisee’s former territory. The remaining franchisee (which holds ten separate franchises, six of which expire at the end of 2005) and the Company are currently in litigation regarding renewal terms.  Pending the outcome of the litigation, the franchisee has signed renewals for the six expiring agreements.

          As part of the franchise renewal process described above, four of the franchisees also licensed the right to sell, under The Princeton Review brand, Supplementary Educational Services, or after school academic instruction, under the No Child Left Behind Act of 2001 (“SES”) in their franchised territories.  Up-front fees totaling approximately $1.0 million associated with these new rights were included in the Company’s financial statements for the three and nine months ended September 30, 2005. Of this amount, approximately $0.3 million was paid in cash, and the remainder was paid through the issuance to the Company of notes with a discounted present value of approximately $0.7 million.

4. Line of Credit

          In February 2005, the Company repaid the entire outstanding balance and terminated the three-year revolving credit facility the Company had entered into in May of 2004 with Commerce Bank, N.A.  The outstanding balance at the time of payment was $2.0 million.  Additionally, the Company wrote off  unamortized deferred financing costs of approximately $0.1 million.

5.  Series B-1 Preferred Stock

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

          For the nine months ended September 30, 2005, dividends of approximately $0.4 million were paid to the Series B-1 Preferred stockholders.  For the nine months ended September 30, 2004, dividends of approximately $0.2 million were paid to the Series B-1 Preferred Stockholders.

6.  Segment Information

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

	Three Months Ended September 30, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$26,748	$5,281	$2,767	$—	$34,796

Cost of revenue (including amortization)	8,007	2,934	1,283	—	12,224
Selling, general and administrative expenses (including depreciation and amortization)	12,778	4,615	2,910	1,607	21,910

Operating income (loss)	5,963	(2,268)	(1,426)	(1,607)	662

Depreciation and amortization	440	700	467	316	1,923
Sale of rights to franchisees	—	990	—	—	990
Equity in the loss of affiliates	—	—	—	(71)	(71)
Other expense	—	—	(39)	(26)	(65)

EBITDA	$6,403	$(578)	$(998)	$(1,388)	$3,439

	Three Months Ended September 30, 2004

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$24,185	$2,752	$2,665	$—	$29,602

Cost of revenue (including amortization)	7,316	2,711	1,161	—	11,188
Selling, general and administrative expenses (including depreciation and amortization)	10,804	4,350	3,396	611	19,161

Operating income (loss)	6,065	(4,309)	(1,892)	(611)	(747)

Depreciation and amortization	501	556	459	315	1,831
Equity in the loss of affiliates	—	—	—	—	—

EBITDA	$6,566	$(3,753)	$(1,433)	$(296)	$1,084

	Nine Months Ended September 30, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$70,263	$20,322	$7,606	$—	$98,191

Cost of revenue (including amortization)	21,496	10,362	3,224	—	35,082
Selling, general and administrative expenses (including depreciation and amortization)	35,695	14,082	8,549	4,309	62,635

Operating income (loss)	13,072	(4,122)	(4,167)	(4,309)	474

Depreciation and amortization	1,351	1,979	1,290	921	5,541
Sale of rights to franchisees	—	990	—	—	990
Equity in the loss of affiliates	—	—	—	(232)	(232)
Other expense	—	—	(39)	(26)	(65)

EBITDA	$14,423	$(1,153)	$(2,916)	$(3,646)	$6,708

	Nine Months Ended September 30, 2004

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Revenue	$61,178	$16,732	$8,086	$—	$85,996

Cost of revenue (including amortization)	18,449	9,380	2,314	—	30,143
Selling, general and administrative expenses (including depreciation and amortization)	32,736	12,705	9,808	1,515	56,764

Operating income (loss)	9,993	(5,353)	(4,036)	(1,515)	(911)

Depreciation and amortization	1,270	1,602	1,343	850	5,065
Equity in the loss of affiliates	—	—	(68)	—	(68)

EBITDA	$11,263	$(3,751)	$(2,761)	$(665)	$4,086

	As of September 30, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Assets	$40,860	$22,553	$11,922	$25,223	$100,558

	As of December 31, 2004

	(In thousands)
	Test Preparation Services	K-12 Services	Admission Services	Corporate	Total

Assets	$36,424	$21,867	$17,532	$31,818	$107,641

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Total income (loss) from reportable segments	$662	$(747)	$474	$(911)
Interest expense	(110)	(236)	(501)	(471)
Sale of rights to franchisees	990	—	990	—
Other income, net	—	137	125	214
Equity in loss of affiliate	(71)	—	(232)	(68)
Benefit from income taxes	—	354	—	513

Net income (loss)	$1,471	$(492)	$856	$(723)

7. Income (Loss) Per Share

          Basic and diluted net income (loss) per share information for all periods is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities and dividends related to convertible securities are added back to net income (loss) attributed to common stockholders.  The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive.  During the periods presented in which the Company reported a net loss, shares of convertible securities and stock options that would be dilutive were excluded because to include them would have been antidilutive.

          The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share (in thousands) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Weighted average common shares outstanding
Basic	27,571	27,497	27,570	27,437
Net effect of convertible preferred stock-based on the if converted method	1,007	—	1,007	—
Net effect of diluted stock options - based on the treasury stock method	146	—	134	—
Other	9	—	9	—

Diluted	28,733	27,497	28,720	27,437

          Excluded from the computation of diluted earnings per common share because of their antidilutive effect were 909,091 of Series B-1 Preferred stock, 188,989 stock options and 9,128 of other for the three months ended September 30, 2004 and 392,940 of Series B-1 Preferred stock, 317,899 stock options and 9,128 of other for the nine months ended September 30, 2004.

8. Comprehensive Income (Loss)

          The components of comprehensive income (loss) for the three and nine-months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(in thousands)
Net income (loss) attributable to common stockholders	$1,265	$(618)	$257	$(886)
Foreign currency translation adjustment	(16)	256	(39)	46
Unrealized gain on available-for-sale securities, net of tax provision of $0, $0, $0 and $12, respectively	—	—	—	17

Total comprehensive income (loss)	$1,249	$(362)	$218	$(823)

9. Legal Proceedings

          On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that the Company infringed a patent owned by CollegeNet related to the processing of on-line applications.  CollegeNet never served the Company and no discovery was ever conducted.  However, based on adverse rulings in other lawsuits concerning the same patent, CollegeNet dismissed the 2003 case without prejudice on January 9, 2004 against the Company.  Thereafter, on August 2, 2005, the Federal Circuit Court of Appeals issued an opinion favorable to CollegeNet from its appeal from the adverse rulings.  Then on August 3, 2005, CollegeNet filed suit again against the Company alleging an infringement of the same CollegeNet patent related to processing on-line applications.  At this time the Company has not been served and accordingly it has no answer date and no discovery has been conducted. CollegeNet seeks injunctive relief and unspecified monetary damages. Because this potential proceeding is at a very preliminary stage, the Company is unable to predict its outcome with any degree of certainty. However, the Company believes that it has meritorious defenses to CollegeNet’s claims of infringement and intends to vigorously defend. In a related matter, on September 1, 2005, the Company filed a request with the United Stated Patent and Trademark Office (“PTO”) for ex parte reexamination of the CollegeNet patent.  On October 31, 2005, the PTO granted the Company’s request and ordered reexamination of all claims of the CollegeNet patent.

          On August 29, 2005, Test Services, Inc. (“TSI”), a franchisee of the Company under ten separate franchise agreements, six of which expire on December 31, 2005, filed suit against the Company in the United States District Court for the District of Colorado. In this proceeding, TSI alleges that the terms the Company has offered for renewal of the franchise do not comply with TSI’s contractual renewal rights, seeks declaratory relief and specific performance and unspecified damages as to alleged breaches of the renewal provisions, and also alleges a violation of the Michigan franchise law. Notwithstanding its pursuit of this action, TSI’s entered into the tendered renewal agreements under a reservation of rights. TSI’s complaint also includes claims that the Company breached its existing franchise agreements with TSI that are unrelated to the core renewal dispute. TSI seeks damages for these alleged breaches in unspecified amounts, except that damages in excess of $500,000 are alleged in connection with one of the claims. A trial on the merits of the franchise renewal issues is scheduled to begin on November 14, 2005.  With respect to the remaining claims, the Court has set a trial date in January 2007.

          The Company does not believe that the resolution of the dispute regarding the terms upon which TSI may renew its franchise agreements will materially affect the Company’s financial condition or results of operations.  With respect to TSI’s claims for damages for breach of the existing franchise agreements that are unrelated to this issue, the proceeding is at a preliminary stage and the Company is unable to predict its outcome with any degree of certainty.  However, the Company believes that it has meritorious defenses to these claims and intends to vigorously defend.

          In addition to the foregoing, from time to time, the Company is involved in legal proceedings incidental to the conduct of its business, none of which is likely to have a material adverse effect on the Company.

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

          Our Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services.  Since 2004, this division has also been providing Supplementary Educational Services (“SES”), or after school academic instruction under the No Child Left Behind Act of 2001, to students in public school districts.

          Our K-12 Services division provides assessment, professional development and intervention materials (workbooks and related products) to K-12 schools and school districts.  As a result of the increased emphasis on measurable results, this division continues to see growing demand by the public school market for its products.

          Our Admissions Services division derives most of its revenue from the sale of web-based admissions and application management products and marketing services to higher education institutions.  In addition, we have recently signed several counseling contracts that will generate significant revenues during the 2005/2006 school year.  We are continuing with the process of refocusing this division’s marketing services business model.  We are moving from a model of pricing for various bundles of marketing services, to a model where payment is based upon actual leads we generate.  We believe this model will allow us to better capitalize on the popularity of our web site with college and graduate school-bound students.  To support this change in our marketing services model, we have re-launched our web site with a view to optimizing our ability to match the right prospects with the post-secondary institutions looking to attract them.

          The third quarter of 2005 reflects revenue growth in all three of our divisions as compared to the third quarter of 2004. The increased emphasis on preparing for the new SAT test and the increased enrollments in our new LSAT course were contributing factors behind revenue growth in the Test Prep division.  While there was no significant SES revenue in the third quarter, we expect that this service will deliver substantial revenue during the fourth quarter and into 2006. K-12 Services revenue growth was driven by the introduction of our new SideStreets workbooks which are a new product offering related to our intervention services.  While we continue to see significant opportunities in the market place for our K-12 division, we have experienced problems with fully staffing the sales organization, higher product support costs and extended timeframes around closing new contracts. Subsequently, we have hired a new Executive Vice President of K-12, who will be reviewing the current sales structure and product pricing and fulfillment. In the Admissions Services division, revenue increased over the prior year primarily due to new counseling services contracts. We continue to believe that revenue from sales of lead generation and high school counseling services will drive modest revenue growth in this division for full year 2005.

          Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2005 increased by 14% over the same period in 2004, resulting primarily from increases in professional fees related to Sarbanes-Oxley compliance costs, legal fees associated with the franchise renewal process and advertising expense related to our SES marketing initiative. During the third quarter, we invested in promoting our SES services that are expected to generate revenue primarily during the fourth quarter and into 2006.  We expect to launch SES programs in several new cities around the country throughout the 2005/2006 school year. We are committed to reviewing all components of SG&A and implementing new strategies for driving productivity.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

          Revenue

          Total revenue increased 18%, or $5.2 million, from $29.6 million in 2004 to $34.8 million in 2005.

          Test Preparation Services revenue increased 11%, or $2.5 million, from $24.2 million in 2004 to $26.7 million in 2005, and was primarily comprised of an approximately $2.0 million increase in revenue from our company-owned operations, and an increase of approximately $0.6 million in fees from franchises.  The increased revenue from company-owned operations was primarily a result of an increase of approximately $1.8 million in course and tutoring revenue reflecting higher enrollment in SAT, LSAT and MCAT courses.

          K-12 Services revenue increased 92%, or $2.6 million, from $2.7 million in 2004 to $5.3 million in 2005.  This increase of 92% is affected by the timing of revenue recognition for certain prior year contracts related to professional development and assessment services. Excluding these timing differences driven by third quarter contracts not signed until the fourth quarter of 2004, revenue for the third quarter of 2005 is 8% higher when compared to the third quarter of 2004. This 8% increase is a result of the introduction and sale of our new SideStreets workbooks.

          Admissions Services revenue increased 4%, or $0.1 million, from $2.7 million in 2004 to $2.8 million in 2005. This increase resulted primarily from greater fees for secondary school counseling services derived from two new contracts in Texas.

          Cost of Revenue

          Our total cost of revenue increased 9%, or $1.0 million, from $11.2 million in 2004 to $12.2 million in 2005.

          Test Preparation Services cost of revenue increased 9%, or $0.7 million, from $7.3 million in 2004 to $8.0 million in 2005. This is in line with our expectation around enrollment increases, which caused variable costs such as teacher pay, site rent and course materials to increase.  Gross margins were approximately 70% in both quarters.

          K-12 Services cost of revenue increased 8%, or $0.2 million, from $2.7 million in 2004 to $2.9 million in 2005 and is primarily attributable to an increase in costs related to the servicing of customer contracts.  The increase in gross margin from approximately 2% in 2004 to 44% in 2005 is affected by the timing of both revenue and cost recognition related to professional development and assessment services contracts. Excluding the impact of the timing of the above revenue and cost recognition, gross margin declined from 44.6%, for the three months ended September 30, 2004 to 39.5% for the three months ended September 30, 2005.

          Admissions Services cost of revenue increased 10%, or $0.1 million, from $1.2 million in 2004 to $1.3 million in 2005, primarily due to higher costs to service our post-secondary-counseling customers.  Gross margin in this division decreased from 56% to 54% primarily as a result of start-up costs and ongoing expense in support of the new counseling services contracts.

          Selling, General & Administrative Expenses

          SG&A expenses increased 14%, or $2.7 million, from $19.2 million in 2004 to $21.9 million in 2005.  Approximately $1.1 million of this increase pertains to professional fees that were primarily related to Sarbanes-Oxley compliance requirements and franchise renewal legal fees.  Advertising and marketing expense for the third quarter increased by approximately $0.7 million over the same period in 2004, primarily related to SES marketing efforts and the 2005 Admission Services User Conference. In addition, corporate salaries and related expenses increased by approximately $0.8 million primarily in the Information Technology and Accounting departments, and we experienced an increase of $0.3 million in office rent and related expenses primarily within our Test Preparation Services division as a result of new administrative offices related to expansion.

          Sale of Rights to Franchises

          During the third quarter of 2005, we sold the right to sell SES services to four of our independent franchisees for approximately $1.0 million.

          Income Taxes

          The estimated effective tax rate used in 2005 was approximately 40%, as compared to 42% during 2004.  However, during 2005 we continued to record a valuation allowance against the increase in our deferred tax asset.  If we achieve profitability for the 2005 fiscal year, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowances previously recorded, which reversal would be for the same amount as the provision.  This will result in zero net tax expense for all periods until the valuation allowance is fully reversed.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

          Overview

          The trends experienced year-to-date are similar to those noted above for the third quarter.  Year-to-date results reflect revenue growth in two of our three divisions. In the Test Preparation Services division, we experienced a significant increase in SAT enrollment which resulted in growth in its retail, tutoring and institutional revenue. K-12 Services division revenue increased primarily as a result of new contracts, the introduction of SideStreets and price increases on renewals. In the Admissions Services division, revenue decreased. While revenue from our marketing services products and counseling products increased, we experienced a larger decline in revenue from technology subscription services on a year-to-date basis.  We are continuing our efforts to transform this division from a technology subscription business to a marketing services business that monetizes our reach into the high school and college populations.

          Revenue

          Our total revenue increased 14%, or $12.2 million, from $86.0 million in 2004 to $98.2 million in 2005.

          Test Preparation Services revenue increased 15%, or $9.1 million, from $61.2 million in 2004 to $70.3 million in 2005, and was primarily comprised of an increase of approximately $8.4 million in revenue from our company-owned operations. The increased revenue from company-owned operations was primarily a result of an increase of approximately $7.3 million in course and tutoring revenue that reflected higher SAT, LSAT and MCAT enrollments, and an increase of approximately $1.1 million in SES sales to schools.

          K-12 Services revenue increased 21%, or $3.6 million, from $16.7 million in 2004 to $20.3 million in 2005.  As with the quarter, this increase is affected by timing of revenue recognition for certain prior year contracts related to professional development and assessment services. Excluding these timing differences, revenue for the nine-month period is 8% higher, when compared to the same period in 2004, primarily as a result of new contracts, the introduction of SideStreets and price increases on renewals.

          Admissions Services revenue decreased 6%, or $0.5 million, from $8.1 million in 2004 to $7.6 million in 2005. This decrease resulted primarily from lower application and technology subscription fees that decreased by approximately $1.6 million, primarily as a result of customer non-renewals and customer credits.  This decrease was partially offset by increases in marketing services revenue of approximately $1.0 million resulting primarily from our lead generation contracts.

          Cost of Revenue

          Our total cost of revenue increased 16%, or $5.0 million, from $30.1 million in 2004 to $35.1 million in 2005.

          Test Preparation Services cost of revenue increased 17%, or $3.1 million, from $18.4 million in 2004 to $21.5 million in 2005,  primarily due to enrollment increases, which caused variable costs such as teacher pay, site rent and course materials to increase proportionately.  Gross margins were approximately the same in both periods.

          K-12 Services cost of revenue increased 10%, or  $1.0 million, from $9.4 million in 2004 to $10.4 million in 2005.  This increase is primarily attributable to an increase in costs related to the servicing of customer contracts.  The increase in gross margin from 44% in 2004 to 49% in 2005 is affected by the timing impact of both revenue and cost recognition related to professional development and assessment contracts. Excluding this timing impact, gross margin declined from 50.4% for the nine months ended September 30, 2004 to 47.9% for the nine months ended September 30, 2005.

          Admissions Services cost of revenue increased 39%, or $0.9 million, from $2.3 million in 2004 to $3.2 million in 2005, primarily due to higher customer support costs and costs associated with our counseling contracts in Texas.  Higher customer support costs along with several customer credits decreased gross margins from 71% in the nine-month period ending September 30, 2004 to 58% in the current nine-month period.

          Selling, General and Administrative Expenses

          SG&A expenses increased 10%, or $5.8 million year-to-date from $56.8 million in 2004 to $62.6 million in 2005.  Approximately $3.5 million of this increase relates to professional fees primarily associated with Sarbanes-Oxley compliance requirements and legal fees related to the franchise renewal process.  In addition, corporate salaries and related expenses increased by approximately $2.6 million, primarily in the Information Technology, Accounting and Legal departments.

          Income Taxes

          The estimated effective tax rate used in 2005 was approximately 40%, as compared to 42% during the first nine months of 2004.  However, during the first nine months of 2005 we continued to record a valuation allowance against the increase in our deferred tax asset.  If we achieve profitability for the 2005 fiscal year, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowances previously recorded, which reversal would be for the same amount as the provision.  This will result in zero net tax expense for all periods until the valuation allowance is fully reversed.

Liquidity and Capital Resources

          Our current primary sources of liquidity are cash and cash equivalents on hand and collections from customers.  At September 30, 2005, we had approximately $7.5 million of cash and cash equivalents.  The $11.7 million decrease in cash from the December 31, 2004 balance is primarily attributed to capital expenditures and payments against our debt obligations that more than offset the $0.5 million cash increase provided by operating activities. Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses.  These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs.  Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as the schools and school districts serviced by our K-12 Services division and the post-secondary institutions serviced by our Admissions Services division, all of which pay us in arrears.  Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days.  Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

          Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.  During the first nine months of 2005, cash provided by operating activities was $0.5 million, compared to $6.0 million for the first nine months of 2004, a decrease of $5.5 million. The decrease is attributed to an increase in net income adjusted for non cash items of $1.5 million and the year-over-year reduction in accounts payable and accrued expenses of $2.9 million which was more than offset by the collection of $2.4 million less in receivables in 2005 as compared to 2004, an increase in other assets of $1.9 million, primarily related to our SideStreets inventory, and a decrease in deferred income of approximately $5.4 million.

          During the first nine months of 2005, we used $8.2 million in cash for investing activities as compared to $6.0 million used during the first nine months of 2004.  The increase of $3.7 million in capital expenditures is due primarily to software purchased and increased development projects including our investments in SideStreets content.  In connection with the renovation of one of our New York City locations, our landlord contributed approximately $0.9 million to help defray our construction cost outlays during 2005. In addition, during the nine months ended September 30, 2004, we invested approximately $0.6 million and incurred approximately $0.2 million of acquisition costs for an approximate 25% equity interest in Oasis Children’s Services LLC, a privately held company.

          Financing cash flows consist primarily of transactions related to our debt and equity structure. During the first nine months of 2005, we repaid approximately $2.0 million of the debt we had borrowed under a bank credit facility during the first nine months of 2004, and we repaid approximately $0.3 million less in other debt in 2005 than in 2004 which was almost offset by an increase in dividend payments on our Series B-1 Preferred Stock of $0.2 million. In 2004 we received approximately $9.9 million, net of issuance costs, from the sale of Series B-1 Preferred Stock and received approximately $0.4 million from the exercise of stock options.

          We believe that our cash balances, together with cash generated from operations, should be sufficient to meet our normal operating requirements for at least the next 12 months. Additionally, we are evaluating several options to augment our cash flow in the short term, including obtaining a new credit facility.  Our future capital requirements will depend on a number of factors, including market acceptance of our products and services and the resources we devote to developing, marketing, selling and supporting these products and services.

Impact of Inflation

          Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

          We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price.  We typically generate the largest portion of our test preparation revenue in the third quarter.  However, as SES revenue grows, we expect this revenue will be concentrated in the fourth and first quarters, or to more closely reflect the after school programs’ greatest activity during the school year.  The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of the year for submission of applications to academic institutions. Our K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the fourth quarter and the first quarter of the following year.

Recent Developments

          During the third quarter of 2005, we completed the franchise renewal process with five of the seven domestic franchisees that were in our franchise system as of December 31, 2004.  The renewal agreements took effect immediately and superseded the remaining term of the franchisees’ prior contracts.  Of the two remaining franchisees, we terminated one franchisee for default in July 2005.  We initiated an arbitration proceeding to confirm the validity of the termination and to recover amounts owed and seek damages from the former franchisee.  We opened a company-owned office to service that franchisee’s former territory.  We are currently in litigation with the remaining franchisee (which holds ten separate franchises, six of which expire at the end of 2005) regarding the contract terms to which the franchisee is entitled upon renewal.  However, the franchisee has signed renewals for the six expiring agreements under a reservation of rights pending the outcome of the litigation, and has informed the Court of its intention to renew regardless of the outcome of the litigation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          Included in our cash and cash equivalents are short-term money market funds.  The fair value of these money market funds would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR.  During the three months ended September 30, 2005, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $134,335 at the rate of 5.3%.  A 100 basis point increase in the dividend rate would have resulted in a $25,000 increase in dividends paid during this period.  We do not currently hold or issue derivative financial instruments.

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

Conclusions

          As described in detail in Item 9A of the Company’s Form 10-K/A, dated May 2, 2005 (“Form 10-K/A”), the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  Management’s assessment identified three material weaknesses in internal control over financial reporting as of that date.  These material weaknesses were identified in the areas of capitalized software development costs, the financial statement close process and revenue recognition.  During the period covered by this Quarterly Report, we continued to implement the extensive remediation described in more detail below. While our management believes that these material weaknesses are in the process of being remediated, we have not conducted enough testing to be certain of the results of these remediation efforts.  Accordingly, our CEO and CFO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Notwithstanding this conclusion, the Company’s preparation of its financial statements for the period covered by this report, and its evaluation of Disclosure Controls as of the end of such period, were conducted with particular attention to the material weaknesses identified by management in the Form 10-K/A and the remediation activities discussed below, and management continued to retain third party consultants and hire additional accounting personnel during the period to provide certain compensating controls and other assistance in areas where material weaknesses were identified.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.

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

•

We are in the process of establishing written policies and procedures along with control matrices to ensure that account reconciliation and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•

We have initiated programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the Company.

          In addition to the foregoing remediation efforts, we continue to work with a consulting firm to assist us with the continuing improvement of our internal control processes.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that The Princeton Review infringed a patent owned by CollegeNet related to the processing of on-line applications.  CollegeNet never served The Princeton Review and no discovery was ever conducted.  However, based on adverse rulings in other lawsuits concerning the same patent, CollegeNet dismissed the 2003 case without prejudice on January 9, 2004 against The Princeton Review.  Thereafter, on August 2, 2005, the Federal Circuit Court of Appeals issued an opinion favorable to CollegeNet from its appeal from the adverse rulings.  Then on August 3, 2005, CollegeNet filed suit again against The Princeton Review alleging an infringement of the same CollegeNet patent related to processing on-line applications.  At this time The Princeton Review has not been served and accordingly it has no answer date and no discovery has been conducted. CollegeNet seeks injunctive relief and unspecified monetary damages. Because this potential proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty. However, The Princeton Review believes that it has meritorious defenses to CollegeNet’s claims of infringement and intends to vigorously defend. In a related matter, on September 1, 2005, The Princeton Review filed a request with the United Stated Patent and Trademark Office (“PTO”) for ex parte reexamination of the CollegeNet patent.  On October 31, 2005, the PTO granted The Princeton Review’s request and ordered reexamination of all claims of the CollegeNet patent.

          On August 29, 2005, Test Services, Inc. (“TSI”), a franchisee of The Princeton Review under ten separate franchise agreements, six of which expire on December 31, 2005, filed suit against us in the United States District Court for the District of Colorado. In this proceeding, TSI alleges that the terms we have offered for renewal of the franchise do not comply with TSI’s contractual renewal rights, seeks declaratory relief and specific performance and unspecified damages as to alleged breaches of the renewal provisions, and also alleges a violation of the Michigan franchise law. Notwithstanding its pursuit of this action, TSI’s entered into the tendered renewal agreements under a reservation of rights. TSI’s complaint also includes claims that we breached our existing franchise agreements with TSI that are unrelated to the core renewal dispute. TSI seeks damages for these alleged breaches in unspecified amounts, except that damages in excess of $500,000 are alleged in connection with one of the claims. A trial on the merits of the franchise renewal issues is scheduled to begin on November 14, 2005.  With respect to the remaining claims, the Court has set a trial date in January 2007.

          We do not believe that the resolution of the dispute regarding the terms upon which TSI may renew its franchise agreements with us will materially affect our financial condition or results of operations.  With respect to TSI’s claims for damages for breach of the existing franchise agreements that are unrelated to this issue, the proceeding is at a preliminary stage and we are unable to predict its outcome with any degree of certainty.  However, The Princeton Review believes that it has meritorious defenses to these claims and intends to vigorously defend.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated September 12, 2005, between The Princeton Review, Inc. and Stephen Melvin

10.2	Employment Agreement, dated September 9, 2005, between The Princeton Review, Inc. and Andrew Bonanni

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ ANDREW J. BONANNI

Andrew J. Bonanni
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

November 9, 2005