Form 10-K
period 2005-12-31
PRINCETON REVIEW INC
filed 2006-03-16
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Rule 12b-2).  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2005, as reported by the NASDAQ National Market, was approximately $96 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 27,572,172 shares of $0.01 par value common stock outstanding at March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2006 Meeting of Stockholders to be held on June 15, 2006.

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

In this Annual Report on Form 10-K, unless the context indicates otherwise, “The Princeton Review,” “the Company,” “we,” “us” and “our” refer to The Princeton Review, Inc. and its subsidiaries and predecessors.

Item 1.	Business

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. The Company was founded in 1981 by our Chairman and Chief Executive Officer, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we now believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. In 2005, the Company and its franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 129,000 students in over 1,500 locations throughout the United States and abroad.

Over the course of several years, beginning in 1998, The Princeton Review has transformed itself from primarily a test preparation company to an integrated provider of standardized test preparation, K-12-focused products and services and post-secondary admissions services. We launched our K-12 Services division; complemented our traditional test preparation products with a range of online options; invested in and acquired new web-based admissions services capabilities and generally broadened our offerings throughout our core markets. While we still derive more than half of our revenue from standardized test preparation, the percentage of our revenue from our newer products and services has increased from 19% in 2001 to 38% in 2005 allowing us to become a more diversified company with clear opportunity for growth.

The Company operates through the following three divisions:

•	The Test Preparation Services division, founded in 1981, provides classroom-based as well as online test preparation courses. The Test Preparation Services division also provides tutoring and No Child Left Behind (NCLB) Supplemental Education Services. Additionally, the division receives monthly royalties from its independent franchisees who provide classroom-based test preparation courses under the Princeton Review brand.

•	The K-12 Services division, founded in 1998, provides a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance. With a strong conviction that Every Child Can Achieve TM this division also provides online and print-based assessment, professional development, and materials to support school based intervention programs.

•	The Admissions Services division, founded in 1986, provides marketing services and web-based admissions products to higher education institutions. Admissions Services also provides post-secondary counseling services and web-based products to secondary schools and school districts.

The Company also authors more than 200 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand. Books are sold primarily through Random House, Inc., from which the Company collects fees for advances, royalties and editing and marketing arrangements.

The Company was incorporated in Delaware in March 2000. The Company’s Internet address is www.PrincetonReview.com. On its Investors web site, located at www.PrincetonReview.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Investors web site are available free of charge.

Our Products and Services

Test Preparation Services Division

The Test Preparation Services division provides test preparation services to students taking the following major U.S. standardized tests.

SAT	LSAT (Law School Admissions Test)
GMAT (Graduate Management Admissions Test)	MCAT (Medical College Admissions Test)
GRE (Graduate Record Examination)	ACT (American College Test)
TOEFL (Test of English as a Foreign Language)	PSAT
USMLE (United States Medical Licensing Examination)	SAT II

Our Classroom-Based Course Offerings

Our test preparation courses focus on customer service and quality instruction. Our experienced teachers and tutors generally work with groups of 12 or fewer students in our SAT classes. We have successfully updated all of our SAT products and materials to reflect the changes made to the SAT as of March 2005. Our GMAT and GRE classes generally have no more than eight students in each class to maximize individual attention and grouping by similar ability. We have also completely redesigned our LSAT course offerings to offer two options — one longer and more intensive, and one designed to maximize instruction over a shorter time frame. In 2006, our GRE and MCAT courses will be completely updated to reflect significant changes to these tests.

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

Our Private Tutoring Offerings

The Princeton Review private tutoring program is our most exclusive, customized offering. We offer one-to-one, high-end admissions counseling and tutoring services for all of the admissions tests. In addition, we provide individual assistance with academic subjects. Tutoring is chosen by students and parents who want customized instruction from our very best instructors on a flexible schedule.

Our Online Course Offerings

Our award-winning online courses are fully interactive and are particularly attractive to students who need the flexibility to prepare at any time of the day or night and on short notice. This product line is also very profitable and among our fastest growing. The online courses have been remapped for use by all of our classroom-based and tutoring students as well. Students can take tests, make up classes, or simply do extra work online on their own schedule. Our online tools have enriched all of our products while providing more flexibility by offering all Princeton Review students the ability to choose their best and most convenient way of learning as they go through our programs.

Our School-Based Offerings

In addition to offering our standardized test preparation courses to individual students, we also offer our SAT, SAT II and ACT test preparation services to schools and districts around the United States. The Princeton Review works with hundreds of such institutional clients to provide test preparation services to their students. These clients range from remote private schools to large urban school districts and other sponsoring non-educational organizations. Our institutional test preparation courses are custom designed to meet the needs of these institutional clients and their students. Using the same materials and techniques, we train our own teachers and, occasionally, district teachers to deliver test preparation, remediation and enrichment to districts of all demographics. We also offer extensive testing and professional development services.

Additionally, since 2003, our Test Preparation Services division has teamed up with our K-12 Services division to become a major provider of Supplemental Education Services (SES) under NCLB. By combining content and materials developed by our K-12 Services division with our Test Preparation Services division’s teaching professionals we deliver remediation and enrichment services directly to thousands of students in school districts throughout the country. Our customized SES services offer students intensive, live instruction related to Math and English language arts (including reading) within a small group setting. School-based services provide a significant growth opportunity in the coming years.

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

The K-12 Services division partners with schools to help them meet these challenges and measurably improve academic performance. Recognizing that schools need a broad range of products and services, we offer customized solutions that include formative and benchmarking assessments, professional development, and materials to support after school programs. Research indicates that the synergy of effective assessments, improvements in teacher quality, and skill-specific, standards-aligned instruction can significantly improve student performance, and our goal is to provide schools with the right tools to achieve this result. In 2005, we worked with the U.S. Department of Education and a number of states and districts across the country, including: Virginia, and Maryland, the School District of Philadelphia, Los Angeles Unified School District, Chicago City Schools, and The New York City Department of Education.

We provide the following three major solutions to school districts throughout the country. Each solution can be combined into customized programs to meet the specific needs of each school district.

Assessments to Inform Instruction

We offer districts interim, low-stakes assessments aligned to their curriculum and state standards. These instruments can be delivered in traditional paper and pencil format or online through our Homeroom.com platform. Homeroom.com is a powerful, web-based tool that enables educators to quickly assess students’ academic strengths and weaknesses while providing immediate feedback and tailored educational resources for improving performance. Results are provided in a timely, usable and actionable format for teachers, administrators, parents and students.

These assessments have four important features for school districts:

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

We offer three main professional development programs:

•	Ongoing data-differentiated instruction and assessment support. We implement ongoing professional development programs that focus on using data in the classroom to drive individualized instruction, with the ultimate goal being mastery in the classroom and improvements on state standardized tests. The Princeton Review works with instructional leaders to help them learn how to interpret and use reports generated through The Princeton Review’s assessments, as well as from their state standards test, to drive student instruction.

•	Individualized professional development programs. Using several data streams, from teacher self-evaluations to low stakes interim assessments, we create individualized professional development for a district’s staff. With this program, teachers work in an ongoing manner with a Princeton Review consultant who helps each teacher focus instruction on the area of his or her students’ needs. Our consultants help each teacher evaluate data and reports gathered from low-stakes assessments administered throughout the program and subsequently recommend individualized professional development in order to expand each teachers knowledge of his or her students skill set.

•	Product Training. Training is a crucial component of any successful, comprehensive program. Every program The Princeton Review offers contains some form of training and/or staff development.

Intervention Programs

We offer a comprehensive Math and Reading off-the-shelf intervention program called SideStreets. SideStreets was designed to meet the needs of struggling students in grades 2 through 8. SideStreets provides engaging, guided classroom instruction that reaches students at their levels. The program is uniquely designed to build students’ essential skills, step-by-step, so under-performing students can move quickly towards proficiency.

Aligned to state and national standards, SideStreets is suitable for during school, after school, extended day, summer school, and SES programs. Program components include a full set of student and teacher materials that integrate assessment, instruction, and professional development. Prior to and during the program, certified trainers work with clients to provide professional development to ensure successful implementation.

We also have the expertise and capacity to build custom intervention programs (instruction, assessment, and professional development) specific to client needs.

Our K-12 Publications

The K-12 Services division also authors more than 60 print titles under the Princeton Review brand, including the following:

Roadmap to the CAHSEE (California)	North Carolina Roadmap Series
Roadmap to the FCAT (Florida)	Virginia Roadmap Series
Roadmap to the HSPA (New Jersey)	Cracking the Virginia SOL Series
Roadmap to the OPT (Ohio)	Cracking the Texas End-of-Course Series
Roadmap to the MCAS (Massachusetts),	Smart Junior Series
Roadmap to the Regents (New York)

Admissions Services Division

We sell a range of products and services that help higher education institutions attract new applicants and manage the student recruitment process more efficiently. Additionally, we work closely with high schools to aid them in the college and career counseling they deliver. Our goal is to guide students and parents through the challenging transition from high school to college. We also guide college students to graduate or professional school programs, and offer career advice services through the information available on our free web site, www.PrincetonReview.com. Additionally we offer more than 70 print titles on these topics.

The following are some of the major products, services and tools we offer to higher education institutions, high schools, school districts and individual students and parents.

Post Secondary Institutions.  We sell academic institutions a broad range of marketing and web-based products on a subscription and transactional basis.

•	Marketing Products and Services. Colleges and graduate schools may include an in-depth profile about their school in our books and on our web site for which the institutions pay us a subscription fee. More importantly, we promote these institutions to students who match their profile. The institutions also pay us when these students request further information.

•	Embark® Prospect Management Services. We provide a series of online services for colleges to help manage the admissions process and maximize their yield with prospective students. These include highly sophisticated online applications, communications tools, interview and recruiting event schedulers, and data integration capabilities.

Secondary Schools and School Districts.  We sell K-12 school districts support for their post-secondary counseling efforts by offering customizable packages of services that include college counseling advisors, our college guidance books and a web-based college counseling support product

•	Post-secondary Counseling Management Tools. Supported by a combination of online and print tools, we help districts set interim and outcome goals and track the progress of their schools towards those goals.

•	Post-Secondary Counseling Support. We provide teams of specialists who provide professional development and counseling services on-line and/or in schools, supporting the efforts of school-based counselors.

Princetonreview.com visitors.  We attract students to Princetonreview.com by offering extensive, free useful tools and content. We leverage our high volume of student site usage through our marketing relationships with post-secondary institutions, as well as by selling test preparation services to these students.

•	School Information. We provide detailed information about colleges and graduate schools, including, in many cases, students’ opinions about faculty, workload, social life, sports and more. This information is largely derived from our bestselling guidebooks.

•	Major, Career and Other Searches. Through a series of “wizards” or matching tools, we help students narrow down their list of potential schools, majors, internships, scholarships, and other related educational and career options.

•	Discussion Boards and Communication Tools. We provide a forum for students to discuss college and graduate school admissions experiences, ask questions of students and administrators on campus, and obtain advice from Princeton Review moderators.

•	Organization. We help students keep track of information about their prospective schools, and try to make the process simpler and less stressful.

Our Admissions Services Publications

Complete Book of Colleges	Complete Book Law Schools
Internship Bible	Complete Book Medical Schools
Visiting College Campuses	Paying for College Without Going Broke
Best Value Colleges	Paying for Graduate School
Guide to Study Abroad	K&W Guide
Guide to Summer Programs	145 Things to Do When You Grow Up
Complete Book Business Schools	Guide to College Majors
Best 361 Colleges

Our Franchised Operations

Our classroom-based test preparation courses and tutoring services are delivered through company-operated locations and through our independent franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty ranging from 8%–9.5% (starting in 2006) of their cash receipts collected under the Princeton Review name, an additional royalty of 2% of the cash receipts of our domestic franchisees, which is allocated to an advertising fund that we also contribute to, and a 10% fee for use by their students of our online supplemental course tools. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 5% of our total 2005 revenue.

Our franchisees do not provide Princeton Review Online courses. However, to the extent we provide our Princeton Review Online courses to customers residing within the exclusive jurisdictions of our franchisees, we generally pay those franchisees a royalty of 10% of all of our revenue derived from selling Princeton Review Online courses to students residing in their territories, net of certain administrative expenses. We have not entered into any such royalty arrangements with our franchisees for our other web-based products and services.

We have authorized certain of our domestic franchisees to offer SES programs as part of their Princeton Review businesses, for which they pay us royalties in the same manner as for other authorized courses. These franchisees paid a fee in 2005 to reimburse us for an allocated share of our SES development expenses. We have also established contract terms with domestic franchisees relating to other live K-12 student instruction in their territories. If we offer these programs in the franchisees’ territories, the terms give us the option to subcontract a customer agreement to the franchisee and pay the franchisee 85% of the net program receipts or to deliver the program directly and pay the franchisee a royalty of 5% of net program receipts.

As of December 31, 2005, the Company had six franchisees operating approximately 18 offices under the Princeton Review name in the United States and 15 franchises with approximately 38 offices in 19 countries.

Our independently-owned domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

	Number of Counties		Number of Counties
California	12	New Mexico	33
Colorado	8	New York	5
Connecticut	7	Ohio	4
Florida	57	Pennsylvania	4
Massachusetts	4	Rhode Island	5
Michigan	4	Utah	29
Nevada	1

Our independently-owned international franchises are located in Egypt, India, Israel, Japan, Jordan, Lebanon, Malaysia, Mexico, Pakistan, People’s Republic of China, the Philippines, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, Thailand, Turkey and The United Arab Emirates. We intend to continue to expand our international presence through the sale, in the next several years, of additional franchises, primarily in Asian, Middle Eastern and South American markets.

Over the last several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, as more fully described below under “Recent Acquisitions.” The majority of our domestic franchise agreements were renegotiated toward the end of 2005. We terminated one domestic franchisee for various defaults under its franchise agreement in July 2005. We initiated an arbitration proceeding to confirm the validity of the termination and to recover amounts owed and seek damages from the former franchisee. We opened a company-owned office to service that franchisee’s former territory.

Recent Acquisitions

Franchise Acquisitions

In the last several years, we completed acquisitions of the businesses of a number of our former domestic franchisees.

In October, 2004, we completed a small acquisition of the independent franchise that provided test preparation courses in Puerto Rico for a purchase price of approximately $130,000. In July 2003, we completed a small acquisition of 77% of Princeton Review of North Carolina, Inc., the independent franchise that provided test preparation courses in North Carolina, for a purchase price of approximately $890,000, of which approximately $760,000 was financed with notes to the seller, including imputed interest. In November 2003 we purchased the remaining 23% for approximately $248,000, of which approximately $208,000 was financed with notes to the seller, including imputed interest. In October 2002, we completed a small acquisition involving the assets of Princeton Review of St. Louis, one of our franchisees that provided test preparation courses in Missouri, for a purchase price of approximately $850,000, of which approximately $470,000 was financed with a note to the sellers. In June 2001, we acquired the assets comprising the business of T.S.T.S., Inc., which offered test preparation courses in Texas, Arizona, Oklahoma, Louisiana and New Mexico under franchise agreements with us, for a purchase price of approximately $6.3 million. We financed approximately $4.8 million of the purchase price under our then existing line of credit and issued a subordinated promissory note to the seller for the remaining approximately $1.5 million. In March 2001, we acquired the assets comprising the businesses of Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc., at a combined purchase price of $13.8 million. We financed approximately $10.2 million of the purchase price under our then existing line of credit and issued two subordinated promissory notes for the remaining approximately $3.6 million. In March 2001, we also purchased the assets of another franchisee, Princeton Review Peninsula, Inc., for a purchase price of approximately $2.7 million, which was financed through borrowings under our then existing line of credit. Princeton Review Peninsula provided test preparation courses in several counties in California.

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

Sales and Marketing

The majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. We also utilize an institutional sales force within our K-12 division and engage in some national and local advertising.

In the last several years, we have substantially increased our sales and marketing efforts in order to market and support our newer products and services, such as our web-based marketing, application and admissions management products, our K-12 products, our online and institutional test preparation offerings and our SES programs. Our sales and marketing activities by division are as follows:

Test Preparation Services Division.  Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our regional phone centers counsel students and parents regarding specific courses. Our Princeton Review one-to-one admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We recently consolidated our school sales force into the K-12 Division; but continue to retain a sales staff for our SES business. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.

K-12 Services Division.  We are marketing our K-12 services to schools and school districts through a number of channels, including national conferences, direct mail, electronic media and telemarketing. Our K-12 Services division manages our company-wide sales and marketing force of approximately 30 people. Homeroom is also integrated in the offerings of, and sold by, our business partners such as Plato Learning, Inc. and SchoolNet.

Admissions Services Division.  Admissions Services has a dedicated sales and marketing team of 12 people that primarily solicits post-secondary institutions to purchase our products and services.

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

K-12 Services Division.  We rely on a team of teachers, educational experts and developers to research, design, enhance and deliver our K-12 educational products and services, which include, live instruction, online and paper-based assessments, professional development and publications. Our programs are designed to provide customized and highly focused resources to improve student performance. Our focus in the K-12 Services division is to continue to expand and refine our offerings to afford schools and school districts the highest degree of flexibility possible in the mix of products they choose to purchase from us, while delivering measurable results. In 2005, we introduced SideStreets, an innovative off-the-shelf intervention program, to supplement our customized programs.

Admissions Services Division.  Since launching our Review.com (now www.PrincetonReview.com) web site in 1994, we have continually expanded the material available and made improvements to its content and functionality. The online informational materials and tools are developed and enhanced by our authors and design engineers, through strategic partnerships with third parties and through feedback from guidance and admissions counselors. We regularly modify and enhance our web site to provide students, parents and guidance counselors with additional information and interactive tools designed to assist them with the school selection, admissions and financial aid processes. We also continually strive to provide our educational institution customers with more effective ways to reach potential applicants, and streamline and manage the various facets of the admissions process. To this end, we periodically refine our web-based marketing, admissions and prospect management solutions to provide our higher education institution customers with the most technologically advanced and flexible products possible. Finally, our publications are frequently updated by our staff and freelance authors and editors to ensure that new editions are up to date and include the most current information available on college and graduate school admissions and related subjects.

Significant Customers

No single customer exceeded 10% of our revenue in any of the last three years. In the K-12 Services division, the top two customers accounted for 56% and 59% of that division’s revenues in 2005 and 2004, respectively.

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

K-12 Services Division.  Our K-12 Services division faces competition primarily from the four national textbook companies, Pearson Plc, Harcourt, Inc. (an affiliate of Reed Elsevier Group Plc), Houghton Mifflin Company and McGraw-Hill Companies, some of which have acquired online and supplemental providers.

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

We believe that our primary competitive advantage is our well-known and highly trusted Princeton Review brand, our extensive experience in test preparation and admissions and our innovative, high-quality educational products and services and our employees. We also believe that our ability to attract students, parents and educators to our Princetonreview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

We have used “The Princeton Review” as our principal service and trademark for test preparation services and related publications and materials since 1982. In the past, Princeton University did not object to our use, provided we used an express disclaimer of affiliation with the University in connection with most of our uses. In February of 2005, we entered into an agreement with Princeton University under which it has agreed not to oppose or contest our use or registration of these marks anywhere in the world and also to provide us consent and assistance where necessary to secure such registration, as long as we include the disclaimer of affiliation with the University in the size and manner specified in the agreement and annually inform our employees and franchisees of the requirement for use of the disclaimer.

In order to develop, improve, market and deliver new products and services, we may be required to obtain licenses from others. There can be no assurance that we will be able to obtain licenses on commercially reasonable terms or at all or that rights granted under any licenses will be valid and enforceable.

In addition, competitors and others may claim that we have infringed their intellectual property rights. Defending any such lawsuit, whether with or without merit, could be time-consuming, result in costly litigation or prevent us from offering our products and services, which could harm our business. If a lawsuit against us is successful, we may lose the rights to use our products or be required to modify them, or we may have to pay financial damages. We have been subject to infringement claims in the past and expect to be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties.

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

Employees

As of December 31, 2005, we had 633 full-time employees, including 73 in content and editorial, 65 in administration, finance, legal and human resources, 74 in information systems, 27 in marketing, 36 in sales, 112 in customer support and 246 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 2,900 part-time employees, comprised mainly of teachers.

None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Our Restructuring

The Company recently completed a restructuring in order to recognize certain operational efficiencies from our corporate structure. Effective January 1, 2005, we merged four of our six subsidiaries with and into The Princeton Review, Inc.

Segment Information

For financial information relating to our operating divisions by business segment, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

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

Risks Related to Our Business

We have a recent history of significant operating losses and may not be able to achieve sustained profitability if we are unable to increase revenue from our newer products and services and successfully implement a number of new initiatives, in which case we could experience an adverse change in the market price of our common stock.

Over the last few years, the Company has invested heavily in the expansion of existing business lines and the development of new businesses. These investments, combined with Sarbanes-Oxley compliance costs and rising overhead expense, have driven losses in two of our last three fiscal years. We have incurred net losses of approximately $3.5 million and $30.4 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $65.4 million.

In order to achieve sustained profitability we will need to implement changes to existing business processes, significantly reduce overhead expense and drive profitable revenue growth in our K-12 Services Division. The Company is in the initial stages of a company-wide re-engineering effort to reduce our overhead, continue to improve our internal control management process and upgrade or replace certain critical business systems.

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

The success of our Test Preparation and K-12 services businesses depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products and services will deteriorate and our business will be materially adversely affected. Additionally, the SES market, which is serviced by our Test Preparation Services division, is dependent on the availability of federal funding under NCLB. A substantial reduction in funds available for SES programs under this Act could have an adverse effect on our operating results.

Our contracts with schools, school districts, municipal agencies and other governmental bodies present several risks, including the nature and timing of revenue recognition which combined with fixed expenses puts a strain on our working capital requirements.

As the Company has grown over the last several years, we have begun to enter into more and more large, multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies, requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction. These contracts present several types of risks and uncertainties.

The approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer. Costs, however, are recorded as incurred, whether or not the contract is signed. While we do not incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control. Until we complete our transition over to a school-based fiscal year our current calendar-based fiscal year makes it more difficult for us to forecast quarterly revenue streams from these contracts. This may make it more difficult for us to deliver operating results in line with analysts’ forecasts, and could therefore adversely affect our stock price.

Because our customers are unable to begin payment for services until formal approval of the agreement, this delay in formal contract execution may also cause our cash balances to fluctuate significantly from period to period and may expose us to credit risk. We believe that we may be able to recover monies owed from a customer for which we have performed services but who fails to render payment in the absence of a signed contract based on several legal theories designed to prevent unjust enrichment. However, this basis of recovery may not be available in all jurisdictions where we enter into these contracts, or may limit our recovery with respect to amounts or timing. Accordingly, the absence of a signed agreement may, depending on the laws of the applicable jurisdiction, make it substantially more difficult or impossible for us to recover sums due to us under these agreements. While we have not experienced a default by a customer under such circumstances to date, and believe that the nature of the parties with which we are contracting makes such a default less likely, it is a possibility that such circumstances may arise in the future with respect to one or more of these contracts.

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

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and the rules and regulations promulgated by the SEC to implement Section 404, we are required to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

Management’s assessment of internal control over financial reporting requires management to make subjective judgments and our auditors, who are required to issue an audit report covering our internal control over financial reporting, may not agree with management’s assessment. As of December 31, 2004, our internal control over financial reporting was ineffective due to the presence of material weaknesses. We invested significant resources to help drive process improvements and strengthen internal control. As a result, as more fully described in Section 9.A of this Annual Report on Form 10-K, we currently believe our internal control over financial reporting is effective as of December 31, 2005. However, the effectiveness of our internal control over financial reporting in future periods is subject to the risk that our controls may again become inadequate or may otherwise deteriorate.

If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors disagree with us or are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

We experience, and expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenues increase, we expect to recognize these revenues primarily in the first and fourth quarters. The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division experiences seasonal fluctuations in revenue, with the first and fourth quarters (corresponding to the school year) expected to have the highest revenue.

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

As the business of our K-12 Services division has evolved, the contracts entered into with school districts have generally increased in size. As a result, two customers accounted for 56% and 59% of that division’s revenue in 2005 and 2004, respectively. The loss of one or more such customers could significantly adversely affect our revenue. Additionally, we rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 3% of our revenue in each of 2005 and 2004. Accordingly, termination of our relationship with Random House could adversely affect our revenue and cause disruption in our operations.

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

Competitors and others have claimed and may claim in the future that we have infringed their intellectual property rights. The defense of any lawsuit, whether with or without merit, could be time-consuming and costly. If a lawsuit against us is successful, we may lose, or be limited in, the rights to offer our products and services. Any proceedings or claims of this type could materially adversely affect our business.

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

We depend on the continued service of our senior management. The loss of any of our Chief Executive Officer, John Katzman, our President and Chief Operating Officer, Mark Chernis, or our Chief Financial Officer, Andrew Bonanni, could materially adversely affect our business.

Our business may be harmed by actions taken by our franchisees that are outside our control.

Approximately 5% of our 2005 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. The quality of franchised test preparation operations may be diminished if our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, or do not hire and train qualified managers or instructors. As a result, our image and reputation may suffer and our revenue could decline.

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

If we are unable to obtain additional capital, our business may be adversely affected.

We currently expect to secure a revolving line of credit to support our working capital requirements. In the future, we may require substantial additional capital to finance ongoing operations or the growth of our business. To the extent that our existing sources of liquidity, cash flow from operations and anticipated credit line are insufficient to fund our activities, we may need to raise additional funds.

We cannot be certain that we will be able to obtain needed financing on favorable terms. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to:

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

In connection with our acquisitions of the businesses of Embark.com, Inc. and several of our franchisees over the last five years, we recorded a total of approximately $33.4 million of goodwill. Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. At December 31, 2004, we wrote down $8.2 million in goodwill associated with our acquisition of Embark, due to the Admission Services division’s poor performance. Any future write down of goodwill, while noncash, would similarly adversely affect our operating results. As of December 31, 2005, we had unamortized goodwill of $23.6 million related to these acquisitions.

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

Historically we have increased our work force, introduced a number of new products, made substantial enhancements to our existing products and consummated several acquisitions. At December 31, 2005, we had 633 full time employees, as compared with 335 full time employees at December 31, 2001. This recent growth has placed, and our anticipated growth in future operations will continue to place, significant demands on our management, and strain our operational, financial and technological resources. We expect that further expansion of our operations will be required to successfully implement our business strategy, including the continued enhancement of our product and service offerings. In order to manage our growth effectively, we must drive business process improvement, reduce our overhead costs, replace and or upgrade several significant systems and continue implementing internal control procedures and controls. If we fail to achieve these objectives our business could be materially and adversely affected.

We may undertake divestitures that may limit our ability to manage and maintain our business and may adversely affect our business.

In the future, we may undertake sales or other strategic dispositions of certain businesses or operations to attempt to maximize stockholder value. These transactions involve a number of risks, including:

•	Diversion of management attention and transaction costs associated with negotiating and closing the transaction;

•	Inability to retain customers, management, key personnel and other employees due to the altered nature of our businesses after such transaction;

•	Inability to realize the benefits of divestitures and collect monies owed to us; and

•	Failure to realize the highest value of the divested business because we are selling it before its full potential has been achieved.

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

If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. All of our computer hardware necessary for our online operations is currently located at a professional datacenter in White Plains, NY. This facility has redundancy for power, A/C and internet access. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. We do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems.

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

Since our initial public offering in 2001, the market price of our common stock has been volatile, and it may continue to be volatile as a result of one or more of the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	loss of a major customer or failure to complete significant transactions;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in market valuations of similar companies;

•	the discussion of our company or stock price in online investor communities such as chat rooms;

•	additions or departures of key personnel

•	fluctuations in stock market price and volume, and

•	our continuing operating losses.

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

As of March 10, 2006, our present directors and executive officers and their affiliates beneficially owned approximately 35% of our outstanding common stock. In particular, John S. Katzman, our Chief Executive Officer, beneficially owned approximately 32% of our outstanding common stock. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

The issuance of our shares of common stock upon conversion or redemption of outstanding preferred stock may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

On June 4, 2004, we completed a private placement to Fletcher International, Ltd. of 10,000 shares of our Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10 million in the aggregate. Dividends on the Series B-1 Preferred Stock are payable quarterly, at our option in cash or registered shares of our common stock, at a minimum rate of 5% per annum. The Series B-1 Preferred Stock is convertible into 1,007,303 shares of our common stock at a conversion price of $9.9275 per share, subject to adjustment upon certain events. Fletcher may also redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock, unless we satisfy the conditions for cash redemption, for an amount of shares of our common stock based upon a redemption rate equal to 102.5% of the then prevailing price of our common stock plus the value of any accrued and unpaid dividends. Fletcher also has the right, for a period of twenty-four months, beginning on July 1, 2005, to purchase up to $20 million in newly created series of preferred stock having, except as set forth in our agreement with Fletcher, similar terms, conditions, rights, preferences and privileges as the Series B-1 Preferred Stock (the “Additional Preferred Stock”). The Additional Preferred Stock will be convertible into shares of our common stock at a conversion price equal to 108.3% of the then prevailing price of our common stock, subject to a minimum of $9.9275 per share

The issuance of our shares of common stock to Fletcher upon conversion or redemption of the Series B-1 Preferred Stock and the Additional Preferred Stock and their resale by Fletcher will increase our publicly traded shares. These resale’s could also depress the market price of our common stock. We will not control whether or when Fletcher elects to convert its securities for common stock. The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

In connection with the private placement of Series B-1 Preferred Stock, we may be responsible for having the resale of shares issued or issuable to Fletcher registered with the SEC and may be subject to penalties if the shares are not registered with the SEC.

Pursuant to our agreement with Fletcher, we are obligated to file a registration statement with the SEC at any time that the number of shares of common stock issued or issuable under the agreement exceeds 80% of the number of shares then registered. If we fail to file any such required registration statement and have it declared effective by the SEC, we must (i) issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual conversion price reduced by five percent for each month in which we fail to satisfy our obligations and (ii) adjust the conversion price for the additional investment rights to such lower price. In addition, such failure will result in an extension of the investment term for each day we fail to satisfy our registration obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on December 31, 2014. As of December 31, 2005, we also leased an aggregate of approximately 229,000 square feet of office space for additional operations in New York, New York and our 55 regional offices or classroom locations located in Alabama, Arizona, California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington, Washington D.C., Canada and Puerto Rico.

Item 3.	Legal Proceedings

On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that the Company infringed a patent owned by CollegeNet related to the processing of on-line applications. CollegeNet never served the Company and no discovery was ever conducted. However, based on adverse rulings in other lawsuits concerning the same patent, CollegeNet dismissed the 2003 case without prejudice on January 9, 2004 against the Company. Thereafter, on August 2, 2005, the Federal Circuit Court of Appeals issued an opinion favorable to CollegeNet from its appeal from the adverse rulings. Then on August 3, 2005, CollegeNet filed suit again against the Company alleging an infringement of the same CollegeNet patent related to processing on-line applications. The Company was served on November 22, 2005 and filed its answer and counterclaim on January 13, 2006. CollegeNet seeks injunctive relief and unspecified monetary damages. Because this proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty. However, the Company believes that it has meritorious defenses to CollegeNet’s claims of infringement and intends to vigorously defend. In a related matter, the Company filed a request with the United Stated Patent and Trademark Office (“PTO”) for ex parte reexaminations of the CollegeNet No. 6,460,042 (‘042) patent on September 1, 2005 and the CollegeNet No. 6,910,045 (‘045) patent on December 12, 2005. The PTO granted the Company’s request and ordered reexamination of all claims of the CollegeNet ‘042 patent on October 31, 2005 and the CollegeNet ‘045 patent on January 27, 2006.

On August 29, 2005, Test Services, Inc. (“TSI”), a franchisee of the Company under ten separate franchise agreements, six of which expired on December 31, 2005, filed suit against us in the United States District Court for the District of Colorado. TSI alleged that the terms we offered for renewal of the franchise relationship did not comply with TSI’s contractual renewal rights. TSI sought declaratory relief and specific performance and unspecified damages as to the alleged breaches of the renewal provisions. TSI’s complaint also included claims that we had breached the existing franchise agreements with TSI in ways unrelated to the core renewal dispute. On November 29, 2005, the court granted our motion to dismiss all of TSI’s claims relating to the core renewal dispute. On December 31, 2005, we entered into a settlement in which: (1) TSI agreed to execute a new franchise agreement for each of its ten franchise territories with certain negotiated changes; (2) TSI paid us $1 million in cash; (3) we, TSI and TSI’s parent company agreed on certain terms regarding competitive activities by the parent company, a potential spin-off of TSI, and a TPR option to acquire TSI at a formula value in certain circumstances; TSI agreed to increase royalty payments to us from 8% to 9-1/2% (beginning January 1, 2006); and (4) all litigation was dismissed with prejudice and the parties exchanged releases as to all matters except amounts payable in the ordinary course of business under the superseded franchise agreements.

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

	2005		2004
Fiscal Quarter	High	Low	High	Low
First	$6.14	$5.25	$10.56	$7.57
Second	5.95	5.46	9.21	6.81
Third	6.25	5.70	7.96	6.52
Fourth	6.03	5.05	8.26	5.41

As of March 10, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $5.50 per share. As of March 10, 2006, there were 71 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2005, the following securities were authorized for issuance under our 2000 Stock Incentive Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Stock Incentive Plan	3,299,881	$7.00	702,525

Item 6.	Selected Consolidated Financial Data

The consolidated statement of operations data for each of the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$87,310	$74,744	$71,719	$67,930	$55,340
K-12 Services	31,931	27,957	21,525	10,066	6,885
Admissions Services	11,252	11,084	11,218	11,240	6,890
Total Revenue	130,493	113,785	104,462	89,236	69,115
Cost of revenue
Test Preparation Services	28,144	23,584	20,809	18,516	17,608
K-12 Services	16,838	13,684	8,328	3,533	2,482
Admissions Services	4,615	3,385	2,836	2,888	1,653
Total cost of revenue	49,597	40,653	31,973	24,937	21,743
Gross profit	80,896	73,132	72,489	64,299	47,372
Operating expenses
Selling, general and administrative	85,144	78,381	65,634	65,482	60,993
Impairment of goodwill	—	8,199	—	—	—
Loss on early extinguishment of debt	—	—	—	—	3,130
Impairment of investment	—	—	—	344	—
Total operating expenses	85,144	86,580	65,634	65,826	64,123
Income (loss) from operations	(4,248)	(13,448)	6,855	(1,527)	(16,751)
Net income (loss)	(3,474)	(30,413)	4,309	(1,090)	(10,334)
Accreted dividends on Series A redeemable preferred stock	—	—	—	—	(2,309)
Accreted dividends on Class B non-voting common stock	—	—	—	—	(1,956)
Dividend and accretion on Series-B preferred stock	(854)	(428)	—	—	—
Net income (loss) attributed to common stockholders	$(4,328)	$(30,841)	$4,309	$(1,090)	$(14,599)
Basic income (loss) per share	$(0.16)	$(1.12)	$0.16	$(0.04)	$(0.68)
Diluted income (loss) per share	$(0.16)	$(1.12)	$0.16	$(0.04)	$(0.68)
Weighted average shares used in computing net income (loss) per share
Basic	27,570	27,468	27,306	27,239	21,383
Diluted	27,570	27,468	27,467	27,239	21,383

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,002	$19,197	$13,937	$11,963	$21,935
Total assets	105,371	107,641	121,697	112,116	111,833
Long-term debt, net of current portion	2,845	4,213	5,710	5,656	6,830
Series B-1 preferred stock	10,000	9,736	—	—	—
Stockholders’ equity	50,846	55,197	84,467	79,298	80,233

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

In 2005, as part of the franchise renewal process, four of our franchisees licensed the right to sell, under The Princeton Review brand, SES in their franchised territories for approximately $1.0 million.

In 2004, we incurred an $8.2 million impairment charge for the write-down of goodwill related to Embark, and recorded a reserve against our deferred tax asset, in the form of a valuation allowance, in the amount of $22.1 million.

In 2004, we sold our Series B-1 Preferred Stock for gross proceeds of $10.0 million.

In 2003, we acquired the Princeton Review of North Carolina.

In 2002, we acquired The Princeton Review of St. Louis.

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

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchises who provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing SES programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and accounted for approximately 66% of our overall revenue in 2005.

The Test Preparation Services division’s revenue increased 17% from 2004 levels. During 2005, the fastest growing areas for this division were its SES courses, sales of which have increased in response to the increased emphasis on state assessments, and institutional sales, which is partially attributed to the new SAT test introduced in 2005. Tutoring and retail classroom revenues also contributed to the overall growth in this division.

The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development, intervention materials (workbooks and related products) and face-to-face instruction. As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division continues to see growing demand by the public school market for its products. During 2005 K-12 Services introduced its SideStreets after-school intervention materials. We believe this material will allow us to be more responsive to school districts needs and less reliant on providing custom made content.

The K-12 Services division experienced revenue growth of 14%, as compared to 2004 levels. As this division has grown over the last several years, we have begun to enter into more and more large, multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies, requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction. The approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome. These contracts therefore present several types of risks and uncertainties, including reducing our ability to effectively predict our operating performance, increasing variability in our cash balances and increasing credit risk. These risks and uncertainties are discussed in detail under the heading “Risk Factors” in this Form 10-K.

While we see continued strong revenue growth in this division, operating results are difficult to predict accurately, due to the foregoing factors and the fact that each contract entered into by this division has its own, unique product mix. Because our various products in this division have different gross margins (professional development and live course instruction products typically have lower gross margins than fees for assessment products and printed materials), contracts with varying product mix could significantly alter this division’s operating results from period to period. Primarily due to changes in product mix, gross margins in this division declined from 51% in 2004 to 47% in 2005.

Our Admissions Services division currently derives most of its revenue from the sale of web-based admissions and application management products and marketing services to educational institutions. In 2005, this division represented 9% of our overall revenue.

In 2005, the division’s performance was again below management’s expectations, primarily due to a lack of increase in demand for subscription-based admissions and application management services. For the third consecutive year, revenue in this division did not grow appreciably over the prior year.

We are currently in the process of refocusing this division’s overall direction, with the goal of changing the way we charge post-secondary academic institutions for our marketing services. We are moving from a model of pricing for various bundles of marketing services, to a model where payment is based upon actual leads we generate. We believe this model will allow us to better capitalize on the popularity of our web site with college and graduate school-bound students. To support this change in our marketing services model, we re-launched our web site with a view to optimizing our ability to match the right prospects with the post-secondary institutions looking to attract them. Additionally, we expanded our counseling services in this division by signing a multi-year contract with several schools in Texas. We believe that we will need to further increase revenues before this division will show sustainable operating profits, and it is management’s hope that this new direction of providing lead generation and college counseling services will provide the needed momentum to do so.

Revenue

Test Preparation Services.  The Test Preparation Services division derives revenue primarily from:

•	classroom-based and online test preparation courses and tutoring services, which consists of tuition and fees paid to our company-operated sites. We recognize revenue from tuition paid for our courses over the life of the course, which is usually from five to 10 weeks depending on the course type. Tutoring revenue is based on an hourly fee and is recognized as the services are delivered. Course and tutoring revenue represented approximately 49% of our total revenue in 2005.

•	SES programs, which consist of after school courses taught primarily in the K-12 grades. We are typically paid for these courses on a per-student basis, and recognize the revenue over the life of the courses. SES revenue represented approximately 3% of our total revenue in 2005.

•	royalty fees paid to us by our independent franchisees. These royalties in 2005 are 8% of all cash receipts collected by our franchisees for all test preparation and tutoring services performed by them under the Princeton Review name. Royalties received from franchisees also include a 10% fee for use by their students of our online supplemental course tools. Royalties also include a fee of 2% of the domestic franchisees’ cash receipts for contribution to a national advertising fund. For a description of the advertising fund, see Note 8 to our consolidated financial statements. We recognize revenue from franchise royalties on a monthly basis. This revenue represented approximately 4% of our total revenue in 2005.

•	sales of course and marketing materials and other products to our independent franchisees. This revenue is recognized upon the transfer of title to our customers, which occurs on the shipment dates of these materials. This revenue represented approximately 1% of our total revenue in 2005.

•	authoring books published by Random House and providing content for software. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books and software. We recognize these fees based on sales of the books and software when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 2% of our total revenue in 2005.

K-12 Services.  The K-12 Services division derives revenue from the services we provide to primary and secondary schools and school districts, from authoring books published by Random House and from our work with McGraw-Hill.

Revenue from the services we provide to schools and school districts is derived from:

•	fees for training and professional development for schoolteachers and administrators, which we recognize over the period that the services are provided;

•	fees for classroom instruction, principally during after school K-12 programs, which we recognize when the courses are delivered;

•	fees for paper-based and online benchmark testing, which we recognize over the period the services are delivered;

•	sales of printed materials, which we recognize when the materials are delivered; and

•	annual subscription fees for the Homeroom subscription service, recognized by us ratably over the life of the subscription period, which is typically one or two years.

The revenue we earned from the above services we provided to schools and school districts represented approximately 24% of our total revenue in 2005.

Revenue from authoring books published by Random House is derived from performance-based fees, including royalties and marketing fees from sales of books. We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented less than 1% of our total revenue in 2005.

Revenue from McGraw-Hill is derived from royalties under an agreement that expired in September, 2003 for Princeton Review branded content that we provided for their textbooks, which we recognize based on sales reported by McGraw-Hill. Revenue from our contract with McGraw-Hill represented approximately 1% of our total revenue in 2005.

Admissions Services.  The Admissions Services division derives revenue from:

•	web-based subscription, application and marketing fees. These fees consist of annual subscription fees and application processing fees paid to us by academic institutions for our online application and management products, annual subscription fees paid to us by secondary schools for our ECOS product, and annual marketing fees paid to us by academic institutions to promote their programs on our web site and in our publications. We recognize the subscription and marketing fees over the contract period, which is typically one or two years. We recognize the application processing fees in the month that the relevant applications are submitted. This revenue represented approximately 5% of our total revenue in 2005.

•	college counseling fees paid by high schools. This revenue consists of annual subscription fees paid to us by secondary schools. We recognize these fees over the contract period, which is typically one to three years. This revenue represented approximately 1% of our total revenue in 2005.

•	marketing fees paid to us by academic institutions based upon the number of student inquiries we generate. This revenue is recognized as leads are generated based on the price per lead in the applicable contracts, and represented 1% of our total revenue in 2005.

•	authoring books published by Random House. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books. We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented less than 1% of our total revenue in 2005.

•	sales of advertising and sponsorships to businesses and schools wishing to promote their products, services and programs on our web site. Advertising and sponsorship revenue is recognized each month based on contractual terms. This revenue represented approximately 1% of our total revenue in 2005.

Cost of Revenue

Test Preparation Services.  Cost of revenue consists of course expenses of our company-owned operations, cost of course materials sold and the costs to author, develop, edit and produce content for books and software. Course expenses consist of costs incurred to deliver test preparation courses, SES programs, tutoring and admissions counseling services, including rent of classroom space, teacher salaries, credit card fees, and costs of course materials. The largest components of cost of revenue in our Test Preparation Services division are rent for classroom spaces and teacher salaries, which together accounted for approximately 66% of the cost of revenue of this division in 2005. Also included in cost of revenue is a royalty we pay to our franchisees in exchange for allowing us to offer our Princeton Review Online courses within their territories. This royalty is calculated based on a fee per student which varies depending on the course. These fees are for Princeton Review Online courses provided to students residing within our franchisees’ territories, net of certain administrative expenses.

K-12 Services.  Cost of revenue primarily consists of the costs related to providing training, professional development, after school programs, authoring and producing workbooks, developing content for textbooks, our Homeroom subscription service and book development. Additionally, cost of revenue includes amortization expense related to our capitalized K-12 content, which are the direct costs we incur to write questions and lessons that are used across our various product categories in this division. These costs, primarily comprised of internal compensation costs of dedicated employees, are capitalized and amortized over a seven-year period, on a straight-line basis (see Note 1 to our Consolidated Financial Statements).

Admissions Services.  Cost of revenue includes the costs to author, develop and edit our books and the admissions services section of our web site. Cost of revenue also includes the costs to build and maintain our web-based products, primarily comprised of internal compensation costs of dedicated employees, and the commissions related to the sale of those products, which are recognized over the contract period, and credit card fees incurred in connection with processing student applications, which are recognized in the month the applications are processed. Additionally, cost of revenue includes the costs to provide counseling services to high schools contracting for this service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll and payroll related expenses, advertising expenses and office facility expenses, including rent, utilities, telephone and miscellaneous expenditures, which collectively represented approximately 65% of our total selling, general and administrative expenses in 2005. Selling, general and administrative expenses also include costs associated with national advertising campaigns that benefit our company-owned locations as well as our independent franchisees. Finally, the remaining components of selling, general and administrative expenses include professional fees, travel and entertainment, health insurance and depreciation and amortization.

Income Taxes

As a result of the effect under SFAS No. 109, Accounting for Income Taxes, on the recoverability of our net deferred tax assets, we decided to record a 100% valuation allowance against any deferred tax benefits. In 2005, a deferred tax benefit of $1.5 million was offset by a further valuation allowance of the same amount, resulting in no net tax expense in 2005. During 2004, as a result of the establishment of a valuation allowance for net deferred tax assets we recorded an income tax expense of $16.7 million for 2004. Income tax expense was $3.2 million for 2003. Our effective income tax rate was 0% for 2005, 122% for 2004, and 42% for 2003.

We currently have significant deferred tax assets related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that will reduce taxable income in future years. Our loss in 2005 and 2004 and the emphasis placed on cumulative losses under generally accepted accounting principles represents sufficient evidence under SFAS No. 109, Accounting for Income Taxes, for us to determine that it was appropriate to establish a full valuation allowance against net deferred tax assets. Although management expects these assets will ultimately be fully utilized, future performance cannot be assured. The Company will continue to evaluate the need for the valuation allowance in future periods.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenue

For the three months ended December 31, 2005 total revenue for the Company increased by $4.5 million, or 16.2%, from $27.8 million in 2004 to $32.3 million in 2005.

Test Preparation Services revenue increased by $3.5 million, or 25.7%, from $13.6 million in 2004 to $17.1 million in 2005. This increase is driven by an increase of $2.1 million in retail, institutional and tutoring revenue, reflecting strong enrollment in SAT, LSAT, and MCAT courses and an increase of $1.0 million in SES revenue.

K-12 Services revenue increased by $385,000, or 3.4%, from $11.2 million in 2004 to $11.6 million in 2005. This increase is primarily driven by $2.0 million of growth in assessment services and the receipt of $400,000 in prior year license fees. Reductions are driven primarily by the recognition of a certain professional development contract which combined both third and fourth quarter revenue into the fourth quarter of 2004 driving a year-over-year reduction of $1.7 million. After adjusting for this $1.7 million contract, revenue growth for the quarter would be approximately 22%.

Admissions Services revenues increased by $648,000, or 21.6%, from $3.0 million in 2004 to $3.6 million in 2005. This increase was driven primarily by an increase of $643,000 in counseling contracts entered into during the third quarter of 2005.

Cost of Revenue

For the three months ended December 31, 2005 total cost of revenue for the Company increased by $4.0 million, or 38.1%, from $10.5 million in 2004 to $14.5 million in 2005.

Test Preparation Services cost of revenue increased by $1.5 million, or 29.5%, from $5.1 million in 2004 to $6.6 million in 2005. This increase is driven by a $1.4 million volume increase related to retail enrollments which caused variable costs such as teacher salaries, site rent and course materials to increase. Costs associated with SES also increased by approximately $300,000. Gross margin declined by 1.1% from 62.1% to 61.0% due to higher costs of labor and materials in support of SES institutional based contracts and year end delays.

K-12 Services cost of revenues increased by $2.2 million, or 50.5%, from $4.3 million in 2004 to $6.5 million in 2005. This increase is primarily related to an increase in content development and professional development costs of approximately $2.0 million. Gross margin declined by 17.5% from 61.7% to 44.2%. Adjusting for the additional $1.7 million of revenue during the fourth quarter of 2004 gross margin declines by 10.4% from 54.6% to 44.2% related to higher fourth quarter mix of professional development services and higher content development, production and distribution costs.

Admissions Services cost of revenue increased by $320,000, or 29.8%, from $1.1 million in 2004 to $1.4 million in 2005. This increase is primarily driven by an increase of $378,000 related to counseling labor and related costs. Gross margin declined by 2.4% from 64.3% to 61.9%. This decrease is primarily related to ongoing expenses in support of the new counseling services contracts.

Selling, General & Administration Expenses

Selling, general and administrative expense increased by approximately $890,000 or 4.1%, from 21.6 million in 2004 to $22.5 million in 2005. Primary components of this increase are: increased rent and related costs of $450,000 and $400,000 of advertising expense primarily related to the SES business.

Impairment of goodwill

Our results for the fourth quarter of 2004 included a write-down of approximately $8.2 million of goodwill related to the Embark acquisition.

Comparison of Years Ended December 31, 2005 and 2004

Revenue

For the year ended December 31, 2005 total revenue for the Company increased by $16.7 million, or 14.7%, from $113.8 million in 2004 to $130.5 million in 2005.

Test Preparation Services revenue increased by $12.6 million, or 16.8%, from $74.7 million in 2004 to $87.3 million in 2005. This increase is driven by an increase of $9.3 million in retail, institutional and tutoring revenue, once again reflecting strong enrollment in SAT, LSAT and MCAT courses, and $2.1 million in SES revenue.

For the year, K-12 services revenue increased by $4.0 million or 14.2%, from $28 million in 2004 to approximately $32 million in 2005. This increase is driven by $2.4 million in assessment services, $1.8 million in workbook intervention materials (primarily SideStreets) and $943,000 of professional development services.

For the year, Admissions Services revenue increased by $168,000, or 1.5%, from $11.1 million in 2004 to $11.3 million in 2005. This increase is driven by an increase of approximately $700,000 in revenue from counseling services, and a $1.4 million increase in higher education marketing fees. Reductions to revenue include a decrease in higher education technology fees and book related revenues related to timing.

Cost of Revenue

For the year ended December 31, 2005 total cost of revenue for the Company increased by $8.9 million, or 22%, from $40.7 million in 2004 to $49.6 million in 2005.

Test Preparation Services cost of revenue increased by $4.6 million, or 19.3%, from $23.6 million in 2004 to $28.1 million in 2005. This increase is primarily driven by the variable expense increase related to higher retail enrollments, and higher tutoring and institutional revenue. Gross margin declined slightly by 0.6% from 68.4% to 67.8%.

K-12 Services cost of revenue increased by $3.1 million, or 23.0%, from $13.7 million in 2004 to $16.8 million in 2005. This increase is driven by variable expense of approximately $2.1 million on $4.0 million of incremental revenue growth. In addition, there is an increase of $300,000 of web content amortization and approximately $889,000 increase related to incremental content production and labor related expense. Gross margin declined by 3.8% from 51.1% to 47.3% due to revenue timing and content production related costs. The Company expects margins to improve in 2006.

Admissions Services cost of revenue increased by $1.2 million, or 36.3%, from $3.4 million in 2004 to $4.6 million in 2005. This increase is driven by an increase of $500,000 in counseling expense and $700,000 of other related expense in support of both the technology and marketing business. Gross margins declined by 10.5% from 69.5% to 59.0%. The key drivers of this reduction relate to $700,000 in revenue credits driving approximately 6% of the decline, as well as approximately 2% in consulting mix and another 1.5% attributed to the cost base.

Selling, General & Administrative Expenses

Selling, general and administrative expense increased by approximately $6.7 million or 8.6%, from $78.4 million in 2004 to $85.1 million in 2005. This increase is attributed to: salary expense of $2.1 million, office rent and related expense of $730,000, professional fees primarily related to Sarbanes-Oxley of $2.8 million, $400,000 in advertising and recruitment expense and workers compensation fees of $300,000.

Impairment of goodwill

Our 2004 results included a write-down of approximately $8.2 million of goodwill related to the acquisition of Embark.

Sale of Rights to Franchises

During the third quarter of 2005, we sold the right to provide SES programs to four of our independent franchisees for $990,000.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand and collections from customers. At December 31, 2005, we had $8.0 million of cash and cash equivalents. The $11.2 million decrease in cash from the December 31, 2004 balance is primarily attributed to investing activities of $13.6 million ($8.3 million in furniture, fixtures, equipment and software development and $5.6 million in capitalized content) along with $5.1 million related to financing activity that more than offset the $7.5 million cash increase provided by operating activities. Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as the schools and school districts serviced by our K-12 Services division and the post-secondary institutions serviced by our Admissions Services division, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash provided by operating activities is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During 2005, cash provided by operating activities was $7.5 million, compared to $4.0 million for 2004, an increase of $3.5 million. The increase is primarily attributed to the year-over-year increase in accounts payable and accrued expenses of $5.6 million and an increase in net income adjusted for non cash items of $4.8 million. These increases were partially offset by a decrease in deferred income of $1.1 million and an increase in inventory, primarily SideStreets instruction books, of $1.7 million

During 2005, we used $13.6 million in cash for investing activities as compared to $8.3 million used during 2004. This increase is driven by increases of $2.5 million in capital expenditures due primarily to the Oracle implementation, an increase of $4.1 million in content expenditures related to the development of SideStreets content and an increase of $1.8 million in leasehold improvements.

Financing cash flows consist primarily of transactions related to our debt and equity structure. We used approximately $5.1 million in 2005 compared to net proceeds of $9.6 million during 2004. During 2005, we repaid approximately $2.0 million of the debt we had borrowed in 2004 under a bank credit facility, and we repaid approximately $2.0 million in other debt. In 2004, we raised approximately $9.7 million net of issuance costs, from the sale of Series B-1 Preferred Stock and repaid approximately $2.3 million of other debt.

Our current cash balances and operating cash flow, will be sufficient to cover our normal operating requirements for the next 12 months as we implement a number of restructuring initiatives designed to significantly improve operating cash flow. We also expect to shortly secure a revolving line of credit in an amount of $5 million to $10 million to support any further working capital requirements.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, our principal contractual obligations and commercial commitments consisted of obligations outstanding under our long-term office and classroom leases, obligations under promissory notes entered into in connection with acquisitions, employment agreements and several capital leases of computer equipment. As of December 31, 2005, we operated from leased premises in New York, Alabama, Arizona, California, Colorado, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington, Washington D.C., and Canada.

The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2005.

	Payments due by period
	($ in millions)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations	$3.1	$0.7	$2.3	$0.1	$—
Capital lease obligations	1.2	0.8	0.4	—	—
Operating lease obligations	28.5	5.1	9.2	6.8	7.4
Purchase obligations (1)	6.5	3.0	3.5	—	—
Total	$39.3	$9.6	$15.4	$6.9	$7.4

(1)	Purchase obligations consist of payments required under employment agreements.

Adoption of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based Payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) is effective for our first quarter of 2006 and the adoption of this new accounting pronouncement is expected to result in pre-tax stock-based compensation expense of between $0.3 million and $0.5 million in our fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the U.S. and GAAP developed by the International Accounting

Standards Board (“IASB”). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), that was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of SFAS 153 were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there was no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (our 2006 fiscal year) and is not expected to have a significant impact on our consolidated financial statements.

Critical Accounting Policies

The estimates, methods and judgments we use in applying our accounting policies significantly impact the results we report in our financial statements. Some of our accounting policies require us to make subjective and difficult judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts goodwill impairment expense; assessment of recoverability of long-lived assets, which primarily impacts operating margins when we record the impairment of assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision and, to a lesser extent, revenue recognition requirements, which impacts how and when we recognize revenue from our goods and services. Below, we discuss these policies further, as well as the estimates and judgments involved.

We also have other policies that we consider to be key accounting policies. However, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Accounts Receivable.  We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for uncollectible accounts may be required. We review our aged receivables monthly. This review includes discussions with our customers and their account representatives, the customers’ payment history and other factors. Based on these reviews we may increase or decrease our allowance for uncollectible accounts if we determine there is a change in the collectability of our accounts receivable.

Goodwill and Territorial Marketing Rights.  We perform an annual goodwill impairment review during the fourth quarter, or more frequently if indicators of potential impairment exist. No impairment was indicated in 2003 or 2005. In 2004, we recorded an impairment expense of $8.2 million against goodwill in our Admissions Services division due to the continued poor performance of this division. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.

Long-Lived Assets.  We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

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

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2005, we had a net deferred tax asset of approximately $23.7 million, primarily relating to our net operating loss carryforwards of $53.7 million, which expire in varying amounts between 2021 and 2025.

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. As of December 31, 2004, we recorded a valuation allowance for the entire net deferred tax asset because our loss in 2004 and the emphasis placed on cumulative losses under generally accepted accounting principles represented sufficient evidence under SFAS No. 109 “Accounting for Income Taxes” for us to determine that it was appropriate to establish a full valuation allowance. If, in the future, an appropriate level and consistency of profitability is attained, we would reduce the valuation allowance, which could have a significant impact on our consolidated financial statements.

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

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenues increase, we expect to recognize these revenues primarily in the first and fourth quarters. The electronic application revenue recorded in our Admissions Services division is highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division experiences seasonal fluctuations in revenue, with the first and fourth quarters (corresponding to the school year) expected to have the highest revenue.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. All of our currently outstanding long-term debt bears interest at fixed rates. Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR (4.4% at December 31, 2005). During 2005 and 2004, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $534,000 and $374,000, at an average rate of 5.3% and 7.5% in 2005 and 2004, respectively. A 100 basis point increase in the dividend rate would have resulted in a $100,000 increase in dividends paid during this period.

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

We have audited the accompanying consolidated balance sheets of The Princeton Review, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Princeton Review, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY
March 13, 2006

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2005	2004
	(in thousands, except share data)
A S S E T S
Current assets:
Cash and cash equivalents (including $255 restricted cash in 2005)	$8,002	$19,197
Accounts receivable, net of allowance of $1,601 in 2005 and $1,290 in 2004	22,493	20,652
Accounts receivable-related parties	1,591	1,682
Other receivables ($789 in 2005 and $1,049 in 2004 from related parties)	813	1,107
Inventories	2,798	1,054
Prepaid expenses	2,229	2,019
Other current assets	1,307	1,547
Total current assets	39,233	47,258
Furniture, fixtures equipment and software development, net	16,155	13,380
Goodwill, net	31,506	31,511
Investment in affiliates	1,938	1,847
Other intangibles, net	13,371	10,032
Other assets	3,168	3,613
Total assets	$105,371	$107,641

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$10,449	$8,359
Accrued expenses	10,826	7,342
Current maturities of long-term debt	1,530	3,769
Deferred income	16,548	17,637
Total current liabilities	39,353	37,107
Deferred rent	2,327	1,388
Long-term debt	2,845	4,213
Series B-1 Preferred stock, $.01 par value; 10,000 authorized, issued and outstanding at December 31, 2005 and 2004 respectively (liquidation value of $10,000)	10,000	9,736
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,572,172 and 27,569,764 issued and outstanding at December 31, 2005 and 2004, respectively	276	276
Additional paid-in capital	116,279	116,260
Accumulated deficit	(65,430)	(61,102)
Accumulated other comprehensive (loss)	(279)	(237)
Total stockholders’ equity	50,846	55,197
Total liabilities and stockholders’ equity	105,371	$107,641

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Revenue
Test Preparation Services	$87,310	$74,744	$71,719
K-12 Services	31,931	27,957	21,525
Admissions Services	11,252	11,084	11,218
Total revenue	130,493	113,785	104,462
Cost of revenue
Test Preparation Services	28,144	23,584	20,809
K-12 Services	16,838	13,684	8,328
Admissions Services	4,615	3,385	2,836
Total cost of revenue	49,597	40,653	31,973
Gross profit	80,896	73,132	72,489
Operating expenses
Selling, general and administrative	85,144	78,381	65,634
Impairment of goodwill	—	8,199	—
Total operating expenses	85,144	86,580	65,634
Income (loss) from operations	(4,248)	(13,448)	6,855
Interest expense	(354)	(693)	(607)
Sale of rights to franchisees	990	—	—
Other income (loss), net	138	435	1,217
Income (loss) before provision from income taxes	(3,474)	(13,706)	7,465
(Provision) for income taxes	—	(16,707)	(3,156)
Net income (loss)	(3,474)	(30,413)	4,309
Dividends and accretion on Series B-1 Preferred Stock	(854)	(428)	—
Net income (loss) attributed to common stockholders	$(4,328)	$(30,841)	$4,309
Basic income (loss) per share	$(0.16)	$(1.12)	$0.16
Diluted income (loss) per share	$(0.16)	$(1.12)	$0.16
Weighted average shares used in computing net income (loss) per share
Basic	27,570	27,468	27,306
Diluted	27,570	27,468	27,467

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at January 1, 2003	27,261	$273	$113,972	$(34,570)	$(377)	$79,298
Exercise of stock options	124	1	706	—	—	707
Issuance of non-employee options	—	—	151	—	—	151
Comprehensive income
Net income	—	—	—	4,309	—	4,309
Foreign currency gain (loss)	—	—	—	—	15	15
Unrealized loss on securities, net of applicable income tax expense of $10	—	—	—	—	(13)	(13)
Comprehensive income	—	—	—	—	—	4,311
Balance at December 31, 2003	27,385	$274	$114,829	$(30,261)	$(375)	$84,467
Exercise of stock options	121	1	834	—	—	835
Shares issued in connection with an equity investment	64	1	499	—	—	500
Stock based compensation	—	—	98	—	—	98
Dividends and accretion on Series B-1 Preferred Stock	—	—	—	(428)	—	(428)
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(30,413)	—	(30,413)
Foreign currency gain (loss)	—	—	—	—	138	138
Comprehensive loss	—	—	—	—	—	(30,703)
Balance at December 31, 2004	27,570	$276	$116,260	$(61,102)	$(237)	$55,197
Exercise of stock options	2	—	19	—	—	19
Dividends and accretion on Series B-1 Preferred Stock				(854)		(854)
Comprehensive loss
Net loss	—	—	—	(3,474)	—	(3,474)
Foreign currency gain (loss)	—	—	—	—	(42)	(42)
Comprehensive loss	—	—	—	—	—	(4,370)
Balance at December 31, 2005	27,572	$276	$116,279	$(65,430)	$(279)	$50,846

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,474)	$(30,413)	$4,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,776	1,609	1,664
Amortization	5,897	5,393	4,373
Impairment of goodwill	—	8,199	—
Bad debt expense	1,328	1,521	380
Write-off of deferred financing costs	117	—
Deferred income taxes	(1,520)	(5,425)	2,851
Valuation allowance for deferred tax assets	1,520	22,132	—
Stock based compensation	—	98	151
Other, net	1,241	219	392
Net change in operating assets and liabilities:
Accounts receivable	(2,785)	(3,510)	(6,664)
Inventory	(1,744)	(153)	(262)
Prepaid expenses	(211)	9	(764)
Other assets	880	(93)	(1,617)
Accounts payable and accrued expenses	5,574	(359)	4,252
Deferred income	(1,089)	4,758	86
Net cash provided by operating activities	7,510	3,985	9,151
Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software development	(8,258)	(5,208)	(4,272)
Investment in affiliates	—	(850)	—
Purchases of franchises and other businesses, net of cash acquired	—	(130)	(568)
Payment of related party loan	33	—	—
Note receivable	250	400	717
Additions to capitalized K-12 content, capitalized course costs	(5,595)	(2,518)	(1,706)
Net cash used in investing activities	(13,570)	(8,306)	(5,829)
Cash flows from financing activities:
Proceeds from the sale of Series B-1 Preferred Stock, net of issuance cost	—	9,682	—
Proceeds (payments) from revolving credit facility	(2,000)	2,000	—
Notes issued in connection with sale of rights to franchisees	(956)
Long-term debt borrowings	367	—	—
Capital lease payments	(717)	(555)	(274)
Dividends on Series B-1 Preferred Stock	(591)	(374)	—
Notes payable related to acquisitions	(1,257)	(1,779)	(1,656)
Proceeds from exercise of options	19	752	582
Payment of credit facility financing costs	—	(145)	—
Net cash (used in) provided by financing activities	(5,135)	9,581	(1,348)
Net (decrease) increase in cash and cash equivalents	(11,195)	5,260	1,974
Cash and cash equivalents, beginning of period	19,197	13,937	11,963
Cash and cash equivalents, end of period	$8,002	$19,197	$13,937
Supplemental cash flow disclosures:
Cash paid during the year for interest	$580	$564	$462
Supplemental schedule of noncash financing activities:
Equipment acquired through capital leases	$316	$1,276	$595

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Nature of Business and Significant Accounting Policies

Business

The Princeton Review, Inc. and its wholly owned subsidiaries (together, the “Company”), are engaged in the business of providing courses that prepare students for college, graduate school and other admissions tests. The Company, through Princeton Review Operations, LLC, provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2005, the Company had six franchisees operating approximately 18 offices under the Princeton Review name in the United States and 15 franchises with approximately 38 offices in 19 countries. The Company also sells support materials and equipment to its franchisees, author’s content for various books and software products published by third parties, sells marketing and web-based products to higher education institutions, operates a Web site providing education-related content and provides a number of services to K-12 schools and school districts to help them measurably improve academic performance.

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

Reclassifications

Certain prior period balance sheet and cash flow amounts have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

As of December 31, 2005 and 2004, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have maturities of 90 days or less at the date of purchase. As of December 31, 2005 approximately 90% of the Company’s cash and cash equivalents was on hand at one financial institution. As of December 31, 2004 approximately 90% of the Company’s cash and cash equivalents were on hand at two financial institutions.

Accounts Receivable and Allowance for Doubtful Accounts

The Company provides credit, in the normal course of business, to its customers. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company’s customers to make required payments. That estimate is based on a variety of factors, including historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. The Company charges actual losses when incurred to this allowance.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories consist of program support equipment, course materials and supplies. All inventories are valued at the lower of cost (first-in, first-out basis) or market.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets principally ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms used are based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted.

Software and Web Site Development

The Company accounts for internal use software development in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web site Development Costs.

For the years ended December 31, 2005, 2004 and 2003, the Company expensed approximately $2.7 million, $3.8 million and $2.3 million, respectively, of product development costs that were incurred in the preliminary project stage under SOP 98-1. For the years ended December 31, 2005 and 2004, the Company capitalized approximately $5.0 million and $3.2 million, respectively, in product and web site development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2005, 2004 and 2003, the Company recorded related amortization expense of approximately $3.1 million, $2.8 million and $2.4 million, respectively. As of December 31, 2005 and 2004, the net book value of these capitalized product and web site development costs were $7.2 million and $5.3 million, respectively. These capitalized costs are amortized using the straight-line method over the estimated useful life of the assets ranging from 12 to 60 months.

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

Capitalized course costs include certain expenditures incurred by our Test Preparation Services division to develop test preparation courses and consist primarily of amounts paid to consultants and

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

salaries of employees hired to develop course materials and curriculum. Course costs are capitalized only when a course is first developed or there is a major revision to a course or significant re-write of the course materials or curriculum, for example, when the related test changes. The amortization period for these costs is five years, based upon the average life cycle of the related standardized tests. Amortization of these capitalized course costs commences with the realization of course revenues. The cost of minor enhancements or annual updates to the curriculum and materials is expensed as incurred.

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

Publishing rights primarily consist of amounts paid in 1995 to certain co-authors to purchase their rights to future royalties on certain books, including Cracking the SAT/PSAT, Cracking the LSAT, Cracking the GRE, Cracking the GMAT, The Best 361 Colleges and Word Smart. These books are primarily current reference materials that are updated every one or two years. In 2005, the Company collected approximately $1.0 million in royalties from the publisher of these books. Publishing rights are being amortized on a straight-line basis over 25 years.

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

Other intangible assets are amortized on a straight-line basis over their useful lives: three to 20 years for trademarks/tradenames and for non-compete agreements.

See Note 5 for further information with respect to the Company’s goodwill and other intangible assets.

Impairment

Goodwill and Territorial Marketing Rights

As noted above, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” under which goodwill and territorial marketing rights are no longer amortized but instead goodwill and territorial marketing rights are assessed for impairment annually. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

is greater than its fair value. During the fourth quarter of 2005, the Company completed its annual assessment for impairment and determined that there was no such impairment against the current carrying amount. During 2004, the carrying amount of goodwill for one of its reporting units exceeded its fair value. As a result of the second step analysis, a goodwill impairment of approximately $8.2 million was recognized.

Long-Lived Assets

The Company reviews its long-lived assets, which excludes goodwill and territorial marketing rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell an asset to be disposed. During 2005 and 2004, no impairment charge was required.

Investments in Affiliates

The Company values its investments in affiliate companies in which it has a less than 50% ownership interest and can exercise significant influence using the equity method of accounting. Investments in affiliate companies in which the Company has a less than 20% ownership interest and does not have the ability to exercise significant influence are accounted for using the cost method of accounting. The Company has evaluated its investment under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and concluded that consolidation is not required.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Royalty Service Fees

As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8% (9.5% beginning in 2006) of the franchise’s gross receipts collected during the preceding month. In addition, these fees include a 10% fee charged to the Company’s franchisees for use by their students of the Company’s supplemental online course tools. The Company’s franchisees’ contributions to the advertising fund are also recognized by the Company as royalty revenue (see Note 8). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

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

Multiple-deliverable contracts

Certain of the Company’s customer contracts represent multiple-element arrangements, which may include several of the Company’s products and services. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the criteria in EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value and the revenue policies described above are then applied to each unit of accounting.

Other Revenue

Other revenue consists of miscellaneous fees for other services provided to third parties primarily for assessment tests, authoring questions, advertising, training and professional development fees, which are recognized as the products or services are delivered. Other revenue also includes college marketing fees, such as newsletter or banner ads, which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Revenue Components

The following table summarizes the Company’s revenue and cost of revenue for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue
Services	$104,283	$92,718	$85,602
Products	18,214	14,066	11,045
Other	7,996	7,001	7,815
Total Revenue	$130,493	$113,785	$104,462
Cost of Revenue
Services	$40,354	$33,099	$25,286
Products	8,719	6,891	6,159
Other	524	663	528
Total Cost of Revenue	$49,597	$40,653	$31,973

Foreign Currency Translation

Balance sheet accounts of the Company’s Canadian subsidiary, with the exception of certain historical rate-based assets, are translated using year-end exchange rates. Statement of operations accounts, with the exception of depreciation and amortization, are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity. Foreign exchange gains and losses for all the years presented were not significant. The accumulated balance as a component of comprehensive income, comprised entirely of foreign exchange differences, was approximately $262,000 and $221,000 at December 31, 2005 and 2004, respectively.

Advertising and Promotion

Advertising and promotion costs are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $6.8 million, $6.4 million, and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

does not require collateral. At December 31, 2004, two customers accounted for approximately 18% and 10% of gross accounts receivable.

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

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss) attributed to common stockholders, as reported	$(4,328)	$(30,841)	$4,309
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,467)	(1,178)	(1,326)
Pro forma net income (loss) attributed to common stockholders	$(7,795)	$(32,019)	$2,983
Basic and diluted income (loss) per share:
As reported	$(0.16)	$(1.12)	$0.16
Pro forma	$(0.28)	$(1.17)	$0.11

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

After the Company’s initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under this method:

	Year Ended December 31,
Assumptions	2005	2004	2003
Expected life (years)	5.0	5.0	4.8
Risk-free interest rate	4.25%	4.25%	4.50%
Dividend yield	0%	0%	0%
Volatility factor	41%	66%	76%

This option-valuation method requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated. For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense, on a straight-line basis, over the options’ vesting period. The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $5.77, $4.42, and $2.75, respectively. As of December 31, 2005, there were approximately 2,461,000 options exercisable with a weighted average remaining contractual life of approximately 6.4 years.

As of December 23, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of unvested stock options granted to employees of the Company outstanding as of December 31, 2005 that have an exercise price at or greater than $7.00 and which are scheduled to vest in the 24-month period following December 31, 2005. Options held by the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Board of Directors are excluded from the vesting acceleration. There are approximately 360,000 options to purchase the Company’s common stock that were accelerated. Options accelerated on behalf of the Company’s Executive Officers are as follows:

Officer	Title	Number of Accelerated Options	Weighted Average Exercise Price Per Share
Margot Lebenberg	Executive Vice President, Secretary and General Counsel	27,500	$7.56
Stephen Quattrociocchi	Executive Vice President	23,019	$7.35
Young J. Shin	Executive Vice President	10,000	$7.30

The decision to accelerate vesting of these “out-of-the-money” stock options was made primarily to minimize future compensation expense that the Company would otherwise have been required to recognize in its consolidated statements of operations pursuant to Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” which becomes effective as to the Company beginning in the first fiscal quarter of 2006. The Company believes that the aggregate future expense that will not be included in future consolidated statements of operations as a result of this acceleration of vesting is approximately $1.6 million.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123(R), only the pro forma disclosures of fair value were required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “TOPIC 14: Share-Based Payment” which addresses the interaction between SFAS 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SFAS 123(R) is effective for our first quarter of 2006 and the adoption of this new accounting pronouncement is expected to result in pre-tax stock-based compensation expense of between $0.3 million and $0.5 million in 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29” (“SFAS 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the U.S. and GAAP developed by the International Accounting Standards Board (“IASB”). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), that was issued in 1973. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset, or an equivalent interest in the same or similar productive asset, should be based on the recorded amount of the asset relinquished. The provisions of SFAS 153 were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there was no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are not expected to have a significant impact on the Company’s consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

2.	Other Assets

Other assets (current) consists of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred book costs	$297	$782
Deferred financing expenses	—	117
Loans to officers, current portion	168	190
Loan receivable	781	250
Other	61	208
	$1,307	$1,547

Other assets (non-current) consists of the following:

	December 31,
	2005	2004
	(in thousands)
Security deposits	$655	$701
Content and software development in progress	910	1,493
Loans to officers	457	1,062
Loan receivable	1,146	350
Other	—	8
	$3,168	$3,614

3.	Furniture, Fixtures, Equipment and Software Development

	December 31,
	2005	2004
	(in thousands)
Computer equipment	$7,019	$5,829
Furniture, fixtures and equipment	2,054	1,662
Computer and phone equipment under capital lease	3,258	2,902
Automobiles	—	22
Software and web site development — third party	4,648	2,540
Software and web site development — internally developed	10,374	8,128
Leasehold improvements	6,732	5,482
	34,085	26,565
Less accumulated depreciation and amortization, including $1,719 in 2005 and $1,182 in 2004 of accumulated depreciation for assets under capital leases	17,930	13,185
	$16,155	$13,380

4.	Investment in Affiliates

On June 25, 2004, the Company invested $625,000 and issued 63,562 shares of the Company’s common stock, with an approximate value of $500,000 at the time of issuance, and incurred approximately $162,000 of acquisition costs for an approximate 25% equity interest in Oasis Children’s Services, LLC (“Oasis”), a privately held company. Under the agreement, the Company guaranteed a minimum market value of the shares issued. Oasis sold all of the shares in the open market in December,

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

2005. The proceeds from the sale of the shares fell short of the guaranteed amount, requiring the Company to pay an additional $117,000 in cash.

Oasis works with schools, school systems and communities to operate summer and after-school programs. In conjunction with the investment, Oasis and the Company have agreed to, from time to time, jointly develop, market and sell summer programs for the K-12 market that combine recreational and enrichment programs and activities provided by Oasis with educational programs and activities provided by the Company. The Company accounts for its investment in Oasis using the equity method. This investment is carried as a corporate asset.

The Company has an ownership interest of approximately 20% in Student Monitor, LLC, a privately held company. At December 31, 2005 and 2004, as a result of recording its shares of losses, the Company’s investment in this company was recorded as $0.

At December 31, 2005 and 2004, the Company’s net investment in Tutor.com was recorded as $0, as a result of recording its share of Tutor.com losses. Pursuant to an agreement entered into on December 31, 2003, the Company terminated its strategic relationship with Tutor.com and sold preferred stock it held in Tutor.com for $300,000 in cash. As consideration for the termination of certain strategic agreements and the restructuring of certain rights, the Company received an additional $200,000 in cash and $500,000 in notes. The Company retains a common stock position in Tutor.com, representing approximately 2.5% of its outstanding equity, which was recorded as $0 as of December 31, 2005.

During 2001 and 2002, the Company invested $700,000 in SchoolNet, Inc.(“SchoolNet”), a privately held education technology solutions company. The Company currently owns approximately 5% of SchoolNet. The Company maintains a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of the Company’s Homeroom product called “Homeroom Inside.” As of December 31, 2005 and 2004, the value of the Company’s investment in SchoolNet was approximately $356,000, net of an impairment writedown of approximately $344,000 in 2002. This investment is carried in the K-12 Services Segment. The Company has also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of the Homeroom.com Web site.

5.	Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill which is no longer subject to amortization:

	December 31,
	2005	2004
	(in thousands)
Gross carrying amount	$33,065	$33,070
Less accumulated amortization	1,559	1,559
	$31,506	$31,511

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the change in the carrying amount of segment goodwill for the periods indicated:

	Test Preparation Services	K-12 Services	Admissions Services	Total
	(in thousands)
Balance as of January 1, 2004	$30,881	—	$8,699	$39,580
Net change from acquisitions	130	—	—	130
Impairments	—	—	(8,199)	(8,199)
Balance as of December 31, 2004	31,011	—	500	31,511
Other	(5)			(5)
Balance as of December 31, 2005	$31,006	—	$500	$31,506

As a result of the Company’s annual evaluation of the impairment of intangible assets, the Company recorded an $8.2 million charge for the impairment of goodwill related to the 2001 acquisition of Embark. This impairment resulted from the Admission Services division’s operating results in 2004, and while this division continues to operate and expects to generate future cash flows from the sale of its new marketing services, these future cash flows are still uncertain.

The following is a summary of other intangible assets:

	December 31, 2005			December 31, 2004
	(in thousands)
Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Franchise costs	$283	$239	$44	$283	$212	$71
Publishing rights	1,761	757	1,004	1,761	684	1,077
Capitalized K-12 content	12,867	4,617	8,250	7,732	3,180	4,552
Trademark / tradename	338	254	84	338	193	145
Non-compete agreements	1,244	1,198	46	1,244	1,067	177
Customer lists	2,700	1,147	1,553	2,700	878	1,822
Capitalized course costs	1,610	701	909	1,151	444	707
	$20,803	$8,913	11,890	$15,209	$6,658	8,551
Not Subject to Amortization
Territorial marketing rights			1,481			1,481
			$13,371			$10,032

(in thousands)
Aggregate amortization expense:
Actual:
2003	1,625
2004	2,152
2005	2,255
Estimate for fiscal year:
2006	3,191
2007	3,097
2008	2,997
2009	1,389
2010	342

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

6.	Line of Credit and Long-Term Debt

Line of Credit

On May 21, 2004, the Company entered into a credit agreement with Commerce Bank, N.A. for a three-year revolving credit facility with a maximum aggregate principal amount of $5.0 million. As of December 31, 2004, the effective interest rate was 3.9% and $2.0 million was outstanding. In February 2005, the Company repaid the entire outstanding balance and terminated the facility. The outstanding balance at the time of payment was $2.0 million. Additionally, the Company wrote off unamortized deferred financing costs of approximately $0.1 million.

Notes Payable

On March 2, 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of this acquisition with notes to the sellers totaling $3,625,000. This balance was comprised of two notes. The first promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. The second promissory note for $500,000 bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance. At December 31, 2005 and 2004, $2,500,000 and $3,625,000 was outstanding, respectively.

On July 11, 2003, the Company acquired 77% of Princeton Review of North Carolina, Inc with the balance acquired from the minority shareholders on November 13, 2003. The Company financed part of this acquisition with two notes to the sellers in the amount of $609,000 and $740,000, including imputed interest at 5% per year, which were outstanding as of December 31, 2005 and 2004. The notes are payable in annual installments, including interest, of approximately $121,000 per year in years 2006 through 2010 when the loans are due.

The annual maturities of notes payable as of December 31, 2005 are approximately as follows:

As of December 31,	Amount Maturing
(in thousands)
2006	$744
2007	750
2008	758
2009	765
2010	144
$3,161

Capital Lease Obligations

At December 31, 2005, the Company has leased approximately $3.3 million of computer and phone equipment under capital leases, all of which are included in fixed assets

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2005:

Year ending December 31,	(in thousands)
2006	$855
2007	390
2008	55
Total	1,300
Less: amounts representing interest (effective interest rate ranges from 6% to 11%)	(86)
Present value of minimum lease payments	1,214
Less: current portion of capital lease obligations	786
Long-term portion of capital lease obligations	$428

Total Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
	(in thousands)
Notes payable	$3,161	$6,365
Capital lease obligations	1,214	1,616
Auto loan	—	1
	4,375	7,982
Less current portion	1,530	3,769
	$2,845	$4,213

7.	Series B-1 Preferred Stock

On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5% (4.4% at December 31, 2005), subject to adjustment. Dividends are payable, at the Company’s option, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock to Fletcher, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. In accordance with the terms of the agreement with Fletcher, the conversion price was decreased to $9.9275 per share because effectiveness of the registration statement relating to the Fletcher shares was delayed until December 28, 2004.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

During 2005 and 2004, cash dividends in the amount of $534,200 and $373,600, respectively were paid to the Series B-1 Preferred stockholder.

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

The Company is required to keep separate advertising fund accounting records and to maintain the advertising funds collected from the franchisees in a separate bank account. Franchisee payments to the Company for the advertising fund are recorded in the Company’s revenue and advertising expenses of the advertising fund are recorded in the Company’s selling, general and administrative expenses.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Office and Classroom Leases

The Company has entered into various operating leases in excess of one year, primarily office and classroom site locations. Minimum rental commitments under these leases, including fixed escalation clauses, which are in excess of one year, as of December 31, 2005, are approximately as follows:

Years Ending December 31,	(in thousands)
2006	$5,137
2007	4,861
2008	4,364
2009	3,655
2010	3,066
Thereafter	7,418
$28,501

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $9.5 million, $8.6 million, and $7.7 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

Legal Matters

On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that the Company infringed a patent owned by CollegeNet related to the processing of on-line applications. CollegeNet never served the Company and no discovery was ever conducted. However, based on adverse rulings in other lawsuits concerning the same patent, CollegeNet dismissed the 2003 case without prejudice on January 9, 2004 against the Company. Thereafter, on August 2, 2005, the Federal Circuit Court of Appeals issued an opinion favorable to CollegeNet from its appeal from the adverse rulings. Then on August 3, 2005, CollegeNet filed suit again against the Company alleging an infringement of the same CollegeNet patent related to processing on-line applications. The Company was served on November 22, 2005 and filed its answer and counterclaim on January 13, 2006. CollegeNet seeks injunctive relief and unspecified monetary damages. Because this proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty. However, the Company believes that it has meritorious defenses to CollegeNet’s claims of infringement and intends to vigorously defend. In a related matter, the Company filed a request with the United Stated Patent and Trademark Office (“PTO”) for ex parte reexaminations of the CollegeNet No. 6,460,042 (‘042) patent on September 1, 2005 and the CollegeNet No. 6,910,045 (‘045) patent on December 12, 2005. The PTO granted the Company’s request and ordered reexamination of all claims of the CollegeNet ‘042 patent on October 31, 2005 and the CollegeNet ‘045 patent on January 27, 2006.

On August 29, 2005, Test Services, Inc. (“TSI”), a franchisee of the Company under ten separate franchise agreements, six of which expired on December 31, 2005, filed suit against the Company in the United States District Court for the District of Colorado. TSI alleged that the terms the Company offered for renewal of the franchise relationship did not comply with TSI’s contractual renewal rights. TSI sought declaratory relief and specific performance and unspecified damages as to the alleged breaches of the renewal provisions. TSI’s complaint also included claims that the Company had breached the existing franchise agreements with TSI in ways unrelated to the core renewal dispute. On November 29, 2005, the court granted the Company’s motion to dismiss all of TSI’s claims relating to the core renewal dispute. On December 31, 2005, the Company entered into a settlement in which: (1) TSI agreed to execute a new franchise agreement for each of its ten franchise territories with certain negotiated changes; (2) TSI paid the Company $1 million in cash; (3) the Company, TSI and TSI’s parent company agreed on certain terms regarding competitive activities by the parent company, a potential spin-off of TSI, and a Company option

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

to acquire TSI at a formula value in certain circumstances; TSI agreed to increase royalty payments to the Company from 8% to 9-1/2% (beginning January 1, 2006); and (4) all litigation was dismissed with prejudice and the parties exchanged releases as to all matters except amounts payable in the ordinary course of business under the superseded franchise agreements.

In addition to the foregoing, from time to time, the Company is involved in legal proceedings incidental to the conduct of the Company’s business, none of which is likely to have a material adverse effect on the Company.

Co-authorship Agreements

In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2005 and 2004, however there were approximately $30,000 in commitments as of December 31, 2003. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for advances and royalties were approximately $524,000, $585,000, and $528,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The expense related to co-author payments is accrued monthly. This expense is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

9.	Income Taxes

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current tax (provision) benefit:
U.S. Federal	$—	$—	$(112)
State	—	—	(67)
Foreign	—	—	—
	—	—	(179)
Deferred tax (provision) benefit:
U.S. Federal	—	(14,832)	(2,217)
State	—	(1,859)	(857)
Foreign	—	(16)	97
	—	(16,707)	(2,977)
Total (provision) benefit for income taxes	$—	$(16,707)	$(3,156)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,281	$20,764
Tax credit carryforwards	85	85
Allowance for doubtful accounts	663	522
Equity compensation	188	187
Capitalized inventory costs	168	46
Deferred rent	911	574
Unrealized losses	147	147
Accumulated amortization including write down of intangibles	621	1,368
Other	464	401
Total deferred tax assets	25,528	24,094
Deferred tax liabilities:
Software development costs	(1,133)	(1,155)
Accumulated depreciation	(743)	(807)
Total deferred tax liabilities	(1,876)	(1,962)
Net deferred tax before valuation allowance	23,652	22,132
Valuation allowance	(23,652)	(22,132)
	$—	$—

The net deferred income tax asset decreased from an asset of $16.7 million at December 31, 2003, to $0 at December 31, 2004 and 2005. The $16.7 million change in the net deferred tax balance is primarily attributable to the establishment of a valuation allowance on the net deferred tax asset. The net deferred tax asset at December 31, 2003 was included in the Company’s consolidated balance sheet as other current assets of approximately $852,000, and noncurrent deferred tax assets of approximately $15.8 million. As of December 31, 2005 the Company has a net operating loss carryforward totaling approximately $53.7 million which expires in the years 2021 through 2025, and other timing differences which will be available to offset regular taxable income during the carryforward period.

Deferred Tax Valuation Allowance

SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The cumulative pre-tax loss of $9.7 million incurred in the most recent three years represents sufficient negative evidence under the provisions of SFAS No. 109 for the Company to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance will offset assets associated with future tax deductions as well as carryforward items. Although management expects that these assets will ultimately be fully utilized, future performance cannot be assured.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2005, 2004 and 2003 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2005		2004		2003
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	$1,181	34%	$4,660	34%	$(2,537)	34%
Effect of permanent differences and other	15	0%	39	0%	(121)	1%
Effect of state taxes	324	9%	726	5%	(498)	7%
Valuation allowance	(1,520)	(43)%	(22,132)	(161)%	0	0%
	$—	0%	$(16,707)	(122)%	$(3,156)	42%

10.	Employee Benefits and Contracts

Retirement Plan

The Company has a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, which provides that eligible employees may make contributions subject to Internal Revenue Code limitations. Employees become eligible to participate in the Plan on the first day of the quarter following the beginning of their full-time employment, but company matching contributions do not begin until one year after full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company’s contributions to the Plan for the years ended December 31, 2005, 2004 and 2003 were $342,000, $230,000, and $200,000, respectively.

Stock Incentive Plan

On April 1, 2000, the Company adopted its 2000 Stock Incentive Plan (the “Stock Incentive Plan”) providing for the authorization and issuance of up to 2,538,000 shares of common stock, as adjusted. On various date, beginning in June 2000 and extending through December 2005, an additional 2,675,744 shares were authorized. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years. As of December 31, 2005, there were approximately 703,000 shares available for grant.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

A summary of the activity of the Stock Incentive Plan is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2002	2,413,362	$7.32
Granted at Market	429,236	$4.63
Forfeited	(170,330)	$7.79
Excercised	(124,205)	$4.69
Outstanding at December 31, 2003	2,548,063	$6.96
Granted at Market	1,098,473	$7.48
Forfeited	(167,107)	$7.60
Excercised	(120,926)	$6.19
Outstanding at December 31, 2004	3,358,503	$7.13
Granted at Market	224,900	$5.77
Forfeited	(282,503)	$7.57
Excercised	(2,406)	$4.96
Outstanding at December 31, 2005	3,298,494	$7.00
Exercisable at December 31, 2003	1,790,513	$6.84
Exercisable at December 31, 2004	2,134,059	$6.99
Exercisable at December 31, 2005	2,461,129	$7.02

Stock options outstanding at December 31, 2005 are summarized as follows:

Options Outstanding				Options Exercisable
Exercise Price	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$1.73–$2.29	99,904	4.25	$1.86	99,904	$1.86
$2.30–$7.31	1,100,715	8.04	$6.01	556,714	$5.51
$7.31–$7.39	984,467	4.25	$7.39	984,467	$7.39
$7.45–$8.30	900,414	7.22	$7.79	617,829	$7.82
$8.31–$11.00	212,994	5.43	$9.39	202,215	$9.44
	3,298,494	6.40	$7.00	2,461,129	$7.02

During 2001, the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded expense of approximately $98,000, and $151,000 for the years ended December 31, 2004 and 2003, respectively. Prior to 2005, these options were fully vested, therefore no expense was recorded in 2005.

11.	Related Parties

Publisher

Random House, Inc., a holder of 1,515,353 shares of the Company’s common stock at December 31, 2005, is also the publisher and distributor of substantially all of the Company’s books. For the years ended December 31, 2005, 2004 and 2003, the Company earned $3.3 million, $3.7 million and $3.6 million respectively, of book and publication income from Random House, Inc. Total receivables at December 31, 2005 and 2004 included $2.5 million and $2.8 million, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

Loans to Officers

As of December 31, 2005 the Company had a loan to one executive officer in the amount of $625,000, while in 2004 the Company had loans to two executive officers of approximately $1.3 million. No loans were made to executive officers after February 2002, although interest continues to accrue. Such amounts and accrued interest are included in “Other Current Assets” and “Other assets” at December 31, 2005 and December 31, 2004. Both loans are payable in four consecutive, equal annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and. These loans are secured by shares of the Company’s common stock owned by each of these individuals. At December 31, 2005, the loan was secured by 178,316 shares of the Company’s common stock. At December 31, 2004 the loans were secured by 299,066 shares of the Company’s common stock.

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

The pro forma effect of the purchase of the Princeton Review of North Carolina, Inc. is not presented in 2003 because its results are not significant.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2005
	(in thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total
Revenue	$87,310	$31,931	$11,252	$—	$130,493
Operating expenses (including depreciation and amortization)	$48,457	$19,143	$11,473	$6,071	$85,144
Segment operating income (loss)	10,708	(4,049)	(4,836)	(6,071)	(4,248)
Depreciation & amortization	1,853	2,853	1,725	1,251	7,682
Other	—	1,191	(39)	(24)	1,128
Segment EBITDA	$12,561	$(5)	$(3,150)	$(4,844)	$4,562
Total segment assets	$50,355	$26,870	$13,972	$14,174	$105,371
Segment goodwill	$31,006	$—	$500	$—	$31,506
Expenditures for long lived assets	$1,275	$8,268	$1,636	$3,142	$14,322

	Year Ended December 31, 2004
	(in thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total
Revenue	$74,744	$27,957	$11,084	$—	$113,785
Operating expenses (including depreciation and amortization)	$42,858	$17,526	$21,813	$4,383	$86,580
Segment operating income (loss)	8,301	(3,349)	(14,017)	(4,383)	(13,448)
Depreciation & amortization	1,804	2,161	1,898	1,139	7,002
Other	—	—	(67)	171	104
Segment EBITDA	$10,105	$(1,188)	$(12,186)	$(3,073)	$(6,342)
Total segment assets	$37,419	$21,867	$17,532	$30,823	$107,641
Segment goodwill	$31,011	$—	$500	$—	$31,511
Expenditures for long lived assets	$2,551	$3,385	$427	$2,639	$9,002

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2003
	(in thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total
Revenue	$71,719	$21,525	$11,218	$—	$104,462
Operating expenses (including depreciation and amortization)	$39,123	$13,986	$10,822	$1,703	$65,634
Segment operating income (loss)	11,787	(789)	(2,440)	(1,703)	6,855
Depreciation & amortization	1,522	1,594	1,760	1,161	6,037
Other	—	—	(32)	—	(32)
Segment EBITDA	$13,309	$805	$(712)	$(542)	$12,860
Total segment assets	$41,798	$20,189	$29,728	$29,982	$121,697
Segment goodwill	$30,881	$—	$8,699	$—	$39,580
Expenditures for long lived assets	$2,103	$2,644	$1,249	$1,493	$7,489

Reconciliation of operating income (loss) to net income (loss)

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Total income (loss) for reportable segments	$(4,248)	$(13,448)	$6,855
Unallocated amounts:
Interest expense, net	(354)	(693)	(607)
Other income	1,128	435	1,217
(Provision) benefit for income taxes	—	(16,707)	(3,156)
Net income (loss)	$(3,474)	$(30,413)	$4,309

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

14.	Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2005. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Revenue
Test Preparation Services	$22,885	$20,630	$26,748	$17,047	$18,830	$18,163	$24,185	$13,566
K-12 Services	7,919	7,122	5,281	11,609	6,283	7,697	2,752	11,225
Admissions Services	2,794	2,045	2,767	3,646	2,834	2,587	2,665	2,998
Total revenue	33,598	29,797	34,796	32,302	27,947	28,447	29,602	27,789
Cost of revenue
Test Preparation Services	7,037	6,452	8,007	6,648	5,820	5,313	7,316	5,135
K-12 Services	4,245	3,183	2,934	6,476	3,664	3,005	2,711	4,304
Admissions Services	861	1,080	1,283	1,391	596	557	1,161	1,071
Total cost of revenue	12,143	10,715	12,224	14,515	10,080	8,875	11,188	10,510
Gross profit	21,455	19,082	22,572	17,787	17,867	19,572	18,414	17,279
Operating expenses
Selling, general and administrative	21,265	19,460	21,910	22,509	19,003	18,600	19,161	21,617
Impairment of investment	—	—	—	—	0	0	—	8,199
Total operating expenses	21,265	19,460	21,910	22,509	19,003	18,600	19,161	29,816
Income (loss) from operations	190	(378)	662	(4,722)	(1,136)	972	(747)	(12,537)
Net income (loss) attributed to common shareholders	$(340)	$(668)	$1,265	$(4,585)	$(706)	$438	$(618)	$(29,955)
Basic income (loss) per share (1)	$(0.01)	$(0.02)	$0.05	$(0.17)	$(0.03)	$0.02	$(0.02)	$(1.09)
Diluted income (loss) per share	$(0.01)	$(0.02)	$0.04	$(0.17)	$(0.03)	$0.02	$(0.02)	$(1.09)
Weighted average shares used in computing net income (loss) per share
Basic	27,570	27,570	27,571	27,570	27,391	27,430	27,497	27,559
Diluted	27,570	27,570	28,733	27,570	27,391	28,014	27,497	27,559

(1)	The sum of quarterly earnings (loss) per share does not equal the annual loss per share due to changes in average shares outstanding.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)

15.	Earnings (Loss) Per Share

The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Weighted Average common shares outstanding
Basic	27,570	27,468	27,306
Net effect of dilutive stock options-based on the treasury stock method	—	—	152
Other	—	—	9
Diluted	27,570	27,468	27,467

For the year ended December 31, 2005 and 2004, the following were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Year Ended December 31,
	2005	2004
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	132	230
Net effect of convertible preferred stock-based on the if converted method	1,007	578
Other	9	9
	1,148	817

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2005	$1,290	$1,328	$(1,017)	$1,601
Year Ended December 31, 2004	$302	$1,521	$(533)	$1,290
Year Ended December 31, 2003	$527	$380	$(605)	$302
Valuation allowance for deferred tax assets
Year Ended December 31, 2005	$22,132	$1,520	—	$23,652
Year Ended December 31, 2004	—	$22,132	—	$22,132
Year Ended December 31, 2003	—	—	—	—

(1)	Consists primarily of amounts written off during the period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2005. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and included a review of the controls’ objectives, design and operating effectiveness with respect to the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

Based upon the evaluation of our Disclosure Controls, our CEO and CFO concluded that the Company’s Disclosure Controls were effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

As described in Item 9A of the Company’s Form 10-K/A, dated May 2, 2005, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified three material weaknesses in internal control over financial reporting as of December 31, 2004. These material weaknesses were identified in the areas of capitalized software development costs, the financial statement close process and revenue recognition. During the period covered by this report, including the most recent quarter, the Company continued its remediation efforts which included the following:

•	reorganized the accounting and finance department, with the focus on simplifying our business workflow processes;

•	hired more qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department;

•	established written policies and procedures along with control matrices to ensure that account reconciliation and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner; and

•	established programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures through the Company.

As a result of these efforts, the previously identified material weaknesses in internal control over financial reporting have been remediated as of December 31, 2005. We are continuing to actively assess and evaluate our most critical business and accounting processing to identify further enhancements and improvement opportunities.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Princeton Review, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Princeton Review, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of The Princeton Review, Inc. and Subsidiaries and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
March 13, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

The following table sets forth information with respect to our executive officers as of March 10, 2006.

Name	Age	Position
John S. Katzman	46	Chairman and Chief Executive Officer
Mark Chernis	39	President, Chief Operating Officer
Andrew Bonanni	40	Chief Financial Officer and Treasurer
Kevin A. Howell	47	Executive Vice President, General Manager K-12 Services Division
Margot Lebenberg	38	Executive Vice President, General Counsel and Secretary
Stephen Quattrociocchi	43	Executive Vice President, Test Preparation Services Division
Young J. Shin	39	Executive Vice President, General Manager Admissions Services Division

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

Andrew J. Bonanni, Chief Financial Officer and Treasurer joined us in September 2005. From 2002 to 2005, he served as Senior Vice President & Chief Financial Officer of Bowne Business Solutions where he was responsible for overseeing all financial and IT management functions and presided over several key acquisitions and strategic joint ventures. From 2001 to 2002, Mr. Bonanni was Managing Vice President, Worldwide Business Planning & Corporate Reporting for Gartner, Inc. He began his career in 1992 with Xerox, where he held a series of finance and strategy positions with increasing responsibilities. Mr. Bonanni received a B.S. in Finance and Marketing from Le Moyne College and a M.B.A. in Accounting from Rochester Institute of Technology.

Kevin A. Howell, Executive Vice President, General Manager K-12 Services Division, joined us in October 2005. From 2001 to 2005, Mr. Howell was with the National Education Association’s (NEA) Portal Company, where he served as interim CEO for a subsidiary providing online training for K-12 educators. From 1995 to 2000, Mr. Howell worked for McGraw Hill, rising to the position of Senior Vice President, Technology and New Media. He began his career with Digital Equipment Corporation, where he held various managerial positions of increasing responsibility. He received a B.A. in Economics from Vassar College.

Margot Lebenberg, Executive Vice President, General Counsel and Secretary, joined us in June 2004. From 2003 to 2004, Ms. Lebenberg served as the Executive Vice President and General Counsel and Secretary for SoundView Technology Group, Inc., a research driven securities firm, through its sale to Charles Schwab. From 2001 to 2003, she served as Vice President and Assistant General Counsel of Cantor Fitzgerald, a leading financial services provider, and its subsidiary eSpeed, Inc., a leader in developing and deploying electronic trading. From 1996 to 2000, she served as Senior Vice President, General Counsel and Secretary of SOURCECORP, Incorporated (formerly known as F.Y.I. Incorporated), a business process outsourcing and consulting firm, in Dallas, Texas. Ms. Lebenberg began her career at Morgan, Lewis & Bockius LLP in New York and founded and served as President of Living Mountain Capital LLC, a business advisory consulting firm specializing in corporate development, strategic alliances and restructurings. Ms. Lebenberg received her JD from Fordham University School of Law and her BA from SUNY Binghamton.

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

Young J. Shin, Executive Vice President, General Manager Admissions Services Division, joined us in February 2003. From October 2002 to February 2003, Mr. Shin served as the Chief Executive Officer of eduAdvisors, LLC, an education marketing company. In 1995, Mr. Shin co-founded Embark.com, Inc., a provider of online college and graduate school information and application services, the assets of which we acquired in October 2001. Mr. Shin served as Embark’s Chairman of the Board from 1995 until February 2003, as Embark’s Chief Technology Officer from 2000 to 2001 and its President and Chief Executive Officer from 1995 to 2000. From 1991 to 1994, Mr. Shin was a Technical Specialist and Consulting Practice Manager at Seer Technologies, Inc. a computer aided software company. Mr. Shin received a BS from Massachusetts Institute of Technology and a BS from Massachusetts Institute of Technology’s Sloan School of Management.

The information required by this Item 10, other than information with respect to our executive officers, which is contained above, is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, scheduled to be held on June 15, 2006.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, scheduled to be held on June 15, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, scheduled to be held on June 15, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, scheduled to be held on June 15, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of stockholders, scheduled to be held on June 15, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

1.  Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 40 of this Annual Report on Form 10-K.

2.  Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 40 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

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

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Form S-1).
3.2	—	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3.1 to our Form S-1).
4.1	—	Form of Specimen Common Stock Certificate (1).
4.2	—
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

10.16	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis (incorporated by reference to Exhibit 10.2 to our 2002 First Quarter Form 10-Q).
10.17	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Steve Quattrociocchi (incorporated by reference to Exhibit 10.3 to our 2002 First Quarter Form 10-Q).

Exhibit Number		Description
10.18	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Bruce Task (incorporated by reference to Exhibit 10.4 to our 2002 First Quarter Form 10-Q).
10.19	—
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

10.36	—
Amendment to Employment Agreement, dated September 12, 2005, between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2006).

10.37	—
Employment Agreement, dated September 9, 2005, between The Princeton Review, Inc. and Andrew Bonanni (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2006).

10.38	—	Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co.
21.1	—	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2004)
23.1	—	Consent of Ernst & Young LLP.
24.1	—	Powers of Attorney (included on the signature pages hereto).
31.1	—	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

THE PRINCETON REVIEW, INC.
By: /s/ ANDREW J. BONANNI
Andrew J. Bonanni Chief Financial Officer and Treasurer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of John S. Katzman, Mark Chernis and Andrew Bonanni, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN S. KATZMAN (John S. Katzman)	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ ANDREW J. BONANNI (Andrew J. Bonanni)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ROBERT E. EVANSON (Robert E. Evanson)	Director	March 16, 2006

/s/ RICHARD KATZMAN (Richard Katzman)	Director	March 16, 2006

/s/ JOHN C. REID (John C. Reid)	Director	March 16, 2006

/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	March 16, 2006

/s/ SHEREE T. SPEAKMAN (Sheree T. Speakman)	Director	March 16, 2006

/s/ HOWARD A. TULLMAN (Howard A. Tullman)	Director	March 16, 2006