Form 10-Q
period 2006-03-31
PRINCETON REVIEW INC
filed 2006-05-10
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______________to______________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The Company had 27,574,512 shares of $0.01 par value common stock outstanding at May 8, 2006.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(in thousands, except share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,143	$8,002
Accounts receivable, net of allowance of $2,126 in 2006 and $1,601 in 2005	24,518	22,493
Accounts receivable-related parties	542	1,591
Other receivables ($697 in 2006 and $789 in 2005 from related parties)	728	813
Inventories	2,828	2,798
Prepaid expenses	2,467	2,229
Other current assets	1,310	1,307

Total current assets	35,536	39,233
Furniture, fixtures, equipment and software development, net	16,074	16,155
Goodwill, net	31,506	31,506
Investment in affiliates	1,873	1,938
Other intangibles, net	13,717	13,371
Other assets	3,753	3,168

Total assets	$102,459	$105,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,931	$10,449
Accrued expenses	9,634	10,826
Current maturities of long-term debt	1,469	1,530
Deferred income	18,438	16,548

Total current liabilities	38,472	39,353
Deferred rent	2,408	2,327
Long-term debt	2,681	2,845
Series B-1 Preferred stock, $.01 par value; 10,000 authorized, issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation value of $11,018)	10,000	10,000
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,572,172 issued and outstanding at March 31, 2006 and December 31, 2005	276	276
Additional paid-in capital	116,449	116,279
Accumulated deficit	(67,555)	(65,430)
Accumulated other comprehensive (loss)	(272)	(279)

Total stockholders’ equity	48,898	50,846

Total liabilities and stockholders’ equity	$102,459	$105,371

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2006	2005

	(in thousands, except per share data)
Revenue
Test Preparation Services	$25,033	$22,885
K-12 Services	6,873	7,919
Admissions Services	3,174	2,794

Total revenue	35,080	33,598
Cost of revenue
Test Preparation Services	7,845	7,037
K-12 Services	4,726	4,023
Admissions Services	1,290	773

Total cost of revenue	13,861	11,833

Gross profit	21,219	21,765
Operating expenses	23,089	21,575

Income (loss) from operations	(1,870)	190
Interest expense	(31)	(309)
Equity in the income (loss) of affiliates	(67)	(67)
Other income	—	41

Loss before provision for income taxes	(1,968)	(145)
(Provision) benefit for income taxes	—	—

Net loss	(1,968)	(145)
Dividends and accretion on Series B-1 Preferred Stock	(157)	(195)

Net loss attributed to common stockholders	$(2,125)	$(340)

Net loss per share - basic and diluted	$(0.08)	$(0.01)

Weighted average shares used in computing net loss per share	27,572	27,570

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,968)	$(145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	451	400
Amortization	1,661	1,336
Bad debt expense	762	165
Write-off of inventory	166
Stock based compensation	170	—
Other, net	101	(185)
Net change in operating assets and liabilities:
Accounts receivable	(1,654)	(2,202)
Inventory	(196)	131
Prepaid expenses	(238)	342
Deferred book and software development costs	(846)	515
Other assets	(74)	326
Accounts payable and accrued expenses	(2,711)	(659)
Deferred income	1,890	(3,145)

Net cash used by operating activities	(2,486)	(3,121)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software development	(1,366)	(1,931)
Payment of related party loan	133	—
Note receivable	250	250
Additions to capitalized K-12 content, capitalized course costs	(1,010)	(587)

Net cash used in investing activities	(1,993)	(2,268)

Cash flows from financing activities:
Proceeds (payments) from revolving credit facility	—	(2,000)
Capital lease payments	(223)	(168)
Dividends on Series B-1 Preferred Stock	(157)	(125)
Proceeds from exercise of options	—	7

Net cash used in financing activities	(380)	(2,286)

Net decrease in cash and cash equivalents	(4,859)	(7,675)
Cash and cash equivalents, beginning of period	8,002	19,197

Cash and cash equivalents, end of period	$3,143	$11,522

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

          These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

          The following table summarizes the Company’s revenue and cost of revenue for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Revenue
Services	$31,158	$30,186
Products	1,837	1,708
Other	2,085	1,704

Total Revenue	$35,080	$33,598

Cost of Revenue
Services	$12,080	$10,861
Products	1,646	793
Other	135	179

Total Cost of Revenue	$13,861	$11,833

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

Stock-Based Compensation

          Prior to January 1, 2006, the Company accounted for the issuance of stock options under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under that transition method, compensation cost recognized in the quarter ended

March 31, 2006 includes: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results of prior periods have not been restated.

          As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three months ended March 31, 2006, is $170,000 lower than if it had continued to account for share-based compensation under Opinion 25.  Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.08, if the company had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.08.

          Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Because of the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no tax benefits have been recorded.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123(R) to options granted under the Company’s stock option plan for the three months ended March 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options vesting periods.

Three Months Ended March 31, 2005

(In thousands, except per share amounts)
Net loss attributed to common stockholders, as reported	$(340)
Total stock-based employee compensation expense detemined under fair-value based method for all award, net of related tax effects	(513)

Pro forma net loss attributed to common stockholders	$(853)

Net loss per share:
Basic and diluted, as reported	$(0.01)

Basic and diluted, pro forma	$(0.03)

Adoption of New Accounting Pronouncements

          In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and does not have a significant impact on the Company’s consolidated financial statements.

Other recently issued accounting pronouncements include the following:

•	Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period ” (October 2005);

•	FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (November 2005);

•	FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (November 2005); and,

•	FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (February 2006).

The Company does not expect these pronouncements to have a significant impact on its consolidated financial statements.

Use of Estimates

          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, amortization lives assigned to intangible assets and money back guarantees. Actual results could differ from those estimated.

Reclassifications

          Certain balances have been reclassified to conform to the current quarter’s presentation.

2. Stock-Based Compensation

          As of March 31, 2006, the Company has a stock-based compensation plan more fully described below.  The compensation cost charged against income for this plan was $170,000 for the three months ended March 31, 2006.  Due to the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no income tax benefit has been recognized in the statement of operations for this share-based compensation arrangement.

          The Company’s 2000 Stock Incentive Plan (as amended and restated on March 24, 2003) (“the Plan”), which is shareholder-approved, initially permitted grants of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants for up to 2,538,000 shares of common stock, as adjusted.  On various dates, beginning in June 2000 through March 2006, an additional 2,675,744 shares were authorized.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  Options granted under the Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Plan generally vest quarterly over two to four years. As of March 31, 2006, there were approximately 1,012,700 shares available for grant.

          The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses assumptions noted in the following table.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and forfeiture within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding,  The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,

	2006	2005

Assumptions
Expected volatility	44%	59%
Expected dividends	0%	0%
Expected term (in years)	5.0	5.0
Risk-free rate	5.00%	4.25%

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	3,298,494	$7.00
Granted	10,500	$5.18
Forfeited	(47,774)	$7.41
Exercised	—	$0.00

Outstanding at March 31 2006	3,261,220	$6.99	6.06	$1,055

Exercisable at March 31, 2006	2,134,059	$6.99	4.53	$870

The weighted average fair value of options granted during the three months ended March 31, 2006 was $3.89. No options were exercised during the three months ended March 31, 2006.

A summary of the status of the Company’s nonvested options as of March 31, 2006 and changes during the period ended March 31, 2006, is presented below:

Nonvested Options	Options	Weighted- Average Grant-Date Fair Value

Nonvested at January 1, 2006	484,449	$3.09
Granted	10,500	$5.18
Vested	(41,165)	$2.95
Forfeited	(12,565)	$4.47

Nonvested at March 31, 2006	441,219	$3.17

As of March 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 4.0 years.  The total fair value of shares vested during the three months ended March 31, 2006 was $170,000 respectively.

3. Line of Credit

          In February 2005, the Company repaid the entire outstanding balance and terminated the three-year revolving credit facility the Company had entered into in May of 2004 with Commerce Bank, N.A.  The outstanding balance at the time of payment was $2.0 million.  Additionally, the Company wrote-off unamortized deferred financing costs of approximately $0.1 million.

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

          For the three months ended March 31, 2006, dividends of approximately $157,000 were paid to the Series B-1 Preferred Stockholder.  For the three months ended March 31, 2005, dividends of approximately $125,000 were paid to the Series B-1 Preferred Stockholder.

          See Footnote 8, Subsequent Events, Notice of Partial Redemption of Preferred Stock.

5.  Segment Information

          The Company’s operations are aggregated into four reportable segments.  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

          The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services, which prior to January 1, 2006 were almost fully allocated out to the divisions on a broadly defined consumption basis.  Beginning January 1, 2006, the Company refined its allocation methodology, which resulted in lower allocations to the divisions and more retained in unallocated Corporate costs. In addition, the Company reclassified certain commissions from cost of revenue to operating expenses.  The prior period has been restated to reflect these changes.  The impact of these changes was an increase in segment operating income of $1.6 million for Test Preparations Services, $926,000 for K-12 Services and $348,000 for Admissions Services for the three months ended March 31, 2005.  The Corporate segment operating loss increased by $2.9 million for the three months ended March 31, 2005.

          The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling.  Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work.  The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions, counseling services and from selling advertising and sponsorships. Additionally, each division earns royalties and other fees from sales of its books published by Random House.

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

	Three Months Ended March 31, 2006

	(In thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$25,033	$6,873	$3,174	$—	$35,080

Operating expenses (including depreciation and amortization)	$12,454	$4,121	$2,250	$4,264	$23,089

Segment operating income (loss)	4,733	(1,974)	(365)	(4,264)	(1,870)
Depreciation & amortization	504	812	486	310	2,112
Other	—	—	—	(67)	(67)

Segment EBITDA	$5,237	$(1,162)	$121	$(4,021)	$175

Total segment assets	$55,045	$24,506	$8,183	$14,725	$102,459

Segment goodwill	$31,006	$—	$500	$—	$31,506

Expenditures for long lived assets	$355	$1,061	$225	$801	$2,442

	Three Months Ended March 31, 2005

	(In thousands)
	Test Preparation Services	K-12 Services	Admissions Services	Corporate	Total

Revenue	$22,885	$7,919	$2,794	$—	$33,598

Operating expenses (including depreciation and amortization)	$9,785	$4,651	$2,827	$4,311	$21,574

Segment operating income (loss)	6,062	(754)	(807)	(4,311)	190
Depreciation & amortization	468	585	388	295	1,736
Other	—	—	—	(67)	(67)

Segment EBITDA	$6,530	$(169)	$(419)	$(4,083)	$1,859

Total segment assets	$45,370	$22,772	$15,413	$17,839	$101,394

Segment goodwill	$31,011	$—	$500	$—	$31,511

Expenditures for long lived assets	$43	$3,426	$436	$529	$4,434

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Segment operating income (loss)	$(1,870)	$190
Unallocated amounts:
Interest expense, net	(31)	(309)
Other income	—	41
Equity in loss of affiliate	(67)	(67)

Net income (loss)	$(1,968)	$(145)

6. Earnings (Loss) Per Share

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

          For the three months ended March 31, 2006 and 2005, 27,572,172 and 27,569,764 common stock shares were used in the computations of net loss per share, respectively.  Excluded from the computation of diluted net loss per common share because of their antidilutive effect were 1,839,385 shares of common stock issuable upon conversion of Series B-1 Preferred Stock and 160,722 stock options for the three months ended March 31, 2006 and 1,007,303 shares of common stock issuable upon conversion of Series B-1 Preferred Stock and 112,578 stock options for the three months ended March 31, 2005.

7. Comprehensive Income (Loss)

          The components of comprehensive income (loss) for the three-months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,

	2006	2005

	(in thousands)
Net income (loss) attributable to common stockholders	$(2,125)	$(340)
Foreign currency translation adjustment	7	(5)

Total comprehensive income (loss)	$(2,118)	$(345)

8. Subsequent Events

Credit Agreement

          On April 10, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, Princeton Review Operations, L.L.C., a wholly owned subsidiary of the Company (“Operations”), Golub Capital CP Funding, LLC and such other lenders who become signatory from time to time, and Golub Capital Incorporated (“Golub”), as Administrative Agent.

          The Credit Agreement provides for a revolving credit facility with a term of five years and a maximum aggregate principal amount of $6.0 million, of which $5.0 million was drawn down on the date of closing (the “Credit Facility”). Operations is a guarantor of the Company’s obligations under the Credit Agreement. As of the date of execution, Golub Capital CP Funding is the only lender party to the Credit Agreement.

          Outstanding amounts under the Credit Facility bear interest at rates based on either (A) 350 basis points over the London Interbank Offered Rate (“LIBOR”) or (B) 145 basis points over the greater of the prime rate and the Federal Funds Rate plus 50 basis points, at the election of the Company.

          The Company’s borrowings under the Credit Facility are secured by a first priority lien on all of the Company’s and Operations’ assets. In addition, the Company pledged all of its equity interests in its subsidiaries, and all other equity investments held by the Company to Golub as security for the Credit Facility.

          The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limits on the Company’s ability to make investments and incur indebtedness and liens, maintenance of a minimum level of EBITDA of the Company’s Test Preparation Services Division, and maintenance of a minimum net worth. The Credit Agreement contains customary events of default for facilities of this type (with customary grace periods and materiality thresholds, as applicable) and provides that, upon the occurrence and continuation of an event of default, the interest rate on all outstanding obligations will be increased and payment of all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.

Notice of Partial Redemption of Preferred Stock

          On May 1, 2006 the Company received a notice from Fletcher pursuant to which Fletcher elected to redeem 2,000 shares of the Company’s Series B-1 Preferred Stock. In accordance with the terms and conditions of the Agreement, dated as of May 28, 2004, pursuant to which the Company issued the Series B-1 Preferred Stock to Fletcher, the Company elected to redeem such shares in cash, rather than common stock.

          On May 3, 2006, the Company received a second notice from Fletcher pursuant to which Fletcher elected to redeem an additional 2,000 shares of Series B-1 Preferred Stock. The Company’s election to redeem the initial 2,000 shares in cash also applies to the additional 2,000 shares to be redeemed by Fletcher.

          These redemptions must be consummated within 30 days of Fletcher’s notice to the Company. The Company is currently in discussions to secure financing for these redemptions, the total amount of which is expected to be approximately $4.2 million.

Restructuring

          In April 2006, the Company announced and commenced implementation of a restructuring program.  The planned actions include among other things, streamlining its software development groups and reducing staff in some administrative functions to better align its cost structure with revenue and growth expectations.  Restructuring costs are expected to be between $750,000 to $900,000, and consist primarily of severance-related payments for all employees terminated in connection with the restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements.  Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

           The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing Supplemental Educational Services (“SES”) programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and accounted for approximately 71.0% of our overall revenue in the first quarter of 2006.

          The Test Preparation Services division’s revenue increased 9.4% from 2005 levels.  During the first quarter of 2006, the fastest growing areas for this division continue to be its SES courses, sales of which have increased in response to the increased emphasis on state assessments, and institutional sales, which are partially attributed to the new SAT test introduced in 2005.  Tutoring grew modestly, and course revenue was negatively affected by the fact that the March SAT course ran entirely in Q1 and many more students chose Early Start MCAT courses that started in the fourth quarter of 2005.

          The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development, intervention materials (workbooks and related products) and face-to-face instruction. As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division continues to see growing demand by the public school market for its products as evidenced by the number of contracts and the size of the sales pipeline.

           The K-12 Services division experienced a revenue decrease of 13.2%, as compared to 2005 levels. During the first quarter of 2006, K-12 Services revenue decreased primarily due to the New York City Department of Education’s (NYCIA) decision not to administer tests during the first quarter of 2006.   Additionally, during 2005 revenue from SES courses was recognized in this division, whereas in 2006 SES revenue began to be recognized by the Test Preparation Services division.    Overall assessment services revenue increased despite the lack of NYCIA testing because of new and  smaller contracts with other school districts. Primarily due to changes in product mix, and new contract development costs, gross margins in this division declined from 49.2% in 2005 to 31.2% in 2006.

          Our Admissions Services division currently derives most of its revenue from the sale of web-based admissions and application management products and marketing services to educational institutions.  Additionally, this division has seen growth in revenue from its counseling services business. During the first quarter, revenue from high school counseling contracts entered into in the third quarter of 2005 is primarily responsible for the 13.0% increase in this division’s revenue over 2005 levels.

          In the first quarter of 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The effect of our adoption of Statement of Financial Accounting Standards No. 123(R) on our financial statements is described in Notes 1 and 2 to the condensed consolidated financial statements.

          In April 2006, we announced and commenced implementation of a restructuring program. The planned actions include, among other things, streamlining our software development groups and reducing staff in some administrative functions to better align our cost structure with revenue and growth expectations. Restructuring costs are expected to be between $750,000 to $900,000 and consist primarily of severance-related payments for all employees terminated in connection with the restructuring.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

Revenue

          For the three months ended March 31, 2006 total revenue increased by $1.5 million, or 4.4%, from $33.6 million in 2005 to $35.1 million in 2006.

          Test Preparation Services revenue increased by $2.1 million, or 9.4%, from $22.9 million in 2005 to $25.0 million in 2006. This increase is driven primarily by an increase of approximately $1.0 million in SES (after adjusting for the reclassification of SES revenue from K-12 Services to Test Preparation Services), reflecting successful enrollment efforts in the cities where we were selected to be an after-school provider, as well as increases in institutional and tutoring revenue of $865,000.  These increases were partially offset by a decrease of $1.1 million in retail classroom revenue.

          K-12 Services revenue decreased by $1.0 million, or 13.2%, from $7.9 million in 2005 to $6.9 million in 2006.  This decrease is primarily the result of  a decrease in intervention materials sales of $338,000 and a decrease in SES course revenue (which is now recognized in the Test Preparation Services division) of $1.0 million.  These decreases were partially offset by a net increase in revenue from assessment services of $330,000 despite the loss of $1.2 million in assessment fees from NYCIA.

          Admissions Services revenue increased by $380,000, or 13.6%, from $2.8 million in 2005 to $3.2 million in 2006. This increase was driven primarily by an increase of $480,000 in counseling revenue.

Cost of Revenue

          For the three months ended March 31, 2006 total cost of revenue increased by $2.0 million, or 17.1%, from $11.8 million in 2005 to $13.9 million in 2006.

          Test Preparation Services cost of revenue increased by $808,000, or 11.5%, from $7.0 million in 2005 to $7.8 million in 2006. This increase is attributed to cost of goods associated with the revenue increase of $2.1 million (primarily SES related). Gross margin declined slightly from 69.1% to 68.7% due to lower retail revenue year-over-year.

          K-12 Services cost of revenue increased by $703,000, or 17.5%, from $4.0 million in 2005 to $4.7 million in 2006. This increase is primarily related to an increase in content development and customer support costs of approximately $1.0 million which was partially offset by lower teacher costs for after school courses. Gross margin declined from 49.2% to 31.2% primarily due to additional amortization expense for K-12 content, loss of high margin workbook revenue, and additional startup and customer support costs for contracts entered into in 2005.

          Although margins are down in the first quarter, management believes they will improve over the balance of the year.

          Admissions Services cost of revenue increased by $517,000, or 6.9%, from $773,000 in 2005 to $1.3 million in 2006. This increase is primarily driven by an increase of $201,000 related to counseling labor and related costs, 2005 reclassification of technology operations and counseling costs and additional customer support costs to administer the marketing services product lines.  Gross margin declined from 72.3% to 59.3%. This decrease is primarily related to the additional expense in support of the counseling services contracts entered into during the third quarter of 2005.

Operating Expenses

          For the three months ended March 31, 2006 operating expenses, increased by $1.5 million, or 7.0%, from $21.6 million in 2005 to $23.1 million in 2006:

•

Test Preparation Services increased by $2.6 million, or 28.3%, from $9.3 million in 2005 to $11.9 million in 2006. Significant drivers relate to SES support costs, which were higher by $1.1 million. In addition, legal and recruitment expense was higher by approximately $200,000 and bad debt increased by approximately $400,000.

•

Admissions Services decreased by $676,000, or 27.7%, from $2.4 million in 2005 to $1.8 million in 2006. This reduction is driven by the reclassification of technology operations and counseling costs to cost of revenues (from operating expenses in 2005) totaling approximately $700,000. These were partially offset by a $200,000 increase in bad debt expense and $100,000 increase in corporate allocations and decrease in rent and travel related costs at approximately $200,000.

•

K-12 Services decreased by $558,000, or 12.8%, from $4.4 million in 2005 to $3.8 million in 2006.This decrease is driven by lower salaries of approximately $300,000 and approximately $200,000 in additional reclassifications to cost of revenue (due to higher labor utilization).

•

Corporate Services decreased by $100,000 or 1.5%, from $4.0 million in 2005 to $3.9 million in 2006. This decrease relates to a decrease of approximately $700,000 in professional services, offset by increased salaries of $500,000.

Income Taxes

           The estimated effective tax rate used in 2006 and 2005 would have been approximately 40%.  During the first quarter we continued to record a valuation allowance against the increase in our deferred tax asset.  When we achieve profitability, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.

Liquidity and Capital Resources

          Our primary sources of liquidity are cash and cash equivalents on hand and collections from customers. At March 31, 2006, we had $3.1 million of cash and cash equivalents compared to $8.0 million at December 31, 2005. The $4.9 million decrease in cash from the December 31, 2005 balance is primarily attributed to the net change in operating assets and liabilities of $3.8 million, expenditures related to investing activities of $2.0 million (primarily $1.4 million in fixed assets and software development and $1.0 million in capitalized content) and $380,000 from financing activities.

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

          Cash provided by operating activities is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first three months of 2006, cash used by operating activities was $2.5 million, consisting primarily of increases in accounts receivable of $1.7 million, $1.9 million in deferred income and $762,000 in bad debt reserve, offset by a reduction of $2.7 million in accounts payable and accrued expenses and $2.1 million of depreciation and amortization. During the first three months of 2005, cash used by operating activities was $3.1 million, consisting primarily of increases in accounts receivable of $2.2 million and a $3.1 million decrease in deferred income, offset by $1.7 million in depreciation and amortization.

          During the first three months of 2006, we used $2.0 million in cash for investing activities as compared to $2.3 million used during the comparable period in 2005, with investments in furniture, fixtures, equipment, software and content making up most of those balances in both years.

          Financing cash flows consist primarily of transactions related to our debt and equity structure.  We used approximately $380,000 in the first three months of 2006 compared to a net usage of $2.3 million during the comparable period in 2005.  During the first quarter of 2005, we repaid approximately $2.0 million of the indebtedness we had borrowed under a bank credit facility.

          On April 10, 2006, we secured a $6 million revolving line of credit to support our working capital requirements. This credit line, combined with our current cash balances and operating cash flow will be sufficient to cover our normal operating requirements for the next 12 months as we implement a number of restructuring initiatives designed to significantly improve operating cash flow.  For a description of our line of credit, see Note 8 to our condensed consolidated financial statements included in this Form 10-Q. We are also considering increasing our borrowing capacity by another $5 million to $10 million to provide additional flexibility as we continue to implement our restructuring initiatives.

          On May 1, 2006 we received a notice from Fletcher pursuant to which Fletcher elected to redeem 2,000 shares of our Series B-1 Preferred Stock. In accordance with the terms and conditions of the Agreement, dated as of May 28, 2004, pursuant to which we issued the Series B-1 Preferred Stock to Fletcher, we elected to redeem such shares in cash, rather than common stock. On May 3, 2006, we received a second notice from Fletcher pursuant to which Fletcher elected to redeem an additional 2,000 shares of Series B-1 Preferred Stock. Our election to redeem the initial 2,000 shares in cash also applies to the additional 2,000 shares to be redeemed by Fletcher.

          These redemptions must be consummated within 30 day’s of Fletcher’s notice to us. We are currently in discussions to secure financing for these redemptions, the total amount of which is anticipated to be $4.2 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          Included in our cash and cash equivalents are short-term money market funds.  The fair value of these money market funds would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio.  Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR.  During the three months ended March 31, 2006, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $157,000 at the rate of 6.3%.  A 100 basis point increase in the dividend rate would have resulted in a $25,000 increase in dividends paid during this period.  Borrowings under our credit facility, entered into on April 10, 2006, bear interest at rates based on either 350 basis points over the LIBOR rate or 145 basis points over the greater of the prime rate and the Federal Funds Rate, plus 50 basis points, at our election.  We do not currently hold or issue derivative financial instruments.

          Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue.  Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

          We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2006. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and included a review of the controls’ objectives, design and operating effectiveness with respect to the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

          Based upon the evaluation of our Disclosure Controls, our CEO and CFO concluded that the Company’s Disclosure Controls were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that The Princeton Review infringed a patent owned by CollegeNet related to the processing of on-line applications.  CollegeNet never served The Princeton Review and no discovery was ever conducted.  However, based on adverse rulings in other lawsuits concerning the same patent, CollegeNet dismissed the 2003 case without prejudice on January 9, 2004 against The Princeton Review.  Thereafter, on August 2, 2005, the Federal Circuit Court of Appeals issued an opinion favorable to CollegeNet from its appeal from the adverse rulings.  Then on August 3, 2005, CollegeNet filed suit again against The Princeton Review alleging an infringement of the same CollegeNet patent related to processing on-line applications.  On November 21, 2005, CollegeNet filed an amended complaint, which added a second patent to the lawsuit.  The Princeton Review was served with the amended complaint on November 22, 2005, and filed its answer and counterclaim on January 13, 2006.  CollegeNet seeks injunctive relief and unspecified monetary damages.  The Princeton Review filed a request with the United Stated Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNet’s Patent No. 6,460,042 (‘042 Patent) on September 1, 2005 and CollegeNet’s Patent No. 6,910,045 (‘045 Patent) on December 12, 2005.  The ‘042 Patent and the ‘045 Patent are the two patents asserted against The Princeton Review in the lawsuit.  The PTO granted The Princeton Review’s request and ordered reexamination of all claims of the CollegeNet ‘042 patent on October 31, 2005 and the CollegeNet ‘045 patent on January 27, 2006.  On March 29, 2006, the court granted The Princeton Review’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexamination of the CollegeNet patents.  Because this proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty.  However, The Princeton Review believes that it has meritorious defenses to CollegeNet’s claims and intends to vigorously defend.

Item 1A. Risk Factors

          There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

Approval of 2005 Annual Bonus Awards to Named Executive Officers

          On May 5, 2006, the Compensation Committee of the Board of Directors (the “Compensation Committee”) discussed with our President his recommendations for 2005 bonus awards for the named executive officers and approved such awards. The following table reflects the 2005 bonus awards approved for each of our named executive officers listed below and for Andrew J. Bonanni, our Chief Executive Officer, who is not included as a named executive officer because he only joined us in September 2005:

Name and Principal Position	2005 Cash Bonus Award

Mark Chernis,
President and Chief Operating Officer	$52,451
Andrew J. Bonanni,
Chief Financial Officer and Treasurer	20,913
Stephen Quattrociocchi,
Executive Vice President, Test Preparation Services Division	22,537
Margot Lebenberg,
Executive Vice President, General Counsel and Secretary	67,594
Young Shin,
Executive Vice President, Admissions Services Division	26,735
Robert Cohen,
Senior Vice President, Special Projects	47,200

          The 2005 bonus awards were granted pursuant to criteria previously established for each of the named executive officers and set forth in such executive officer’s employment agreement, relating to performance of each such executive officer in meeting a combination of individual objectives and company-wide performance objectives during 2005.  The criteria used to determine the 2005 bonus awards for each named executive officer are as follows:

          The Compensation Committee based its determination of Mr. Chernis’ bonus on the following performance goals: 50% of the bonus was based on the company achieving its financial objectives, 20% of the bonus was based on the success of the company in re-negotiating its franchise contracts, 10% of the bonus was based on the success of the company’s implementation of its Oracle Financial system, and 20% of the bonus was based on improvement in the results of the company’s employee satisfaction surveys.

          The Compensation Committee based its determination of Mr. Bonanni’s bonus on the following performance goals:  50% of the bonus was based on the company achieving its financial objectives and 50% of the bonus was based on remediating internal controls, achieving Sarbanes-Oxley Section 404 compliance and driving business performance.

          The Compensation Committee based its determination of Mr. Quattrociocchi’s bonus on the success of the Test Preparation Services Division in achieving its annual financial objectives and on Mr. Quattrociocchi’s achievement of certain personal performance objectives.

          The Compensation Committee based its determination of Ms. Lebenberg’s bonus on the following performance goals: 50% of the bonus was based on the company achieving its annual financial objectives, 15% of the bonus was based on the success of the company in re-negotiating its franchise contracts, 15% was based on the Legal Department achieving certain performance objectives, 10% of the bonus was based on the company’s achievement of certain objectives related to requirements under the Sarbanes-Oxley Act of 2002, and 10% of the bonus was based on improvement in the results of certain service center satisfaction surveys.

          The Compensation Committee based its determination of Mr. Shin’s bonus on the following performance goals: 50% of the bonus was based on the Admissions Services Division achieving its annual financial objectives, 20% of the bonus was based on the company achieving its annual financial objectives, and 30% of the bonus was based on Mr. Shin’s achievement of certain personal performance objectives.

          The Compensation Committee based its determination of Mr. Cohen’s bonus on the following performance goals (subject to a minimum bonus of 20% of Mr. Cohen’s base salary required by Mr. Cohen’s employment agreement): 40% of the bonus was based on the K-12 Services division achieving its annual financial objectives, 30% of the bonus was based on the company achieving its annual financial objectives, and 30% of the bonus was based on Mr. Cohen’s achievement of certain personal performance objectives.

Adoption of 2006 G-0 Employee Bonus Policy and Establishment of 2006 Targets

          On May 5, 2006, the Compensation Committee approved the adoption of the G-0 Employee Bonus Policy for the Calendar Year 2006 (the “Bonus Policy”), which applies to all of our named executive officers, subject to the terms of any individual agreement with such executive officer.  Under the Bonus Policy, the determination of a named executive officer’s bonus is based on the overall performance of the company and the contribution of each named executive officer to the company’s success.  For the named executive officers in an Operating Division of the company, the bonus components and weighting are as follows:  50% Divisional/Departmental Financial Performance, 10% Company Financial Performance, 15% Customer Satisfaction/Quality Metrics and 25% Job Specific Objectives.  For the named executive officers in a Service Division of the company, the bonus components and weighting are as follows:  30% Divisional Financial Performance, 20% Company Financial Performance, 20% Customer Satisfaction/Quality Metrics and 30% Job Specific Objectives.

          The Compensation Committee also established 2006 Company performance targets for the named executive officers.  Company financial performance targets for Mr. Quattrociocchi and Mr. Shin are based upon attainments of a percentage of budgeted EBITDA.  Performance targets for the other persons named above are based on attainment of earnings per share thresholds.

Stock Option Grants and Deferred Stock Awards to Named Executive Officers

          On May 5, 2006, the Compensation Committee approved the grant of stock options and performance-based deferred stock awards to certain of our named executive officers.  The following table reflects these awards.  The terms of the deferred stock awards are set forth in the Form of Performance-Based Deferred Stock Award Agreement attached hereto as Exhibit 10.46.  Vesting of half of the Performance-Based Deferred Stock Awards set forth below is generally dependent upon the attainment by the company of a prescribed level of earnings per share and half on return on assets, each as of a specified measurement date.

Name and Principal Position	Number of Stock Options Granted (1)	Deferred Stock Grant (shares) (2)

Mark Chernis,
President and Chief Operating Officer	34,900	19,000
Andrew J. Bonanni (3),
Chief Financial Officer and Treasurer	20,050	10,900
Stephen Quattrociocchi,
Executive Vice President, Test Preparation Services Division	15,000	8,150
Margot Lebenberg,
Executive Vice President, General Counsel and Secretary	13,500	7,350
Young Shin,
Executive Vice President, Admissions Services Division	11,100	6,050

(1) Exercise price of $6.20 per share.

           (2) The actual number of shares that could be awarded at the end of the performance period will range between 50% and 200% of this target based upon the actual attainment by the company of earnings per share and return on assets.

           (3) Mr. Bonanni has agreed to relinquish 40,000 options granted to him in 2005 in exchange for the above grants.

Item 6.  Exhibits

Exhibit Number	Description

10.39

Credit Agreement, dated April 10, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C., lenders who become signatory from time to time, and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on April 14, 2006).

10.40

Security Agreement, dated April 10, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C. and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on April 14, 2006).

10.41	Employment Agreement, dated April 26, 2004, between The Princeton Review, Inc. and Margot Lebenberg.

10.42	Employment Agreement, dated February 18, 2003, between The Princeton Review, Inc. and Young Shin.

10.43	Indemnification Agreement, dated December 14, 2004, between The Princeton Review, Inc. and Margot Lebenberg.

10.44	The Princeton Review, Inc. Bonus Policy for G-0 Employees for Calendar Year 2006.

10.45	Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003).

10.46	Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

	By:	/s/ ANDREW J. BONANNI

Andrew J. Bonanni
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

May 10, 2006