Form 10-Q
period 2006-06-30
PRINCETON REVIEW INC
filed 2006-08-09
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to___
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     The Company had 27,574,512 shares of $0.01 par value common stock outstanding at August 4, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$7,327	$8,002
Accounts receivable, net of allowance of $1,021 in 2006 and $1,601 in 2005	23,647	22,493
Accounts receivable-related parties	1,630	1,591
Other receivables, principally related parties	2,053	813
Inventory	3,094	2,798
Prepaid expenses	1,660	2,229
Other current assets	1,785	1,307

Total current assets	41,196	39,233
Furniture, fixtures, equipment and software development, net	15,108	16,155
Goodwill	31,506	31,506
Investment in affiliates	1,889	1,938
Other intangibles, net	12,946	13,371
Other assets	4,873	3,168

Total assets	$107,518	$105,371

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$10,000	$—
Accounts payable	4,645	10,449
Accrued expenses	11,374	10,826
Current maturities of long-term debt	2,761	1,530
Deferred income	21,827	16,548

Total current liabilities	50,607	39,353
Deferred rent	2,473	2,327
Long-term debt	896	2,845
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at June 30, 2006 and 10,000 shares issued and outstanding at December 31, 2005	6,000	10,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,574,512 and 27,572,172 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	276	276
Additional paid-in capital	116,590	116,279
Accumulated deficit	(69,020)	(65,430)
Accumulated other comprehensive loss	(304)	(279)

Total stockholders’ equity	47,542	50,846

Total liabilities and stockholders’ equity	$107,518	$105,371

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Test Prepartion Services	$21,682	$20,630	$46,745	$43,528
K-12 Services	9,828	7,122	16,701	15,041
Admissions Services	2,517	2,045	5,691	4,839

Total revenue	34,027	29,797	69,137	63,408

Cost of revenue
Test Prepartion Services	7,448	6,458	15,265	13,475
K-12 Services	4,830	2,935	9,584	7,003
Admissions Services	1,496	1,009	2,786	1,783

Total cost of revenue	13,774	10,402	27,635	22,261
Gross Profit	20,253	19,395	41,502	41,147

Operating expenses	21,018	19,772	44,137	41,335

Loss from operations	(765)	(377)	(2,635)	(188)
Interest income (expense)	(192)	3	(222)	(266)
Other expense	(377)	—	(377)	—
Equity in the income (loss) of affiliates	16	(94)	(51)	(161)

Loss before income taxes	(1,318)	(468)	(3,285)	(615)
(Provision) benefit for income taxes	—	—	—	—

Net loss	(1,318)	(468)	(3,285)	(615)
Dividends and accretion on Series B-1 Preferred Stock	(147)	(198)	(305)	(393)

Loss attributed to comon stockholders	$(1,465)	$(666)	$(3,590)	$(1,008)

Basic and diluted loss per share	$(0.05)	$(0.02)	$(0.13)	$(0.04)

Weighted average shares used in computing loss per share	27,574	27,570	27,574	27,570

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows provided by (used for) operating activities:
Net income (loss)	$(3,285)	$(615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,190	834
Amortization	3,413	2,783
Bad debt expense	562	145
Write-off of deferred financing costs	—	117
Write-off of inventory	265	—
Deferred rent	146	610
Stock based compensation	300	—
Other, net	(169)	95
Net change in operating assets and liabilities:
Accounts receivable	(2,996)	3,569
Inventory	(560)	—
Prepaid expenses	569	177
Other assets	(2,306)	40
Accounts payable and accrued expenses	(5,256)	(3,251)
Deferred income	5,280	(3,031)

Net cash provided by (used for) operating activities	(2,847)	1,473

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(2,121)	(3,946)
Additions to capitalized K-12 content, capitalized course costs	(1,010)	(2,266)
Payment of related party loan	345	—
Notes receivable	516	250

Net cash provided by (used for) investing activities	(2,270)	(5,962)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	(4,377)	—
Proceeds (payments) from revolving credit facility	10,000	(2,000)
Payment of credit facility deferred financing costs	(168)	—
Capital lease payments	(402)	(347)
Dividends on Series B-1 Preferred Stock	(305)	(251)
Notes payable related to acquisitions	(317)	(656)
Proceeds from exercise of options	11	7

Net cash provided by (used for) financing activities	4,442	(3,247)

Net decrease in cash and cash equivalents	(675)	(7,736)
Cash and cash equivalents, beginning of period	8,002	19,197

Cash and cash equivalents, end of period	$7,327	$11,461

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
     The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements and are adequate to make the information not misleading. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Products and Services
     The following table summarizes the Company’s revenue and cost of revenue for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Revenue
Services	$26,416	$24,055	$57,847	$53,610
Products	5,563	3,574	7,089	5,565
Other	2,048	2,168	4,201	4,233

Total revenue	$34,027	$29,797	$69,137	$63,408

Cost of Revenue
Services	$11,457	$9,520	$24,317	$19,806
Products	2,131	733	2,997	2,158
Other	186	149	321	297

Total cost of revenue	$13,774	$10,402	$27,635	$22,261

     Services revenue includes course fees, professional development, subscription fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests, sales of course materials to independently owned franchisees and fees from a publisher for manuscripts delivered. Other revenue includes royalties from independently owned franchisees and royalties and marketing fees received from publishers.
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for the issuance of stock options under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results of prior periods have not been restated.
     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three and six months ended June 30, 2006, is $130,000 and $300,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 are $0.00 and $0.01 higher than if the company had continued to account for share-based compensation under APB 25.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123(R) to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
Net loss attributed to common stockholders, as reported	$(666)	$(1,008)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(445)	(954)

Pro forma net loss attributed to common stockholders	$(1,111)	$(1,962)

Net loss per share:
Basic and diluted, as reported	$(0.02)	$(0.04)

Basic and diluted, pro forma	$(0.04)	$(0.07)

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
     Other recently issued accounting pronouncements include the following:
•	Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (October 2005);

•	FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (November 2005);

•	FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (November 2005); and,

•	FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (February 2006).
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
2. Stock-Based Compensation
Stock Incentive Plan
     The Company’s 2000 Stock Incentive Plan (as amended and restated on March 24, 2003) (“the Plan”), which is shareholder-approved, initially permitted grants of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants for up to 2,538,000 shares of common stock, as adjusted. On various dates, beginning in June 2000 through June 2006, an additional 2,675,744 shares were authorized. The Company believes that such awards better align the interest of its employees with those of its shareholders.
Stock Options
     Options granted under the Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Plan generally vest quarterly over two to four years. As of June 30, 2006, there were approximately 973,000 shares available for grant.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and forfeiture within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The key assumptions used to value the options are as follows.

	Six Months Ended June 30,
Assumptions	2006	2005
Expected volatility	43%	58%
Expected dividends	0%	0%
Expected term (in years)	5.0	5.0
Risk-free rate	5.00%	4.50%
     A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended are presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term	($000)
Outstanding at January 1, 2006	3,298,494	$6.99
Granted at Market	120,400	$6.20
Forfeited	(80,195)	$7.67
Exercised	(2,340)	$4.12

Outstanding at June 30, 2006	3,336,359	$6.95	6.02	$631

Exercisable at June 30, 2006	2,838,933	$7.06	5.53	$618

     The weighted average fair value of options granted during the six months ended June 30, 2006 was $2.85. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $3,700.
     The compensation cost charged against income for this Plan was $130,000 and $300,000 for the three and six months ended June 30, 2006. Due to the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no income tax benefit has been recognized in the statement of operations for this share-based compensation arrangement.
     As of June 30, 2006, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $170,000 and $300,000 respectively.
     As discussed in our 2005 Annual Report on Form 10-K our Board of Directors of the Company approved the acceleration of vesting of unvested stock options granted to employees of the Company outstanding as of December 31, 2005 that have an exercise price at or greater than $7.00 and which are scheduled to vest in the 24-month period following December 31, 2005. The effect of this acceleration was to reduce stock-based compensation expense that would otherwise have been reported in future statements of operations by approximately $1.6 million.
Performance Stock Awards
     In May 2006, the Board of Directors approved the granting of Performance-Based Deferred Stock awards under the Plan. Awards were made to selected executives and other key employees. Vesting of the awards is based on a progressive scale (“threshold,” “target,” and “maximum”), contingent upon meeting company-wide performance goals related to earnings per share and return on asset targets in the two year performance period ending December 31, 2007.
     The value of each Performance-Based Deferred Stock award was estimated on the date of grant and assumes that performance goals will be achieved at targeted amounts. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for Performance-Based Deferred Stock awards under the Performance Plan is two years.
     At June 30, 2006, 90,100 Performance-Based Deferred Stock awards were issued and outstanding. As of June 30, 2006, there was $560,000 of unrecognized compensation cost related to the Performance-Based Deferred Stock award; that cost is expect to be recognized over a period of 1.5 years.
Restricted Stock Awards
     In May 2006, the Board of Directors approved the granting of Restricted Stock awards under the Plan. Awards were made to selected key employees whose vesting is contingent upon retention at the end of the two year period ending December 31, 2007. At the end of the vesting period the Restricted Stock shall vest and the restrictions shall terminate.
     The value of each Restricted Stock award was estimated on the date of grant and assumes that the employee will remain with the company. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for the Restricted Stock award is two years.

     At June 30, 2006, 135,200 shares of Restricted Stock were awarded and outstanding. As of June 30, 2006, there was $840,000 of unrecognized compensation cost related to the Restricted Stock awards; that cost is expected to be recognized over a period of 1.5 years.
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
     The Credit Agreement provides for a revolving credit facility with a term of five years and a maximum aggregate principal amount of $6.0 million (the “Credit Facility”). Operations is a guarantor of the Company’s obligations under the Credit Agreement. As of the date of execution, Golub Capital CP Funding is the only lender party to the Credit Agreement.
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
     On May 25, 2006, the Company entered into an amendment to the Credit Agreement (the “First Amendment”). The First Amendment increased the amount available to the Company under the Credit Facility from a maximum of $6.0 million to $10.0 million for the purpose of financing the redemption of certain shares of preferred stock held by Fletcher International, Ltd. and to fund the Company’s working capital needs. Operations continues to guarantee the Company’s obligations under the Credit Agreement.
     The First Amendment increased the annual interest rate of the Credit Facility. Outstanding amounts under the Credit Facility bear interest at rates based on either (A) 195 basis point over the greater of the prime rate and the Federal Funds Rate plus 50 basis points (up from the prior 145 basis points) or (B) 400 basis points over the London Interbank Offered Rate (“LIBOR”) (up from the prior 350 basis points), at the Company’s election and in accordance with the terms of the Credit Agreement.
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
     Redemptions
     On May 1, 2006 the Company received a notice from Fletcher pursuant to which Fletcher elected to redeem 2,000 shares of the Company’s Series B-1 Preferred Stock. In accordance with the terms and conditions of the Agreement, dated as of May 28, 2004, pursuant to which the Company issued the Series B-1 Preferred Stock to Fletcher, the Company redeemed such shares in cash, rather than common stock on May 31, 2006. Pursuant to the agreement, a total of $2,190,100 was paid at the time of the redemption.
     On May 3, 2006, the Company received a second notice from Fletcher pursuant to which Fletcher elected to redeem an additional 2,000 shares of Series B-1 Preferred Stock. The Company also redeemed such shares in cash, rather than common stock on June 2, 2006. Pursuant to the agreement, a total of $2,186,900 was paid at the time of the redemption.
     For the three and six months ended June 30, 2006, dividends of approximately $147,000 and $304,000 were paid to the Series B-1 Preferred Stockholder. For the three and six months ended June 30, 2005, dividends of approximately $198,000 and $393,000 were paid to the Series B-1 Preferred Stockholder.
5. Segment Information
     The Company’s operations are aggregated into four reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.
     The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services, which prior to January 1, 2006 were almost fully allocated out to the divisions on a broadly defined consumption basis. Beginning January 1, 2006, the Company refined its allocation methodology, which resulted in lower allocations to the divisions and more retained in unallocated corporate costs. The purpose of this change was to have the divisional costs more in line with equivalent bought-in third party services. In addition, the Company reclassified certain commissions from cost of revenue to operating expenses. The prior periods have been restated to reflect these changes. The impact of these changes was an increase in segment operating income of $ 1.8 million and $3.5 million for Test Preparations Services, $972,000 and $1.8 million for K-12 Services and $876,000 and $1.6 million for Admissions Services for the three and six months ended June 30, 2005, respectively. The Corporate segment operating loss increased by $3.6 million and $6.9 million for the three and six months ended June 30, 2005, respectively.

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
     The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash and non-operations-related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended June 30, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$21,682	$9,828	$2,517	$—	$34,027

Operating expense (including depreciation and amortization)	10,819	4,730	1,744	3,725	21,018

Operating income (loss)	3,431	268	(724)	(3,740)	(765)
Depreciation and amortization	534	947	478	531	2,490
Other operating (income) expense	—	—	—	(361)	(361)

Segment EBITDA	$3,965	$1,215	$(246)	$(3,570)	$1,364

Total segment assets	$48,199	$27,795	$9,660	$21,864	$107,518

Segment goodwill	$31,006	$—	$500	$—	$31,506

Expenditures for long lived assets	$50	$10	$—	$630	$690

	Three Months Ended June 30, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$20,630	$7,122	$2,045	$—	$29,797

Operating expense (including depreciation and amortization)	9,837	3,479	1,866	4,590	19,772

Operating income (loss)	4,335	708	(830)	(4,590)	(377)
Depreciation and amortization	443	693	434	311	1,881
Other operating (income) expense	—	—	—	(94)	(94)

Segment EBITDA	$4,778	$1,401	$(396)	$(4,373)	$1,410

Total segment assets	$33,294	$15,694	$13,098	$36,111	$98,197

Segment goodwill	$31,011	$—	$500	$—	$31,511

Expenditures for long lived assets	$205	$1,633	$579	$1,042	$3,459

	Six Months Ended June 30, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$46,745	$16,701	$5,691	$—	$69,137

Operating expense (including depreciation and amortization)	23,304	8,851	3,994	7,988	44,137

Operating income (loss)	8,177	(1,735)	(1,089)	(7,988)	(2,635)
Depreciation and amortization	1,038	1,759	964	841	4,602
Other operating (income) expense	—	—	—	(428)	(428)

Segment EBITDA	$9,215	$24	$(125)	$(7,575)	$1,539

Expenditures for long lived assets	$405	$1,070	$225	$1,431	$3,131

	Six Months Ended June 30, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$43,528	$15,041	$4,839	$—	$63,408

Operating expense (including depreciation and amortization)	19,609	8,328	4,420	8,978	41,335

Operating income (loss)	10,442	(290)	(1,362)	(8,978)	(188)
Depreciation and amortization	911	1,279	822	605	3,617
Other operating (income) expense	—	—	—	(161)	(161)

Segment EBITDA	$11,353	$989	$(540)	$(8,534)	$3,268

Expenditures for long lived assets	$225	$3,788	$975	$1,224	$6,212

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total income (loss) from reportable segments	$(765)	$(377)	$(2,635)	$(188)
Unallocated amounts:
Interest income (expense)	(192)	3	(222)	(266)
Other income (expense)	(377)	—	(377)	—
Equity in loss of affiliate	16	(94)	(51)	(161)

Net income (loss)	$(1,318)	$(468)	$(3,285)	$(615)

6. Loss Per Share
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
     For the three and six months ended June 30, 2006 and 2005, 27,574,405 and 27,569,764 and 27,573,317 and 27,569,764 common stock shares were used in the computations of net loss per share, respectively. Excluded from the computation of diluted net loss per common share because of their antidilutive effect were 1,068,773 and 1,447,592 shares of common stock issuable upon conversion of Series B-1 Preferred Stock and 175,927 and 166,534 stock options for the three and six months ended June 30, 2006, respectively and 1,007,303 and 1,007,303 shares of common stock issuable upon conversion of Series B-1 Preferred Stock and 112,578 and 117,962 stock options for the three and six months ended June 30, 2005, respectively.
7. Comprehensive Income (Loss)
     The components of comprehensive (loss) for the three and six-months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss) attributable to common stockholders	$(1,465)	$(666)	$(3,590)	$(1,008)
Foreign currency translation adjustment	(32)	(16)	(25)	(21)

Total comprehensive (loss) income	$(1,497)	$(682)	$(3,615)	$(1,029)

8. Restructuring
     In April 2006, the Company announced and commenced implementation of a restructuring program. The planned and completed actions include among other things, streamlining its software development groups and reducing staff in some administrative functions to better align its cost structure with revenue and growth expectations. Restructuring costs recorded during the quarter as part of operating expenses were approximately $827,000, and consist primarily of severance-related payments for all employees terminated in connection with the restructuring. Approximately $502,000 has been paid out and the remaining $325,000 will be paid over the next nine months.
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
Overview
     The Princeton Review provides educational products and services to students, parents, educators and educational institutions. These products and services include integrated classroom-based and online instruction, professional development for teachers and educators, print and online materials and lessons, and higher education marketing and admissions management. We operate our businesses through three business segments.
     The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing Supplemental Educational Services (“SES”) programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and was approximately 67.6% of our overall revenue in the first half of 2006.
     The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). As a result of the increased emphasis on accountability and the measurement of student performance in public schools, this division continues to see growing demand by the public school market for its products and services as evidenced by the number of new contracts and the continued growth in sales prospects.
     The Admissions Services division currently derives most of its revenue from the sale of web-based admissions and related application management products and marketing services to educational institutions (“Higher Education Services”). Additionally, this division has seen growth in revenue from its counseling services business.
     In the first quarter of 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The resulting financial impact from this adoption is described in Notes 1 and 2 to the condensed consolidated financial statements.
     In April 2006, we announced and commenced implementation of a restructuring program. The planned and completed actions include, among other things, streamlining our software development groups and reducing staff in some administrative functions to better align our cost structure with revenue and growth expectations. The restructuring charge for the second quarter was approximately $827,000 and consists of severance-related payments for all employees terminated in connection with the restructuring.
Results of Operations
Comparison of Three Months Ended June 30, 2006 and 2005
     Revenue
     For the three months ended June 30, 2006, total revenue increased by $4.2 million, or 14.2%, from $29.8 million in 2005 to $34.0 million in 2006.
     Test Preparation Services revenue increased by $1.1 million, or 5.1%, from $20.6 million in 2005 to $21.7 million in 2006. This increase is driven primarily by an increase of $766,000 in SES revenue reflecting strong enrollment in the cities where the company was selected to be an after-school provider, primarily Chicago and New York. Retail book sales also increased by approximately $660,000 during the second quarter. Total retail revenue, however, remained relatively flat for the quarter at 0.2% decline over prior year. This relates to a 5.1% decrease in total student enrollments primarily attributed to the additional volume of prior year enrollment for the new SAT exam format.

     K-12 Services revenue increased by $2.7 million, or 38.0%, from $7.1 million in 2005 to $9.8 million in 2006. Assessment services revenue increased by $1.3 million reflecting the billings for contracts added in the second half of 2005 along with first quarter 2006. Revenue from intervention products and services increased by $1.5 million and is primarily related to the summer intervention program for the School District of Philadelphia. Partially offsetting this increase was a reduction in professional development of $745,000, which is attributed to the timing of certain professional development contracts whose revenue was not recognized during the first quarter but delayed until the second quarter of 2005. These contracts account for approximately $300,000 of the $745,000 reduction and the remaining approximate $445,000 decrease relates to the renewal of the Philadelphia Saturday Program contract signed during the second quarter of 2006.
     Admissions Services revenue increased by $472,000, or 23.1%, from $2.0 million in 2005 to $2.5 million in 2006. This increase was primarily related to counseling revenue, which increased by approximately $638,000. This increased is related to the Dallas Independent School District and Lyford Consolidated Independent School District contracts signed during the third quarter of 2005. Higher Education Marketing and Technology Services increased by 2.3% to $1.5 million for the second quarter.
     Cost of Revenue
     For the three months ended June 30, 2006, total cost of revenue increased by $3.4 million, or 32.4%, from $10.4 million in 2005 to $13.8 million in 2006.
     Test Preparation Services cost of revenue increased by $989,000, or 15.3%, from $6.4 million in 2005 to $7.4 million in 2006. This increase is attributed primarily to volume related increases such as SES teacher pay of approximately $400,000, retail site rent of approximately $300,000 and course materials of approximately $140,000. In addition, the combination of a 6.2% increase in teacher pay, an increase in teacher headcount primarily related to SES and a 5.1% reduction in classroom enrollment contributed to the decline in gross margin of 3.0%, from 68.7% to 65.7%.
     K-12 Services cost of revenue increased by $1.9 million, or 64.5%, from $2.9 million in 2005 to $4.8 million in 2006. Intervention costs increased by $1.5 million primarily related the summer intervention program with the School District of Philadelphia which, as part of its total expense, contained a significant pass through related to third party reading books provided as part of the contract. Amortization related to SideStreets intervention content was approximately $276,000. Gross margin declined by 7.9% from 58.8% to 50.9%. The decline in gross margin is primarily related to lower margin pass through revenue recognized on the intervention contract with the School District of Philadelphia and the timing of approximately $300,000 of certain professional development contracts whose revenue was not recognized during the first quarter but delayed until the second quarter of 2005. In addition, there was the reduction of approximately $445,000 associated with the renewal of the Philadelphia Saturday Program contract.
     Admissions Services cost of revenue increased by $487,000, or 48.3%, from $1.0 million in 2005 to $1.5 million in 2006. Higher Education Services support costs related to the second quarter increased approximately $475,000, which together with a higher mix of lower margin counseling revenue, contributed to a gross margin decline of approximately 10.1%, from 50.7% to 40.6%.
     Operating Expenses
     For the three months ended June 30, 2006, operating expenses increased by $1.2 million, or 6.3%, from $19.8 million in 2005 to $21.0 million in 2006:
•	Test Preparation Services operating expenses increased by $1.1 million, or 11.2%, from $9.7 million in 2005 to $10.9 million in 2006. Salaries and related costs, primarily one time bonus payments, and SES sales commission increased approximately $315,000, corporate administrative support allocations increased approximately $265,000 and there was a restructuring charge of approximately $237,000 that was recorded.

•	K-12 Services increased by $1.3 million, or 40.2%, from $3.4 million in 2005 to $4.7 million in 2006. Salaries and related expense increased approximately $1.0 million related primarily to the impact of new employees that were hired during the second half of 2005. In addition, corporate administrative support allocations increased approximately $304,000 primarily related to legal and technical support. In addition there was a restructuring charge of approximately $150,000 that was recorded.

•	Admissions Services were relatively unchanged at $1.7 million. A restructuring charge of approximately $40,000 was recorded.

•	Corporate decreased by $1.2 million or 24.1%, from $4.9 million in 2005 to $3.7 million in 2006. Salaries and related costs decreased approximately $945,000 primarily related to lower bonus accruals, contract employees and third party consulting expense. In addition, professional fees decreased by approximately $800,000 primarily related to lower accounting, legal and technology support charges. Offsetting these reductions was a restructuring charge of $397,000, depreciation expense of approximately $233,000 primarily related to the new Oracle ERP solution and annual franchise taxes of approximately $131,000.
     Other expense
     Other expense includes the premium paid to Fletcher International, Ltd. of approximately $377,000, related to the redemption of 4,000 shares of the Company’s Series B-1 Preferred Stock.
Comparison of Six Months Ended June 30, 2006 and 2005
     Revenue
     For the six months ended June 30, 2006, total revenue increased by $5.7 million, or 9.0%, from $63.4 million in 2005 to $69.1 million in 2006.
     Test Preparation Services revenue increased by $3.2 million, or 7.4%, from $43.5 million in 2005 to $46.7 million in 2006. This increase is primarily related to SES, which increased by approximately $3.0 million, or 144%, from $2.0 million in 2005 to $5.0 million in 2006. Total retail revenue declined by $1.0 million, or 3.1%, from $32.5 million in 2005 to $31.5 million in 2006 primarily attributed to a 5.1% decline in student enrollment related to the volume of students studying for the new SAT exam format during the prior year.
     K-12 Services revenue increased by $1.7 million, or 11.0%, from $15.0 million in 2005 to $16.7 million in 2006 primarily related to the increase in intervention revenue of $1.8 million from the summer intervention contract with the School District of Philadelphia.
     Admissions Services revenue increased by $852,000 or 17.6%, from $4.8 million in 2005 to $5.7 million in 2006, primarily related to an increase in counseling services revenue of approximately $1.0 million related to the counseling contracts signed during the third quarter of 2005 with the Dallas Independent School District and the Lyford Consolidated Independent School District.
     Cost of Revenue.
     For the six months ended June 30, 2006, total cost of revenue increased by $5.4 million, or 24.1%, from $22.3 million in 2005 to $27.6 million in 2006.
     Test Preparation Services cost of revenue increased by $1.8 million, or 13.3%, from $13.5 million in 2005 to $15.3 million in 2006. Volume related site rent increased by approximately $325,000 and SES related teacher pay increased by approximately $310,000. Gross margin declined by 1.7% from 69.0% to 67.3% due to teacher pay increases and year-to-date reductions in class room enrollment.
     K-12 Services cost of revenue increased by $2.6 million, or approximately 36.9%, from $7.0 million in 2005 to $9.6 million in 2006. In addition to assessment volume, intervention costs increased by $642,000 and amortization related to the SideStreets intervention content increased by approximately $475,000. Gross margin declined by 10.8%, from 53.4% to 42.6%. This margin decline is attributed primarily to a higher mix of Assessment Services revenue, summer school intervention revenue associated with the School District of Philadelphia and higher SideStreets amortization.
     Admissions Services cost of revenue increased by $1.0 million, or 56.2%, from $1.8 million in 2005 to $2.8 million in 2006. Gross margin declined by 12.1%, from 63.2% to 51.0% primarily resulting from the timing of higher education services revenue of approximately $220,000, as well as the reclassification of approximately $300,000 worth of project labor related expense transferred from operating expense to cost of revenue during the second quarter. The remaining decrease relates to costs associated with a higher mix of counseling revenue carrying lower margin labor services.

     Operating Expenses
     For the six months ended June 30, 2006, operating expenses increased by $2.8 million, or 6.8%, from $41.3 million in 2005 to $44.1 million in 2006:
•	Test Preparation Services increased by approximately $4.0 million, or 20.1%, from $19.4 million in 2005 to $23.3 million in 2006. Salaries and related costs increased by approximately $937,000 as a result of the timing of the hiring of new employees, part time support costs, bonus payments and third party SES commissions. Bad debt expense increased approximately $365,000 primarily related to the write-off of a institutional contract, advertising costs increased approximately $228,000, software maintenance increased by approximately $200,000, professional fees increased by approximately $203,000 and, corporate allocations increased approximately $705,000 related to recruiting, facilities and technology charges. A restructuring charge of approximately $237,000 was recorded.

•	K-12 Services increased by $734,000, or 9.0%, from $8.1 million in 2005 to $8.8 million in 2006. Salaries and related costs increased by approximately $1.3 million related to 2005 second half hires and restructuring costs of approximately $150,000 were recorded. Offsetting this increase was a decrease in software maintenance expense of approximately $335,000.

•	Admissions Services decreased by $213,000, or 5.1%, from $4.2 million in 2005 to $4.0 million in 2006. This decrease is primarily the result of a reduction in salary and related costs of approximately $211,000. Restructuring costs of approximately $40,000 were recorded.

•	Corporate decreased by $1.6 million or 16.9%, from $9.6 million in 2005 to $8.0 million in 2006. Professional service fees decreased by approximately $1.4 million and salaries and related costs decreased by approximately $620,000 primarily related to current year bonus accruals. Restructuring costs of approximately $397,000 were recorded.
     Other expense
     Other expense is the premium paid to Fletcher International, Ltd. of approximately $377,000 related to the redemption of 4,000 shares of the Company’s Series B-1 Preferred Stock.
     Income Taxes
     The estimated effective tax rate used in 2006 and 2005 would have been approximately 40%. During the six months of 2006 we continued to record a valuation allowance against the increase in our deferred tax asset. When we achieve profitability, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents on hand, collections from customers and the credit facility described below. At June 30, 2006, we had $7.3 million of cash and cash equivalents compared to $8.0 million at December 31, 2005. The $0.7 million decrease in cash from the December 31, 2005 balance is primarily attributed to the net change in operating assets and liabilities of $5.3 million, expenditures related to investing activities of $2.3 million (primarily $2.1 million in fixed assets and software development and $1.0 million in capitalized content) offset by $4.4 million from financing activities.
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
     Cash provided by (used for) operating activities is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first six months of 2006, cash used by operating activities was $2.8 million, consisting primarily of increases in accounts receivable of $3.0 million, $5.3 million in deferred income and $562,000 in bad debt expense, offset by a reduction of $5.3 million in accounts payable and accrued expenses and $4.6 million of depreciation and amortization. During the first six months of 2005, cash provided by operating activities was due primarily to lower working capital requirements as receivables were collected. This was offset by decreases in accounts payable and recognition of previously deferred income.
     During the first six months of 2006, we used $2.3 million in cash for investing activities as compared to $6.0 million used during the comparable period in 2005 as part of a planned reduction in capital spending in 2006. In 2006, additions to internally developed software makes up most of the balance. In 2005, investments in furniture, fixtures, equipment, software and content made up most of the balances.
     Financing cash flows consist primarily of transactions related to our debt and equity structure. There were financing additions of approximately $4.4 million in the first six months of 2006 compared to a net usage of $3.2 million during the comparable period in 2005. During the second quarter, we borrowed $10 million under a new credit facility. Of this amount, $4.3 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility will be used for working capital purposes. For a description of our credit facility, see Note 3 to our condensed consolidated financial statements included in this Form 10-Q. During the first six months of 2005, we repaid approximately $2.0 million of the indebtedness we had borrowed under a previously existing bank credit facility.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Included in our cash and cash equivalents are short-term money market funds. The fair value of these money market funds would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR. During the six months ended June 30, 2006, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $305,000 at the rate of 6.3% pr year. A 100 basis point increase in the dividend rate would have resulted in a $43,000 increase in dividends paid during this period. Borrowings under our credit facility, entered into on April 10, 2006, as amended on May 25, 2006, bear interest at rates based on either 400 basis points over the LIBOR rate or 195 basis points over the greater of the prime rate and the Federal Funds Rate, plus 50 basis points, at our election. During the six months ended June 30, 2006, we paid interest on borrowings under our credit facility in an aggregate amount of $142,000 at a weighted average interest rate of 8.8%. A 100 basis point increase in the interest rate would have resulted in a $24,200 increase in interest paid during this period. We do not currently hold or issue derivative financial instruments.
     Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2006. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and included a review of the controls’ objectives, design and operating effectiveness with respect to the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.
     Based upon the evaluation of our Disclosure Controls, our CEO and CFO concluded that the Company’s Disclosure Controls were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting
     Beginning April 1, 2006, we implemented a new accounting and financial reporting system driving improved internal control and transparency. The system implementation efforts were carefully planned and executed. Extensive training sessions have been held with all employees who are impacted by this new system with an emphasis on the systems increased functionality along with controls related to processing in all areas. We have also reviewed and documented controls around the new system.
     Except as described above, there has been no other change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 10, 2003, CollegeNET, Inc. filed suit in Federal District Court in Oregon, alleging that The Princeton Review infringed a patent owned by CollegeNET, U.S. Patent No. 6,460,042 (“the ‘042 Patent”), related to the processing of on-line applications. CollegeNET never served The Princeton Review and no discovery was ever conducted. However, apparently based on adverse rulings in related lawsuits concerning the same ‘042 Patent (the

“Related Litigation”), CollegeNET dismissed the 2003 case against The Princeton Review without prejudice on January 9, 2004.
     On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNET in its appeal from the adverse rulings in the Related Litigation.
     The next day, on August 3, 2005, CollegeNET again filed suit against The Princeton Review alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), to the lawsuit. The Princeton Review was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended on February 24, 2006. On March 20, 2006 filed its Reply to The Princeton Review’s Counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.
     The Princeton Review filed a request with the United Stated Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNET’s ‘042 Patent on September 1, 2005. The Princeton Review filed another request with the PTO for ex parte reexamination of CollegeNET’s ‘045 Patent on December 12, 2005. The PTO granted The Princeton Review’s requests and ordered reexamination of all claims of the CollegeNET ‘042 patent on October 31, 2005 and ordered reexamination of all claims of the ‘045 Patent on January 27, 2006.
     On March 29, 2006, the court granted The Princeton Review’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. Because this proceeding is at a very preliminary stage, we are unable to predict its outcome with any degree of certainty. However, The Princeton Review believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend.
Item 1A. Risk Factors
Political hostility to No Child Left Behind mandates may curtail SES program opportunities.
     Although SES is a potentially sizeable opportunity, this market depends on federal, state, city and school district politics, all of which are in constant flux. As a result of opposition to NCLB mandates, we have cut back the number of school districts in which we offer an SES program in order to focus on the districts that we consider most SES-friendly. Our ability to expand services in the SES market will depend on the level of acceptance and cooperation by school districts even if government funding for SES remains at the current level.
     There have been no other material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) We held our Annual Meeting of Stockholders on June 15, 2006.
     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to the Board Nominating Committee’s nominees listed in the Proxy Statement, and all such nominees were elected.
     Directors elected to the 2009 Class were Richard Katzman and Sheree T. Speakman.
     Election of Directors:

	For	Withheld
Richard Katzman	23,699,637	3,147,811
Sheree T. Speakman	22,066,248	4,781,200
     Other directors whose terms continue after the meeting were Richard Sarnoff, Howard Tullman, John S. Katzman, Robert E. Evanson and John C. Reid.
     (c)The appointment of Ernst & Young LLP, independent registered public accounting firm, to audit our consolidated financial statements for the year 2006 was ratified by the following vote:

For	26,830,410
Against	8,070
Abstain	8,467

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number		Description
10.47	—	First Amendment to Credit Agreement, dated May 25, 2006, by and among The Princeton Review, Inc., Princeton Review Operations L.L.C., the lender party thereto and Golub Capital Incorporated, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 1, 2006.)

31.1	—	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.
By:	/s/ ANDREW J. BONANNI
Andrew J. Bonanni
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

August 9, 2006