Form 10-K/A
period 2005-12-31
PRINCETON REVIEW INC
filed 2007-03-23
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common stock, $0.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Rule 12b-2 Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE
     The Princeton Review, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and related financial information to correct an error in the Company’s accounting and disclosures for its Convertible, Redeemable Series B-1 Preferred Stock issued on June 4, 2004 (the “Preferred Stock”). On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s method of accounting for the Preferred Stock must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of the Preferred Stock in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. While we have concluded that the Preferred Stock was properly accounted for as “Mezzanine Equity” consistent with generally accepted accounting principles (GAAP), the Company did not properly account for certain derivatives embedded within the Preferred Stock and associated rights to acquire additional shares of preferred stock that were granted simultaneously with the issuance of the Preferred Stock. Under GAAP, these embedded derivatives and rights are required to be recorded as liabilities at fair value, and adjusted to their fair values in subsequent periods. Accordingly, we are restating our financial statements to reflect this accounting treatment.
     These non-cash adjustments will not have any impact on our previously reported revenue or net cash flows.
     This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the SEC on March 16, 2006 (the “Original Filing”), is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at December 31, 2005 and December 31, 2004, and (ii) the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004, and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment.
          The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1A, 6, 7, 8 and 9A of the Original Filing, in each case to reflect only the restatement discussed herein. No other information in the Original Filing is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer and the consent of our independent registered public accounting firm have been included as exhibits to this Amendment. As discussed in Item 9A, Controls and Procedures (as restated), management identified a control deficiency that relates to the restatement that, under the circumstance constitutes a material weakness.
     The foregoing items have not been updated to reflect other events occurring after the filing date of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.
     We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement described herein that ended prior to January 1, 2005. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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
     Our independently-owned domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

Number of
Counties
California	12
Colorado	8
Connecticut	7
Florida	57
Massachusetts	4
Michigan	4
Nevada	1
New Mexico	33
New York	5
Ohio	4
Pennsylvania	4
Rhode Island	5
Utah	29
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
     Over the last few years, the Company has invested heavily in the expansion of existing business lines and the development of new businesses. These investments, combined with Sarbanes-Oxley compliance costs and rising overhead expense, have driven losses in two of our last three fiscal years. We have incurred net losses of approximately $2.2 million and $29.5 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $65.8 million.
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
The ineffectiveness of our internal control over financial reporting could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
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
     As of December 31, 2005, our internal control over financial reporting was ineffective due to the presence of a material weakness, as more fully described in Item 9A of this Form 10-K. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
     On June 4, 2004, we completed a private placement to Fletcher International, Ltd. of 10,000 shares of our Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10 million in the aggregate. Dividends on the Series B-1 Preferred Stock are payable quarterly, at our option in cash or registered shares of our common stock, at a minimum rate of 5% per annum. The Series B-1 Preferred Stock is convertible into 1,007,303 shares of our common stock at a conversion price of $9.9275 per share, subject to adjustment upon certain events. Fletcher may also redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock, unless we satisfy the conditions for cash redemption, for an amount of shares of our common stock based upon redemption rate equal to 102.5% of the then prevailing price of our common stock plus the value of any accrued and unpaid dividends. Fletcher also has the right, for a period of twenty-four months, beginning on July 1, 2005, to purchase up to $20 million in newly created series of preferred stock having, except as set forth in our agreement with Fletcher, similar terms, conditions, rights, preferences and privileges as the Series B-1 Preferred Stock (the “Additional Preferred Stock”). The Additional Preferred Stock will be convertible into shares of our common stock at a conversion price equal to 108.3% of the then prevailing price of our common stock, subject to a minimum of $9.9275 per share.
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
     On August 29, 2005, Test Services, Inc. (“TSI”), a franchisee of the Company under ten separate franchise agreements, six of which expired on December 31, 2005, filed suit against us in the United States District Court for the District of Colorado. TSI alleged that the terms we offered for renewal of the franchise relationship did not comply with TSI’s contractual renewal rights. TSI sought declaratory relief and specific performance and unspecified damages as to the alleged breaches of the renewal provisions. TSI’s complaint also included claims that we had breached the existing franchise agreements with TSI in ways unrelated to the core renewal dispute. On November 29, 2005, the court granted our motion to dismiss all of TSI’s claims relating to the core renewal dispute. On December 31, 2005, we entered into a settlement in which: (1) TSI agreed to execute a new franchise agreement for each of its ten franchise territories with certain negotiated changes; (2) TSI paid us $1 million in cash; (3) we, TSI and TSI’s parent company agreed on certain terms regarding competitive activities by the parent company, a potential spin-off of TSI, and a TPR option to acquire TSI at a formula value in certain circumstances; TSI agreed to increase royalty payments to us from 8% to 9½% (beginning January 1, 2006); and (4) all litigation was dismissed with prejudice and the parties exchanged releases as to all matters except amounts payable in the ordinary course of business under the superseded franchise agreements.
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

Number of
securities to be
issued upon
	exercise of	Weighted-average
	outstanding	exercise price of	Number of securities
	options, warrants	outstanding options,	remaining available
Plan category	and rights	warrants and rights	for future issuance

Stock Incentive Plan	3,299,881	$7.00	702,525

Item 6.	Selected Consolidated Financial Data (Restated – See Note 2 of the Notes to the Consolidated Financial Statements)
     The consolidated statement of operations data for each of the years ended December 31, 2005, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005 and 2004 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K/A. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K/A. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
	As restated	As restated
Statement of Operations Data:
Revenue
Test Preparation Services	$87,310	$74,744	$71,719	$67,930	$55,340
K-12 Services	31,931	27,957	21,525	10,066	6,885
Admissions Services	11,252	11,084	11,218	11,240	6,890

Total Revenue	130,493	113,785	104,462	89,236	69,115

Cost of revenue
Test Preparation Services	28,144	23,584	20,809	18,516	17,608
K-12 Services	16,838	13,684	8,328	3,533	2,482
Admissions Services	4,615	3,385	2,836	2,888	1,653

Total cost of revenue	49,597	40,653	31,973	24,937	21,743

Gross profit	80,896	73,132	72,489	64,299	47,372

Operating expenses
Selling, general and administrative	85,144	78,381	65,634	65,482	60,993
Impairment of goodwill	—	8,199	—	—	—
Loss on early extinguishment of debt	—	—	—	—	3,130
Impairment of investment	—	—	—	344	—

Total operating expenses	85,144	86,580	65,634	65,826	64,123

Income (loss) from operations	(4,248)	(13,448)	6,855	(1,527)	(16,751)

Net income (loss)	(2,182)	(29,495)	4,309	(1,090)	(10,334)

Accreted dividends on Series A redeemable preferred stock	—	—	—	—	(2,309)
Accreted dividends on Class B non-voting common stock	—	—	—	—	(1,956)
Dividends and accretion on Series B-1 preferred stock	(2,446)	(1,439)	—	—	—

Net income (loss) attributed to common stockholders	$(4,628)	$(30,934)	$4,309	$(1,090)	$(14,599)

Basic income (loss) per share	$(0.17)	$(1.13)	$0.16	$(0.04)	$(0.68)

Diluted income (loss) per share	$(0.17)	$(1.13)	$0.16	$(0.04)	$(0.68)

Weighted average shares used in computing net income (loss) per share
Basic	27,570	27,468	27,306	27,239	21,383

Diluted	27,570	27,468	27,467	27,239	21,383

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
	As restated	As restated
Balance Sheet Data:
Cash and cash equivalents	$8,002	$19,197	$13,937	$11,963	$21,935
Total assets	105,371	107,641	121,697	112,116	111,833
Long-term debt, net of current portion	2,845	4,213	5,710	5,656	6,830
Series B-1 preferred stock	10,000	8,147	—	—	—
Stockholders’ equity	50,453	55,104	84,467	79,298	80,233

__________________ Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:
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
     K-12 Services.The K-12 Services division derives revenue from the services we provide to primary and secondary schools and school districts, from authoring books published by Random House and from our work with McGraw-Hill.
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
     Admissions Services.The Admissions Services division derives revenue from:
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
     Restatement of Financial Statements
     On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s method of accounting for the Preferred Stock must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of the Preferred Stock in response to a comment letter from the Staff of the Division of Corporation Finance of the SEC relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. While we have concluded that the Preferred Stock was properly accounted for as “Mezzanine Equity” consistent with GAAP, the Company did not properly account for certain derivatives embedded within the Preferred Stock and associated rights to acquire additional shares of preferred stock that were granted simultaneously with the issuance of the Preferred Stock. Under GAAP these embedded derivatives and rights are required to be recorded as liabilities at fair value, and adjusted to their fair values in subsequent periods. Accordingly, we are restating our financial statements to reflect this accounting treatment.
     The cumulative effect of the restatement through fiscal 2005 is an increase in the non-current liability related to derivative instruments of $393,000 , an increase in the non-cash accretion on Preferred Stock of $2.6 million and a non-cash gain on the derivative instrument of $2.2 million. As a result, retained earnings at the end of fiscal 2005 decreased by $393,000. The gain on derivative instruments for fiscal years ended 2005 and 2004 was $1.3 million and $918,000, respectively. Dividends due to accretion on Preferred Stock for fiscal years ended 2005 and 2004 increased by $1.6 million and $1.0 million, respectively. The restatement increased reported net loss per common share by $0.01 in each of the fiscal years ended 2005 and 2004.
     These non-cash adjustments will not have any impact on our previously reported net cash flows, sales, operating income or our compliance with any financial covenant under our revolving credit facility.
          Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” and Note 15, “ Quarterly Results of Operations (unaudited)” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A.
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
     Selling, general and administrative
     Selling, general and administrative expense increased by approximately $890,000 or 4.1%, from $21.6 million in 2004 to $22.5 million in 2005. Primary components of this increase are: increased rent and related costs of $450,000 and $400,000 of advertising expense primarily related to the SES business.
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
     Selling, general and administrative
     Selling, general and administrative expense increased by approximately $6.7 million or 8.6%, from $78.4 million in 2004 to $85.1 million in 2005. This increase is attributed to: salary expense of $2.1 million, office rent and related expense of $730,000, professional fees primarily related to Sarbanes-Oxley of $2.8 million, $400,000 in advertising and recruitment expense and workers compensation fees of $300,000.
     Impairment of goodwill
     Our 2004 results included a write-down of approximately $8.2 million of goodwill related to the acquisition of Embark.

     Sale of Rights to Franchises
     During the third quarter of 2005, we sold the right to provide SES programs to four of our independent franchisees for $990,000.
     Other Income (Expense), net
     Other income of $1.4 million in 2005 and $1.0 million in 2004, increased by approximately $400,000. This was principally due to the change in the fair value of derivatives and warrant.
     Dividends and Accretion on Series B-1 Preferred Stock
     As a result of the dividends accruing for the entire year 2005 compared with approximately six months in 2004, cash paid to the Series B-1 preferred stockholders in 2005 increased by $217,000. In addition, for the same reason, the accretion related to the Series B-1 Preferred Stock increased by $578,000.
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
     Other Income (Expense), net
     Other income decreased by approximately $200,000. In 2003, other income resulted primarily from our sale of preferred stock in, and certain contractual rights with, Tutor.com for $1.0 million. In 2004, other income represented primarily the change in the fair value of derivatives and warrant of approximately $918,000.
     Dividends and Accretion on Series B-1 Preferred Stock
     Cash dividends paid during 2004, together with the accretion related to the issuance of Series B-1 Preferred Stock in June 2004 totaled $1.4 million.
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
     Cash provided by operating activities is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During 2005, cash provided by operating activities was $7.5 million, compared to $4.0 million for 2004, an increase of $3.5 million. The increase is primarily attributed to the year-over-year increase in accounts payable and accrued expenses of $5.9 million and an increase in net income adjusted for non cash items of $3.3 million. These increases were partially offset by a decrease in deferred income of $1.1 million and an increase in inventory, primarily SideStreets instruction books, of $1.7 million

     During 2005, we used $13.6 million in cash for investing activities as compared to $8.3 million used during 2004. This increase is driven by increases of $2.5 million in capital expenditures due primarily to the Oracle implementation, an increase of $4.1 million in content expenditures related to the development of SideStreets content and an increase of $1.8 million in leasehold improvements.
     Financing cash flows consist primarily of transactions related to our debt and equity structure. We used approximately $5.1 million in 2005 compared to net proceeds of $9.6 million during 2004. During 2005, we repaid approximately $2.0 million of the debt we had borrowed in 2004 under a bank credit facility, and we repaid approximately $2.0 million in other debt. In 2004, we raised approximately $9.7 million net of issuance costs from the sale of Series B-1 Preferred Stock and repaid approximately $2.0 million of other debt.
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
     The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2005.

	Payments due by period
	($ in millions)
		Less than			More than
Contractual Obligations	Total	1 year	1–3 years	3–5 years	5 years

Long-term debt obligations	$3.1	$0.7	$2.3	$0.1	$—
Capital lease obligations	1.2	0.8	0.4	—	—
Operating lease obligations	28.5	5.1	9.2	6.8	7.4
Purchase obligations (1)	6.5	3.0	3.5	—	—

Total	$39.3	$9.6	$15.4	$6.9	$7.4

(1)	Purchase obligations consist of payments required under employment agreements.
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
Critical Accounting Policies
     The estimates, methods and judgments we use in applying our accounting policies significantly impact the results we report in our financial statements. Some of our accounting policies require us to make subjective and difficult judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts goodwill impairment expense; assessment of recoverability of long-lived assets, which primarily impacts operating margins when we record the impairment of assets or accelerate their depreciation; valuation of embedded derivatives and warrant, which impacts gain or loss on derivative instruments; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision and, to a lesser extent, revenue recognition requirements, which impacts how and when we recognize revenue from our goods and services. Below, we discuss these policies further, as well as the estimates and judgments involved.
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
     Embedded Derivatives and Warrant. Our Series B-1 Preferred Stock contains two embedded derivatives that, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” are accounted for separately from the Preferred Stock. The two embedded derivatives, the “holder’s conversion option” and the “make whole” provision are accounted for on a combined basis and, along with the warrant, reported at fair value (See Notes 2 and 8 to our consolidated financial statements). Any changes to fair value are reflected in “Other Income (Expense)” and totaled $1.3 million and $918,000 for the years ended December 31, 2005 and 2004, respectively. We must calculate the fair value of these embedded derivatives and warrant at the end of each quarter. In making these calculations, the key estimates and assumptions that we use include the estimated life of the Preferred Stock and the warrant, the volatility rates applicable to the trading price of our common stock and the probability of events that would trigger the operation of the “make whole”. Factors considered in the determination of the key assumptions include likelihood of the holder's exercise of conversion or redemption based upon current stock prices and interest rates, as well as the historical stock prices to determine volatility. The Company’s use of derivatives is limited to the embedded features within its Preferred Stock.
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
     We repaid and terminated our line of credit in February 2005. Our Series B-1 Preferred Stock contains embedded derivatives and a warrant to purchase additional preferred stock which are adjusted to fair value and remeasured quarterly.
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
     As discussed in Note 2, the Company has restated its consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Princeton Review, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, except for the effects of the material weakness described in the sixth paragraph of that report as to which the date is March 22, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ ERNST & YOUNG LLP
New York, New York
March 13, 2006, except for Note 2, as to which
the date is March 22, 2007

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005	2004
	As restated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents (including $255 restricted cash in 2005)	$8,002	$19,197
Accounts receivable, net of allowance of $1,601 in 2005 and $1,290 in 2004	22,493	20,652
Accounts receivable-related parties	1,591	1,682
Other receivables ($789 in 2005 and $1,049 in 2004 from related parties)	813	1,107
Inventories	2,798	1,054
Prepaid expenses	2,229	2,019
Other current assets	1,307	1,547

Total current assets	39,233	47,258

Furniture, fixtures equipment and software development, net	16,155	13,380
Goodwill, net	31,506	31,511
Investment in affiliates	1,938	1,847
Other intangibles, net	13,371	10,032
Other assets	3,168	3,613

Total assets	$105,371	$107,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,449	$8,359
Accrued expenses	10,826	7,342
Current maturities of long-term debt	1,530	3,769
Deferred income	16,548	17,637

Total current liabilities	39,353	37,107

Deferred rent	2,327	1,388
Long-term debt	2,845	4,213
Fair value of derivatives and warrant	393	1,682
Series B-1 Preferred stock, $.01 par value; 10,000 authorized, issued and outstanding at December 31, 2005 and 2004 respectively (liquidation value of $10,000)	10,000	8,147
Stockholders’ equity
Preferred stock, $.01 par value; 4,990,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,572,172 and 27,569,764 issued and outstanding at December 31, 2005 and 2004, respectively	276	276
Additional paid-in capital	116,279	116,260
Accumulated deficit	(65,823)	(61,195)
Accumulated other comprehensive (loss)	(279)	(237)

Total stockholders’ equity	50,453	55,104

Total liabilities and stockholders’ equity	$105,371	$107,641

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
	As Restated	As Restated
Revenue
Test Preparation Services	$87,310	$74,744	$71,719
K-12 Services	31,931	27,957	21,525
Admissions Services	11,252	11,084	11,218

Total revenue	130,493	113,785	104,462
Cost of revenue	—	—	—
Test Preparation Services	28,144	23,584	20,809
K-12 Services	16,838	13,684	8,328
Admissions Services	4,615	3,385	2,836

Total cost of revenue	49,597	40,653	31,973
Gross profit	80,896	73,132	72,489
Operating expenses	—	—	—
Selling, general and administrative	85,144	78,381	65,634
Impairment of goodwill	—	8,199	—

Total operating expenses	85,144	86,580	65,634
Income (loss) from operations	(4,248)	(13,448)	6,855
Interest expense	(354)	(361)	(607)
Sale of rights to franchisees	990	—	—
Other income (expense), net	1,430	1,021	1,217

Income (loss) before provision from income taxes	(2,182)	(12,788)	7,465
(Provision) benefit for income taxes	—	(16,707)	(3,156)

Net income (loss)	(2,182)	(29,495)	4,309
Dividends and accretion on Series B-1 Preferred Stock	(2,446)	(1,439)	—

Net income (loss) attributed to common stockholders	$(4,628)	$(30,934)	$4,309

Basic income (loss) per share	$(0.17)	$(1.13)	$0.16

Diluted income (loss) per share	$(0.17)	$(1.13)	$0.16

Weighted average shares used in computing net income (loss) per share
Basic	27,570	27,468	27,306

Diluted	27,570	27,468	27,467

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)
Restated in 2004 and 2005

	Stockholders’ Equity (Deficit)
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at January 1, 2003	27,261	$273	$113,972	$(34,570)	$(377)	$79,298
Exercise of stock options	124	1	706	—	—	707
Issuance of non-employee options	—	—	151	—	—	151
Comprehensive income
Net income	—	—	—	4,309	—	4,309
Foreign currency gain (loss)	—	—	—	—	15	15
Unrealized loss on securities, net of applicable income tax expense of $10	—	—	—	—	(13)	(13)

Comprehensive income	—	—	—	—	—	4,311

Balance at December 31, 2003	27,385	$274	$114,829	$(30,261)	$(375)	$84,467
Exercise of stock options	121	1	834	—	—	835
Shares issued in connection with an equity investment	64	1	499	—	—	500
Stock based compensation	—	—	98	—	—	98
Dividends and accretion on Series B-1 Preferred Stock	—	—	—	(1,439)	—	(1,439)
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(29,495)	—	(29,495)
Foreign currency gain (loss)	—	—	—	—	138	138

Comprehensive loss	—	—	—	—	—	(29,357)

Balance at December 31, 2004	27,570	$276	$116,260	$(61,195)	$(237)	$55,104
Exercise of stock options	2	—	19	—	—	19
Dividends and accretion on Series B-1 Preferred Stock				(2,446)		(2,446)
Comprehensive loss
Net loss	—	—	—	(2,182)	—	(2,182)
Foreign currency gain (loss)	—	—	—	—	(42)	(42)

Comprehensive loss	—	—	—	—	—	(2,224)

Balance at December 31, 2005	27,572	$276	$116,279	$(65,823)	$(279)	$50,453

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(in thousand)
	As restated	As restated
Cash flows from operating activities:
Net income (loss)	$(2,182)	$(29,495)	$4,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,776	1,609	1,664
Amortization	5,897	5,393	4,373
Impairment of goodwill	—	8,199	—
Bad debt expense	1,328	1,521	380
Write-off of deferred financing costs	117	—
Deferred income taxes	(1,520)	(5,425)	2,851
Valuation allowance for deferred tax assets	1,520	22,132	—
Stock based compensation	—	98	151
Other, net	(52)	(698)	392
Net change in operating assets and liabilities:
Accounts receivable	(2,785)	(3,510)	(6,664)
Inventory	(1,744)	(153)	(262)
Prepaid expenses	(211)	9	(764)
Other assets	880	(93)	(1,617)
Accounts payable and accrued expenses	5,575	(360)	4,252
Deferred income	(1,089)	4,758	86

Net cash provided by operating activities	7,510	3,985	9,151

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software development	(8,258)	(5,208)	(4,272)
Investment in affiliates	—	(850)	—
Purchases of franchises and other businesses, net of cash acquired	—	(130)	(568)
Payment of related party loan	33	—	—
Note receivable	250	400	717
Additions to capitalized K-12 content, capitalized course costs	(5,595)	(2,518)	(1,706)

Net cash used in investing activities	(13,570)	(8,306)	(5,829)

Cash flows from financing activities:
Proceeds from the sale of Series B-1 Preferred Stock, net of issuance cost	—	9,682	—
Proceeds (payments) from revolving credit facility	(2,000)	2,000	—
Notes issued in connection with sale of rights to franchisees	(956)	—
Long-term debt borrowings	367	—	—
Capital lease payments	(717)	(555)	(274)
Dividends on Series B-1 Preferred Stock	(591)	(374)	—
Notes payable related to acquisitions	(1,257)	(1,779)	(1,656)
Proceeds from exercise of options	19	752	582
Payment of credit facility financing costs	—	(145)	—

Net cash (used in) provided by financing activities	(5,135)	9,581	(1,348)

Net (decrease) increase in cash and cash equivalents	(11,195)	5,260	1,974
Cash and cash equivalents, beginning of period	19,197	13,937	11,963

Cash and cash equivalents, end of period	$8,002	$19,197	$13,937

Supplemental cash flow disclosures:
Cash paid during the year for interest	$580	$564	$462

Supplemental schedule of noncash financing activities:
Equipment acquired through capital leases	$316	$1,276	$595

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (As Restated)
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
Use of Estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write downs, amortization lives assigned to intangible assets and fair values of assets and liabilities. Actual results could differ from those estimates.
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
Embedded Derivatives and Warrant
      The Company’s Series B-1 Preferred Stock contains two embedded derivatives that, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” are accounted for separately from the Preferred Stock. The two embedded derivatives, the “holder’s conversion option” and the “make whole” provision are accounted for on a combined basis and reported at fair value. In addition, when the Company issued the Preferred Stock, it granted the holder the right (a warrant) to purchase up to 20,000 shares of additional Preferred Stock. (See Notes 2 and 8). The Company’s use of derivatives is limited to the embedded features within its Preferred Stock. Any changes to fair value are reflected in “Other Income (Expense)” and totaled $1.3 million and $918,000 for the years ended December 31, 2005 and 2004, respectively. The Company does not have any other derivative instruments.
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

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
	As restated	As restated
Net income (loss) attributed to common stockholders, as reported	$(4,628)	$(30,934)	$4,309
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,467)	(1,178)	(1,326)

Pro forma net income (loss) attributed to common stockholders	$(8,095)	$(32,112)	$2,983

Basic and diluted income (loss) per share:
As reported	$(0.17)	$(1.13)	$0.16

Pro forma	$(0.29)	$(1.17)	$0.11

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

			Weighted
		Number of	Average
		Accelerated	Exercise Price
Officer	Title	Options	Per Share

Margot Lebenberg	Executive Vice President, Secretary and General Counsel	27,500	$7.56
Stephen Quattrociocchi	Executive Vice President	23,019	$7.35
Young J. Shin.	Executive Vice President	10,000	$7.30
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
2. Restatement of Financial Statements
     On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s financial statements should be restated to correct the Company’s method of accounting for its Cumulative, Convertible, Redeemable Series B-1 Preferred Stock (the “Preferred Stock”). Specifically, based on the below analysis, the Company has concluded that (a) certain terms of the Preferred Stock constitute “embedded derivatives,” and must therefore be accounted for separately from the Preferred Stock, and (b) the rights to acquire additional Preferred Stock granted to the purchaser simultaneously with the issuance of the Preferred Stock constitute a warrant that must also be accounted for separately from the Preferred Stock. Accordingly, the Company has restated its financial statements to reflect this accounting treatment, as follows.
     On June 4, 2004, the Company issued 10,000 shares of Preferred Stock with a Stated Value of $1,000 per share to Fletcher International LTD (referred to below, together with any transferree of the Preferred Stock, as the “Holder”) in a private placement for $10,000,000 (“Stated Value”). (See Note 8 for a description of the Preferred Stock.) The Preferred Stock includes, among others, the following terms, which the Company has concluded constitute embedded derivatives:

•	Holder Conversion Option — The Preferred Stock is convertible into the Company’s common stock at the option of the holder at any time. The initial conversion price was $11.00 per common share, but was decreased to $8.0860 per common share due to a delay in the effectiveness of the registration statement relating to the Company’s common stock issuable upon conversion of the Preferred Stock and the subsequent failure to keep the registration statement effective in accordance with the agreement with the Holder. The Company may be required to further reduce the conversion price upon certain events such as the issuance of common stock at a price below the conversion price or if the Company fails to keep the registration statement current.

•	“Make Whole” Provision — In the event that the Company is party to one of several transactions classified as a “business combination,” upon consummation of the transaction, the Holder is entitled to receive (at the Holder’s election)
a)	the consideration to which the Holder would have been entitled had it converted the Preferred Stock into common stock immediately prior to consummation,

b)	the consideration to which the Holder would have been entitled had it redeemed the Preferred Stock for common stock immediately prior to consummation, or

c)	cash, initially equal to 160% of the aggregate redemption amount of the Preferred Stock less 5% of the redemption amount for each full year the Preferred Stock was outstanding.
     In addition, when the Company issued the Preferred Stock, it granted the holder the right (a “warrant”) to purchase up to 20,000 shares of additional Preferred Stock at a price of $1,000 per share. The additional Preferred Stock that will be issued if the Holder were to exercise the warrant is similar to the Preferred Stock initially issued, except the conversion price will be the greater of $8.0860 or 88.21% of the prevailing price of the common stock at the time of exercise. These rights are exercisable by the holder for a two-year period, beginning July 1, 2005, subject to extension by one day for each day the registration requirements are not met.
Embedded Derivatives

     Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The conversion option meets SFAS 133’s definition of an embedded derivative. In addition, the conversion option is not considered “conventional” because the number of shares received by the Holder upon exercise of the option could change under certain conditions. The conversion option is considered an equity derivative and its economic characteristics are not considered to be clearly and closely related to the economic characteristics of the Preferred Stock, which is considered more akin to a debt instrument than equity. Accordingly, SFAS 133 requires that this embedded derivative be accounted for separately from the Preferred Stock.
     Similarly, the embedded “make whole” provision also must be accounted for separately from the Preferred Stock. The “make whole” provision specifies if certain events (such as a business combination) that constitute a change of control occur, the Company may be required to settle the Preferred Stock at 160% of its face amount. Accordingly, the “make whole” provision meets SFAS 133’s definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Preferred Stock.
     Under SFAS 133, these two embedded derivatives are required to be bundled into a single derivative instrument and accounted for separately from the Preferred Stock at fair value.
Warrant
     Upon exercise of the warrant, the holder is entitled to receive preferred shares that are similar to the Preferred Stock. The preferred shares that the holder is entitled to receive may be redeemed, effectively “put” back to the Company, at a future date. Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), requires that a warrant which contains an obligation that may require the issuer to redeem the shares in cash, be classified as a liability and accounted for at fair value.
     The Company determined that the fair value of the combined embedded derivative at inception was $1,746,000 and the initial fair value of the warrant was $854,000. Because the Company did not historically account for these items separately, the accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been restated.
     The accounting adjustments decreased the amount of proceeds originally credited to the Preferred Stock by $2,600,000 and increased long-term liabilities by $1,746,000 for the embedded derivatives and $854,000 for the fair value of the warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized in earnings. In addition, the Company recognized a discount to the recorded value of the Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and warrant. This discount was accreted as a Preferred Stock dividend to increase the recorded balance of the Preferred Stock to its redemption value at its earliest possible redemption date (November 28, 2005).
     The embedded derivatives and warrant were valued at each fiscal quarter-end. The key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 30%-40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Preferred Stock in June 2004, to just under three years at December 31, 2005.
     The value of the make-whole provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year 3 and beyond. These assumptions were based on management’s estimates of the probability of a change in control event occurring.
     Since the dividend rate on the Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions as those used to value the compound derivative were used to value the warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes resulting from the registration rights agreement, an assumed volatility rate ranging from 30% to 40% and a risk-free rate based on the estimated life of the warrant.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements.

	As Previously
Year ended December 31, 2005 (in thousands, except per share data)	Reported	As Restated
Other income (loss)	$138	$1,430
Net loss	(3,474)	(2,182)
Dividends and accretion on Series B-1 Preferred Stock	(854)	(2,446)
Net loss attributable to common stockholders	(4,328)	(4,628)
Loss per common share – basic	$(0.16)	$(0.17)
Loss per common share – diluted	$(0.16)	$(0.17)

	As Previously
Year ended December 31, 2004 (in thousands, except per share data)	Reported	As Restated
Other income (loss)	$435	$1,021
Net loss	(30,413)	(29,495)
Dividends and accretion on Series B-1 Preferred Stock	(428)	(1,439)
Net loss attributable to common stockholders	(30,841)	(30,934)
Loss per common share – basic	$(1.12)	$(1.13)
Loss per common share – diluted	$(1.12)	$(1.13)

	As Previously
As of December 31, 2005 (in thousands)	Reported	As Restated
Derivative instruments – noncurrent liability	$—	$393
Total long-term liabilities	5,172	5,565
Accumulated deficit	(65,430)	(65,823)
Total stockholders’ equity	50,846	50,453

	As Previously
As of December 31, 2004 (in thousands)	Reported	As Restated
Derivative instruments – noncurrent liability	$—	$1,682
Total long-term liabilities	5,601	7,283
Accumulated deficit	(61,102)	(61,195)
Total stockholders’ equity	55,197	55,104

	As Previously
Year ended December 31, 2005 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net loss	$(3,474)	$(2,182)
Other, net	1,241	(52)

	As Previously
Year ended December 31, 2004 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net loss	$(30,413)	$(29,495)
Other, net	219	(698)
     The Company’s inability to timely file its Form 10Q for the third quarter of 2006 stemming from the need to file restated financial statements for prior periods to correct the accounting treatment for the Company’s Series B-1 Preferred Stock resulted in the Company failing to maintain an effective registration statement for the benefit of the holder of the Preferred Stock and losing its eligibility to register securities on Form S-3. Under the Company’s agreement with the holder of the Preferred Stock, if the holder requests a redemption of the Preferred Stock and the Company elects to redeem in common shares, the Company must issue registered common shares. If the Company cannot issue registered shares, then it must redeem for cash. Accordingly, there is the possibility that the Company may be required to fund any future redemptions in cash until it is again able to maintain an effective resale registration statement for the benefit of the holder of the Preferred Stock in accordance with the terms of the agreement governing the registration requirements.
     As of March 20, 2007, Series B-1 Preferred Stock of $6 million was outstanding and available for redemption. If the holder of the Preferred Stock currently demanded redemption, there exists substantial doubt that the Company would have sufficient cash to complete the redemption. As a result of this possibility, the Company is negotiating to increase its available line of credit should the funds be needed to effect any such potential redemption. However, no assurances can be given that the Company successfully will be able to increase the line of credit either timely or in sufficient amount.
3. Other Assets
     Other assets (current) consist of the following:

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

4. Furniture, Fixtures, Equipment and Software Development

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

5. Investment in Affiliates
     On June 25, 2004, the Company invested $625,000 and issued 63,562 shares of the Company’s common stock, with an approximate value of $500,000 at the time of issuance, and incurred approximately $162,000 of acquisition costs for an approximate 25% equity interest in Oasis Children’s Services, LLC (“Oasis”), a privately held company. Under the agreement, the Company guaranteed a minimum market value of the shares issued. Oasis sold all of the shares in the open market in December, 2005. The proceeds from the sale of the shares fell short of the guaranteed amount, requiring the Company to pay an additional $117,000 in cash.
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
6. Goodwill and Other Intangible Assets
     The following table summarizes the components of goodwill which is no longer subject to amortization:

	December 31,
	2005	2004
	(in thousands)
Gross carrying amount	$33,065	$33,070
Less accumulated amortization	1,559	1,559

	$31,506	$31,511

     The following table summarizes the change in the carrying amount of segment goodwill for the periods indicated:

	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Total
	(in thousands)
Balance as of January 1, 2004	$30,881	—	$8,699	$39,580
Net change from acquisitions	130	—	—	130
Impairments	—	—	(8,199)	(8,199)

Balance as of December 31, 2004	31,011	—	500	31,511
Other	(5)			(5)

Balance as of December 31, 2005	$31,006	—	$500	$31,506

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
     The following is a summary of other intangible assets:

	December 31, 2005			December 31, 2004
	(in thousands)
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subject to Amortization
Franchise costs	$283	$239	$44	$283	$212	$71
Publishing rights	1,761	757	1,004	1,761	684	1,077
Capitalized K-12 content	12,867	4,617	8,250	7,732	3,180	4,552
Trademark / tradename	338	254	84	338	193	145
Non-compete agreements	1,244	1,198	46	1,244	1,067	177
Customer lists	2,700	1,147	1,553	2,700	878	1,822
Capitalized course costs	1,610	701	909	1,151	444	707

	$20,803	$8,913	11,890	$15,209	$6,658	8,551

Not Subject to Amortization
Territorial marketing rights			1,481			1,481

			$13,371			$10,032

(in thousands)
Aggregate amortization expense:
Actual:
2003	1,625
2004	2,152
2005	2,255
Estimate for fiscal year:
2006	3,191
2007	3,097
2008	2,997
2009	1,389
2010	342
7. Line of Credit and Long-Term Debt
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
     The annual maturities of notes payable as of December 31, 2005 are approximately as follows:

Amount
As of December 31,	Maturing
(in thousands)
2006	$744
2007	750
2008	758
2009	765
2010	144

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

8. Series B-1 Preferred Stock
     On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5% (4.4% at December 31, 2005), subject to adjustment. Dividends are payable, at the Company’s option whether or not declared by the Board of Directors, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock to Fletcher, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00 subject to adjustment. As of December 31, 2005, the conversion price was $9.9275 per share, having been decreased in accordance with the agreement with Fletcher, because effectiveness of the registration statement relating to the Fletcher shares was delayed until December 28, 2004 (See Note 2).
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
     In addition, the Company granted Fletcher certain rights entitling Fletcher to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000. These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with Fletcher provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, the conversion price for any such additional series of preferred stock was reduced, and, as of December 31, 2005, was the greater of (1) $9.9275, or (2) 108.3% of the prevailing price of common stock at the time of exercise of the rights (See Note 2). These rights may be exercised by Fletcher on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances. The Agreement with Fletcher also provides that shares of additional preferred stock will also be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.
     The Series B-1 Preferred Stock also contains a “make whole” provision that indicates that if the Company is party to a certain acquisition, asset sale, capital reorganization or other transaction in which the power to cast the majority of the eligible votes at a meeting of the Company’s shareholders is transferred to a single entity or group, upon consummation of the transaction, the holder is entitled to receive (at the holder’s election)
a)	the consideration to which the holder would have been entitled had it converted the Series B-1 Preferred Stock into common stock immediately prior to consummation,

b)	the consideration to which the holder would have been entitled had it redeemed the Series B-1 Preferred Stock for common stock immediately prior to consummation, or

c)	cash, initially equal to 160% of the aggregate redemption amount of the Series B-1 Preferred Stock less 5% of the redemption amount for each full year the Series B-1 Preferred Stock was outstanding.
     During 2005 and 2004, cash dividends in the amount of $534,200 and $373,600, respectively were paid to the Series B-1 Preferred stockholder.
9. Commitments and Contingencies
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
     On August 29, 2005, Test Services, Inc. (“TSI”), a franchisee of the Company under ten separate franchise agreements, six of which expired on December 31, 2005, filed suit against the Company in the United States District Court for the District of Colorado. TSI alleged that the terms the Company offered for renewal of the franchise relationship did not comply with TSI’s contractual renewal rights. TSI sought declaratory relief and specific performance and unspecified damages as to the alleged breaches of the renewal provisions. TSI’s complaint also included claims that the Company had breached the existing franchise agreements with TSI in ways unrelated to the core renewal dispute. On November 29, 2005, the court granted the Company’s motion to dismiss all of TSI’s claims relating to the core renewal dispute. On December 31, 2005, the Company entered into a settlement in which: (1) TSI agreed to execute a new franchise agreement for each of its ten franchise territories with certain negotiated changes; (2) TSI paid the Company $1 million in cash; (3) the Company, TSI and TSI’s parent company agreed on certain terms regarding competitive activities by the parent company, a potential spin-off of TSI, and a Company option to acquire TSI at a formula value in certain circumstances; TSI agreed to increase royalty payments to the Company from 8% to 9-½% (beginning January 1, 2006); and (4) all litigation was dismissed with prejudice and the parties exchanged releases as to all matters except amounts payable in the ordinary course of business under the superseded franchise agreements.
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

10. Income Taxes
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
     A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2005, 2004 and 2003 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2005		2004		2003
	as restated		as restated
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	$1,181	34%	$4,660	34%	$(2,537)	34%
Effect of permanent differences and other	15	0%	39	0%	(121)	1%
Effect of state taxes	324	9%	726	5%	(498)	7%
Valuation allowance	(1,520)	(43)%	(22,132)	(161)%	0	0%

	$—	0%	$(16,707)	(122)%	$(3,156)	42%

11. Employee Benefits and Contracts
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
     A summary of the activity of the Stock Incentive Plan is as follows:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 31, 2002	2,413,362	$7.32
Granted at Market	429,236	$4.63
Forfeited	(170,330)	$7.79
Exercised	(124,205)	$4.69

Outstanding at December 31, 2003	2,548,063	$6.96
Granted at Market	1,098,473	$7.48
Forfeited	(167,107)	$7.60
Exercised	(120,926)	$6.19

Outstanding at December 31, 2004	3,358,503	$7.13
Granted at Market	224,900	$5.77
Forfeited	(282,503)	$7.57
Exercised	(2,406)	$4.96

Outstanding at December 31, 2005	3,298,494	$7.00
Exercisable at December 31, 2003	1,790,513	$6.84
Exercisable at December 31, 2004	2,134,059	$6.99
Exercisable at December 31, 2005	2,461,129	$7.02

     Stock options outstanding at December 31, 2005 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise	Options	Remaining	Average	Options	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.73–$2.29	99,904	4.25	$1.86	99,904	$1.86
$2.30–$7.31	1,100,715	8.04	$6.01	556,714	$5.51
$7.31–$7.39	984,467	4.25	$7.39	984,467	$7.39
$7.45–$8.30	900,414	7.22	$7.79	617,829	$7.82
$8.31 –$11.00	212,994	5.43	$9.39	202,215	$9.44

	3,298,494	6.40	$7.00	2,461,129	$7.02

          During 2001, the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded expense of approximately $98,000, and $151,000 for the years ended December 31, 2004 and 2003, respectively. Prior to 2005, these options were fully vested; therefore no expense was recorded in 2005.
12. Related Parties
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
13. Acquisitions
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
14. Segment Reporting
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

	Year Ended December 31, 2005
	(In thousands)
	Test
	Preparation		Admissions
	Services	K-12 Services	Services	Corporate	Total
Revenue	$87,310	$31,931	$11,252	$—	$130,493

Operating expenses (including depreciation and amortization)	$48,458	$19,143	$11,473	$6,071	$85,144

Segment operating income (loss)	10,708	(4,049)	(4,836)	(6,071)	(4,248)
Depreciation & amortization	1,853	2,853	1,725	1,251	7,682
Other (as restated)	—	1,191	(39)	1,268	2,420

Segment EBITDA	$12,561	$(5)	$(3,150)	$(3,552)	$5,854

Total segment assets	$50,355	$26,870	$13,972	$14,174	$105,371

Segment goodwill	$31,006	$—	$500	$—	$31,506

Expenditures for long lived assets	$1,275	$8,268	$1,636	$3,142	$14,322

	Year Ended December 31, 2004
	(In thousands)
	Test
	Preparation		Admissions
	Services	K-12 Services	Services	Corporate	Total
Revenue	$74,744	$27,957	$11,084	$—	$113,785

Operating expenses (including depreciation and amortization)	$42,858	$17,526	$21,813	$4,383	$86,580

Segment operating income (loss)	8,301	(3,349)	(14,017)	(4,383)	(13,448)
Depreciation & amortization	1,804	2,161	1,898	1,139	7,002
Other (as restated)	—	—	(67)	1,088	1,021

Segment EBITDA	$10,105	$(1,188)	$(12,186)	$(2,156)	$(5,425)

Total segment assets	$37,419	$21,867	$17,532	$30,823	$107,641

Segment goodwill	$31,011	$—	$500	$—	$31,511

Expenditures for long lived assets	$2,551	$3,385	$427	$2,639	$9,002

	Year Ended December 31, 2003
	(In thousands)
	Test
	Preparation		Admissions
	Services	K-12 Services	Services	Corporate	Total
Revenue	$71,719	$21,525	$11,218	$—	$104,462

Operating expenses (including depreciation and amortization)	$39,123	$13,986	$10,822	$1,703	$65,634

Segment operating income (loss)	11,787	(789)	(2,440)	(1,703)	6,855
Depreciation & amortization	1,522	1,594	1,760	1,161	6,037
Other	—	—	(32)	—	(32)

Segment EBITDA	$13,309	$805	$(712)	$(542)	$12,860

Total segment assets	$41,798	$20,189	$29,728	$29,982	$121,697

Segment goodwill	$30,881	$—	$8,699	$—	$39,580

Expenditures for long lived assets	$2,103	$2,644	$1,249	$1,493	$7,489

Reconciliation of operating income (loss) to net income (loss)

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
	As restated	As restated
Total income (loss) for reportable segments	$(4,248)	$(13,448)	$6,855
Unallocated amounts:
Interest expense, net	(354)	(361)	(607)
Other income	2,420	1,021	1,217
(Provision) benefit for income taxes	—	(16,707)	(3,156)

Net income (loss)	$(2,182)	$(29,495)	$4,309

15. Quarterly Results of Operations (Unaudited)
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

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share data)
	As Restated	As Restated	As Restated	As Restated		As Restated	As Restated	As Restated
Revenue
Test Preparation Services	$22,885	$20,630	$26,748	$17,047	$18,830	$18,163	$24,185	$13,566
K-12 Services	7,919	7,122	5,281	11,610	6,283	7,697	2,752	11,225
Admissions Services	2,794	2,045	2,767	3,646	2,834	2,587	2,665	2,998

Total revenue	33,598	29,797	34,796	32,302	27,947	28,447	29,602	27,789

Cost of revenue
Test Preparation Services	7,037	6,452	8,007	6,648	5,820	5,313	7,316	5,135
K-12 Services	4,245	3,183	2,934	6,476	3,664	3,005	2,711	4,304
Admissions Services	861	1,080	1,283	1,391	596	557	1,161	1,071

Total cost of revenue	12,143	10,715	12,224	14,515	10,080	8,875	11,188	10,510

Gross profit	21,455	19,082	22,572	17,787	17,867	19,572	18,414	17,279

Operating expenses
Selling, general and administrative	21,265	19,460	21,910	22,509	19,003	18,600	19,161	21,617
Impairment of investment	—	—	—	—	—	—	—	8,199

Total operating expenses	21,265	19,460	21,910	22,509	19,003	18,600	19,161	29,816

Income (loss) from operations	190	(378)	662	(4,722)	(1,136)	972	(747)	(12,537)

Net income (loss) attributed to common shareholders	$(194)	$(1,137)	$849	$(4,146)	$(706)	$118	$(1,141)	$(29,205)

Basic income (loss) per share (1)	$(0.01)	$(0.03)	$0.03	$(0.16)	$(0.03)	$0.01	$(0.03)	$(1.07)

Diluted income (loss) per share	$(0.01)	$(0.03)	$0.03	$(0.16)	$(0.03)	$0.01	$(0.03)	$(1.07)

Weighted average shares used in computing net income (loss) per share
Basic	27,570	27,570	27,571	27,570	27,391	27,430	27,497	27,559

Diluted	27,570	27,570	28,733	27,570	27,391	28,014	27,497	27,559

(1)	The sum of quarterly earnings (loss) per share does not equal the annual loss per share due to changes in average shares outstanfing.
16. Earnings (Loss) Per Share
          The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Weighted Average common shares outstanding
Basic	27,570	27,468	27,306
Net effect of dilutive stock options-based on the treasury stock method	—	—	152
Other	—	—	9

Diluted	27,570	27,468	27,467

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003

	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to	From	End of
	Period	Expense	Allowance(1)	Period
	(in thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2005	$1,290	$1,328	$(1,017)	$1,601
Year Ended December 31, 2004	$302	$1,521	$(533)	$1,290
Year Ended December 31, 2003	$527	$380	$(605)	$302
Valuation allowance for deferred tax assets
Year Ended December 31, 2005	$22,132	$1,520	—	$23,652
Year Ended December 31, 2004	—	$22,132	—	$22,132
Year Ended December 31, 2003	—	—	—	—

(1)	Consists primarily of amounts written off during the period.

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
     Based upon the evaluation of our Disclosure Controls, and in light of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting (as revised),” our CEO and CFO concluded that our Disclosure Controls were not effective, as of the end of the period covered by this Annual Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          Management’s Report on Internal Control over Financial Reporting (as revised)
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified the following material weakness in internal control over financial reporting, which existed as of December 31, 2005. In response to a comment letter from the Securities and Exchange Commission relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management determined that its controls over the accounting for certain embedded derivatives contained within the Preferred Stock and a related warrant, issued on June 4, 2004, were ineffective. This material weakness is attributed to inadequate training and technical expertise with respect to the application of Statement of Financial Accounting Standards No. 133,

     “Accounting for Derivative Instruments and Hedging Activities”, as amended, and related accounting guidance, as well as insufficient documentation of policies and procedures.
     As a result of this material weakness, a restatement of the Company’s consolidated financial results for 2005 and 2004 and the quarterly periods for 2006, 2005 and the second and third quarters of 2004 was necessary. Management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005. Management’s revised assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
     Changes in Internal Control over Financial Reporting
     As described in Item 9A of the Company’s Amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2004, dated May 2, 2005, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting and identified three material weaknesses in internal control over financial reporting as of December 31, 2004. These material weaknesses were identified in the areas of capitalized software development costs, the financial statement close process and revenue recognition. During the period covered by this report, including the most recent quarter, the Company continued its remediation efforts which included the following:
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
     As a result of these efforts, the previously identified material weaknesses in internal control over financial reporting have been remediated as of December 31, 2005. We are continuing to actively assess and evaluate our most critical business and accounting processes to identify further enhancements and improvement opportunities.
     Other than the remedial actions described above, management believes that no change in internal control over financial reporting occurred during 2005 that materially affected, or is reasonable likely to materially affect, such internal control over financial reporting.
     As for the material weakness identified at December 31, 2005, management has implemented the following remedial actions:
•	Improving training, education and accounting review designed to ensure that all relevant employees involved in future derivatives transactions understand and apply the appropriate accounting in compliance with SFAS 133, as amended, and related accounting guidance; and

•	Establishing written policies and procedures along with control matrices to support and ensure proper reporting of future derivatives and hedging activities; and

•	Retesting our internal financial controls with respect to derivative accounting and hedging activity affected by the restatement to ensure continued compliance with SFAS 133.

             Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Princeton Review, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), that The Princeton Review, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company’s material weakness relating to its internal controls over the accounting for certain embedded derivatives contained within its Convertible, Redeemable Series B-1 Preferred Stock and a related warrant, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our report dated March 13, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for certain embedded derivatives contained within its Convertible, Redeemable Series B-1 Preferred Stock and a related warrant existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised), to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness related to its internal controls over the accounting for certain embedded derivatives contained within its Convertible, Redeemable Series B-1 Preferred Stock and a related warrant, which is primarily attributed to inadequate training and technical expertise with respect to the relevant generally accepted accounting principles and insufficient documentation of policies and procedures
     The material weakness resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2005 and 2004, and for each of the two years in the period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements and this report does not affect our report dated March 13, 2006, except for Note 2, as to which the date is March 22, 2007, on those consolidated financial statements (as restated).

     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.
/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2006, except for the effects of the
material weakness described in the sixth paragraph above,
as to which the date is March 22, 2007
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
     3. Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number		Description
2.1	—	Conversion and Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., the Non-Voting Members of Princeton Review Publishing L.L.C., John S. Katzman and TPR Holdings, Inc. (1)

2.2	—	RH Contribution Agreement, dated as of March 31, 2000, by and among Random House TPR, Inc., Random House, Inc., The Princeton Review, Inc., John S. Katzman, and TPR Holdings, Inc. (1)

2.3	—	TPR Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., each of the persons listed on Schedule I attached to the agreement and TPR Holdings, Inc. (1)

2.4	—	Option Agreement, dated as of May 30, 2000, by and among Princeton Review Operations, L.L.C., Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc. (1)

2.5	—	Option Agreement Amendment, dated as of December 14, 2000, by and between Princeton Review Operations, L.L.C., Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc. (1)

2.6	—	Option Agreement, dated as of October 18, 2000, by and among Princeton Review Operations, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell. (1)

2.7	—	Option Agreement, dated as of December 15, 2000, by and between Princeton Review Operations, L.L.C. and The Princeton Review Peninsula, Inc. (1)

2.8	—	Asset Purchase Agreement, dated as of January 18, 2001, by and among Princeton Review Boston, Inc., Princeton Review New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C., and Princeton Review Management, L.L.C. (1)

2.9	—	Closing Agreement, dated as of March 2, 2001, by and among Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.8.1 to our Registration Statement on Form S-1 (File No. 333-43874) which was declared effective on June 18, 2001 (the “Form S-1”)).

2.10	—	Promissory Note, dated as of March 2, 2001, made by Princeton Review Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $3,125,000 (incorporated herein by reference to Exhibit 2.9 to our Form S-1).

2.11	—	Promissory Note, dated as of March 2, 2001, made by Princeton Review Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $500,000 (incorporated herein by reference to Exhibit 2.10 to our Form S-1).

2.12	—	Asset Purchase Agreement, dated as of March 6, 2001, by and among The Princeton Review Peninsula, Inc., the Hirsch Living Trust, Pamela N. Hirsch, Myles E. Hirsch, Frederick Sliter, Princeton Review Operations, L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.11 to our Form S-1).

2.13	—	Asset Purchase Agreement, dated June 18, 2001, among Princeton Review Operations, L.L.C., Princeton Review Management, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on August 8, 2001 (the “2001 Second Quarter Form 10-Q”)).

2.14	—	Subordinated Promissory Note, dated June 18, 2001, made by Princeton Review Operations, L.L.C. in favor of T.S.T.S., Inc., in the principal amount of $1,475,000 (incorporated herein by reference to Exhibit 10.2 to our 2001 Second Quarter Form 10-Q).

2.15	—	Asset Purchase Agreement, dated as of October 1, 2001, by and among The Princeton Review, Inc., Princeton Review Publishing, L.L.C. and Embark.com, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on October 9, 2001 (the “Form 8-K”)).

3.1	—	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Form S-1).

3.2	—	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3.1 to our Form S-1).

4.1	—	Form of Specimen Common Stock Certificate (1).

4.2	—	Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 9, 2004)

Exhibit
Number		Description
10.1	—	Stockholders Agreement, dated as of April 1, 2000, by and among The Princeton Review, Inc., and its stockholders (1).

10.2	—	Stock Purchase Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P. (1).

10.3	—	Joinder Agreement, dated April 18, 2000, to the Stockholders Agreement dated April 1, 2000, among stockholders of The Princeton Review, Inc. (1).

10.4	—	Investor Rights Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P. (1).

10.5	—	The Princeton Review, Inc. 2000 Stock Incentive Plan, March 2000 (1).

10.6	—	Amendment to The Princeton Review, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.1 to our Form S-1).

10.7	—	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.8	—	Software Purchase Agreement, dated as of June 23, 1998, by and between Learning Company Properties and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.10 to our Form S-1).

10.9	—	The Princeton Review Executive Compensation Policy Statement, as amended (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	—	Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.11	—	Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.12	—	Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.13	—	Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.14	—	Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.15	—	Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the Securities and Exchange Commission on May 14, 2002 (the “2002 First Quarter Form 10-Q”).

10.16	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis (incorporated by reference to Exhibit 10.2 to our 2002 First Quarter Form 10-Q).

10.17	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Steve Quattrociocchi (incorporated by reference to Exhibit 10.3 to our 2002 First Quarter Form 10-Q).

10.18	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Bruce Task (incorporated by reference to Exhibit 10.4 to our 2002 First Quarter Form 10-Q).

10.19	—	Employment Agreement, dated as of October 15, 2001, by and between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.61 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.20	—	Office Lease by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord, and Princeton Review Publishing, L.L.C., as Tenant (incorporated herein by reference to Exhibit 10.35 to our Form S-1).

10.21	—	Agreement, dated September 1, 1998, by and between The Educational and Professional Publishing Group, a unit of the McGraw-Hill Companies, Inc., and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.36 to our Form S-1).(2)

10.22	—	Franchise Agreement, dated as of July 1, 1986, by and between The Princeton Review Management Corp. and Lloyd Eric Cotsen (Lecomp Company, Inc.) (incorporated herein by reference to Exhibit 10.39 to our Form S-1).

10.23	—	Franchise Agreement, dated as of September 13, 1986, by and between The Princeton Review Management Corp. and Robert Case, Richard McDugald and Kevin Campbell (Test Services, Inc.) (incorporated herein by reference to Exhibit 10.40 to our Form S-1).

Exhibit
Number		Description
10.24	—	Addendum to the Franchise Agreement, dated as of May 31, 1995, by and between The Princeton Review Management Corp. and the persons and entities listed on the Franchisee Joinders (incorporated herein by reference to Exhibit 10.41 to our Form S-1).

10.25	—	Formation Agreement, dated as of May 31, 1995, by and among The Princeton Review Publishing Company, L.L.C., The Princeton Review Publishing Co., Inc., the Princeton Review Management Corp. and the independent franchisees (incorporated herein by reference to Exhibit 10.42 to our Form S-1).

10.26	—	Distance Learning Waiver, dated as of June 21, 2000, by and between Princeton Review Management, L.L.C. and Lecomp, Inc. (incorporated herein by reference to Exhibit 10.44 to our Form S-1).

10.27	—	Pledge and Security Agreement, dated as of September 19, 2000, by and between Steven Hodas and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.45 to our Form S-1)

10.28	—	Promissory Note, dated as of September 19, 2000, made by Steven Hodas in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.46 to our Form S-1).

10.29	—	Non-Recourse Promissory Note, dated August 15, 2001, made by Bruce Task in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2001, filed with the Securities and Exchange Commission on November 13, 2001 (the “2001 Third Quarter Form 10-Q”)).

10.30	—	Pledge and Security Agreement, dated as of August 15, 2001, by and between Bruce Task and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.2 to our 2001 Third Quarter Form 10-Q).

10.31	—	Non-Recourse Promissory Note, dated November 27, 2001, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.53 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.32	—	Pledge and Security Agreement, dated as of November 27, 2001, by and between Mark Chernis and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.33	—	Non-Recourse Promissory Note, dated March 7, 2002, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.55 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.34	—	Agreement, dated as of May 28, 2004, by and between The Princeton Review, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 9, 2004).

10.35	—	Lease, dated as of August 1, 2004, by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord and The Princeton Review, Inc., as Tenant. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2004, filed with the Securities and Exchange Commission on November 9, 2004).

10.36	—	Amendment to Employment Agreement, dated September 12, 2005, between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2006).

10.37	—	Employment Agreement, dated September 9, 2005, between The Princeton Review, Inc. and Andrew Bonanni (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2006).

10.38	—	Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co.(*)

21.1	—	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2004)

23.1	—	Consent of Ernst & Young LLP.(**)

24.1	—	Powers of Attorney(*)

31.1	—	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)

31.2	—	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(**)

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(**)

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

(*)	Previously filed with original Annual Report on Form 10-K.

(**)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2007.

The Princeton Review, Inc.

By:	/s/ Stephen Melvin

Stephen Melvin
Chief Financial Officer and
Treasurer