Form 10-Q/A
period 2006-03-31
PRINCETON REVIEW INC
filed 2007-03-23
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     The Princeton Review, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 to restate its consolidated financial statements and related financial information to correct an error in the Company’s accounting and disclosures for its Convertible, Redeemable Series B-1 Preferred Stock issued on June 4, 2004 (the “Preferred Stock”). On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s method of accounting for the Preferred Stock must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of the Preferred Stock in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. While we have concluded that the Preferred Stock was properly accounted for as “Mezzanine Equity” consistent with generally accepted accounting principles (GAAP), the Company did not properly account for certain derivatives embedded within the Preferred Stock and associated rights to acquire additional shares of preferred stock that were granted simultaneously with the issuance of the Preferred Stock. Under GAAP, these embedded derivatives and rights are required to be recorded as liabilities at fair value, and adjusted to their fair values in subsequent periods. Accordingly, we are restating our financial statements to reflect this accounting treatment.
     These non-cash adjustments will not have any impact on our previously reported revenue or net cash flows.
     This Amendment to our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, initially filed with the SEC on May 10, 2006 (the “Original Filing”), is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at March 31, 2006 and December 31, 2005, and (ii) the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005, and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment.
          The information contained in this Amendment, including the financial statements and the notes thereto, amends only Items 1, 2, and 4 of the Original Filing, in each case to reflect only the restatement discussed herein. No other information in the Original Filing is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment. As discussed in Item 4, Controls and Procedures (as restated), management identified a control deficiency that relates to the restatement that, under the circumstances, constitutes a material weakness.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As Restated

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,143	$8,002
Accounts receivable, net of allowance of $2,126 in 2006 and $1,601 in 2005	24,518	22,493
Accounts receivable-related parties	542	1,591
Other receivables, principally related parties	728	813
Inventory	2,828	2,798
Prepaid expenses	2,467	2,229
Other current assets	1,310	1,307

Total current assets	35,536	39,233
Furniture, fixtures, equipment and software development, net	16,074	16,155
Goodwill	31,506	31,506
Investment in affiliates	1,873	1,938
Other intangibles, net	13,717	13,371
Other assets	3,753	3,168

Total assets	$102,459	$105,371

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$8,931	$10,449
Accrued expenses	9,634	10,826
Current maturities of long-term debt	1,469	1,530
Deferred income	18,438	16,548

Total current liabilities	38,472	39,353
Deferred rent	2,408	2,327
Long-term debt	2,681	2,845
Fair value of derivatives and warrant	332	393
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2006 and 10,000 shares issued and outstanding at December 31, 2005	10,000	10,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,572,172 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	276	276
Additional paid-in capital	116,449	116,279
Accumulated deficit	(67,887)	(65,823)
Accumulated other comprehensive loss	(272)	(279)

Total stockholders’ equity	48,566	50,453

Total liabilities and stockholders’ equity	$102,459	$105,371

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
As Restated

	Three Months Ended
	March 31,
	2006	2005
Revenue
Test Preparation Services	$25,033	$22,885
K-12 Services	6,873	7,919
Admissions Services	3,174	2,794

Total revenue	35,080	33,598

Cost of revenue
Test Preparation Services	7,845	7,037
K-12 Services	4,726	4,023
Admissions Services	1,290	773

Total cost of revenue	13,861	11,833
Gross Profit	21,219	21,765

Operating expenses	23,089	21,575

Loss from operations	(1,870)	190
Interest income (expense)	(31)	(271)
Other income (expense)	60	510
Equity in the income (loss) of affiliates	(67)	(67)

Loss before income taxes	(1,908)	362
(Provision) benefit for income taxes	—	—

Net loss	(1,908)	362
Dividends and accretion on Series B-1 Preferred Stock	(157)	(556)

Loss attributed to common stockholders	$(2,065)	$(194)

Basic and diluted loss per share	$(0.07)	$(0.01)

Weighted average shares used in computing loss per share	27,572	27,570

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
As Restated

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,908)	$362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	451	400
Amortization	1,661	1,336
Bad debt expense	762	165
Write-off of inventory	166	—
Stock based compensation	170	—
Other, net	41	(692)
Net change in operating assets and liabilities:
Accounts receivable	(1,654)	(2,202)
Inventory	(196)	131
Prepaid expenses	(238)	342
Deferred book and software development costs	(846)	515
Other assets	(74)	326
Accounts payable and accrued expenses	(2,711)	(659)
Deferred income	1,890	(3,145)

Net cash used by operating activities	(2,486)	(3,121)

Cash flows from investing activities:
Purchases of furniture, fixtures, equipment and software development	(1,366)	(1,931)
Payment of related party loan	133	—
Note receivable	250	250
Additions to capitalized K-12 content, capitalized course costs	(1,010)	(587)

Net cash used in investing activities	(1,993)	(2,268)

Cash flows from financing activities:
Proceeds (payments) from revolving credit facility	—	(2,000)
Capital lease payments	(223)	(168)
Dividends on Series B-1 Preferred Stock	(157)	(125)
Proceeds from exercise of options	—	7

Net cash used in financing activities	(380)	(2,286)

Net decrease in cash and cash equivalents	(4,859)	(7,675)
Cash and cash equivalents, beginning of period	8,002	19,197

Cash and cash equivalents, end of period	$3,143	$11,522

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (As Restated)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly-owned subsidiaries, The Princeton Review Canada Inc. and Princeton Review Operations L.L.C., as well as the Company’s national advertising fund (together, the “Company”).
     These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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

Three Months
Ended
March 31, 2005
(In thousands,
except per share
amounts) As restated
Loss attributed to common stockholders, as reported	$(194)
Total stock-based employee compensation expense determined under fair-value based method for all award, net of related tax effects	(513)

Pro forma net loss attributed to common stockholders	$(707)

Net loss per share:
Basic and diluted, as reported	$(0.01)

Basic and diluted, pro forma	$(0.03)

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
     Other recently issued accounting pronouncements include the following:
•	Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period ” (October 2005);

•	FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (November 2005);

•	FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (November 2005); and,

•	FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (February 2006).

•	The Company does not expect these pronouncements to have a significant impact on its consolidated financial statements.
Use of Estimates

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, amortization lives assigned to intangible assets, fair value of assets and liabilities and money back guarantees. Actual results could differ from those estimated.
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
     On June 4, 2004, the Company issued 10,000 shares of Preferred Stock with a Stated Value of $1,000 per share to Fletcher International LTD (referred to below, together with any transferree of the Preferred Stock, as the “Holder”) in a private placement for $10,000,000 (“Stated Value”). (See Note 5 for a description of the Preferred Stock.) The Preferred Stock includes, among others, the following terms, which the Company has concluded constitute embedded derivatives:
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
Embedded Derivatives
          Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The conversion option meets SFAS 133’s definition of an embedded derivative. In addition, the conversion option is not considered “conventional” because the number of shares received by the Holder upon exercise of the option could change under certain conditions. The conversion option is considered an equity derivative and its economic characteristics are not considered to be clearly and closely related to the economic characteristics of the Preferred Stock, which is a considered more akin to a debt instrument than equity. Accordingly, SFAS 133 requires that this embedded derivative be accounted for separately from the Preferred Stock.

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
     The Company determined that the fair value of the combined embedded derivatives at inception was $1,746,000 and the initial fair value of the warrant was $854,000. Because the Company did not historically account for these items separately, the accompanying consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 have been restated.
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
     The embedded derivatives and warrant were valued at each fiscal quarter-end. The key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25% - 40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Preferred Stock in June 2004, to just under three years at March 31, 2006.
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
     Since the dividend rate on the Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumption as those used to value the compound derivative were used to value the warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes resulting from the registration rights agreement, an assumed volatility rate ranging from 25% - 40% and a risk-free rate based on the estimated life of the warrant.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements.

	As Previously
Three Months ended March 31, 2006 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$—	$60
Net loss	(1,968)	(1,908)
Net loss attributable to common stockholders	(2,125)	(2,065)
Loss per common share — basic and diluted	$(0.08)	$(0.07)

	As Previously
Three Months ended March 31, 2005 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$41	$510
Net income (loss)	(145)	362
Dividends and accretion on Series B-1 Preferred Stock	(195)	(556)
Net loss attributable to common stockholders	(340)	(194)

	As Previously
As of March 31, 2006 (in thousands)	Reported	As Restated
Derivative instruments — noncurrent liability	$—	$332
Total long-term liabilities	5,089	5,421
Accumulated deficit	(67,555)	(67,887)
Total stockholders’ equity	48,898	48,566

	As Previously
As of December 31, 2005 (in thousands)	Reported	As Restated
Derivative instruments — noncurrent liability	$—	$393
Total long-term liabilities	5,172	5,565
Accumulated deficit	(65,430)	(65,823)
Total stockholders’ equity	50,846	50,453

	As Previously
Three Months ended March 31, 2006 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net loss	$(1,968)	$(1,908)
Other, net	101	41

	As Previously
Three Months ended March 31, 2005 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net income (loss)	$(145)	$362
Other, net	(185)	(692)
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

	Three Months Ended March 31,
	2006	2005
Assumptions
Expected volatility	44%	59
Expected dividends	0%	0
Expected term (in years)	5.0	5.0
Risk-free rate	5.00%	4.25%
A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended is presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Term	($000)
Outstanding at January 1, 2006	3,298,494	$7.00
Granted	10,500	$5.18
Forfeited	(47,774)	$7.41
Exercised	—	$0.00

Outstanding at March 31 2006	3,261,220	$6.99	6.06	$1,055

Exercisable at March 31, 2006	2,134,059	$6.99	4.53	$870

          The weighted average fair value of options granted during the three months ended March 31, 2006 was $3.89. No options were exercised during the three months ended March 31, 2006.
          A summary of the status of the Company’s nonvested options as of March 31, 2006 and changes during the period ended March 31, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at January 1, 2006	484,449	$3.09
Granted	10,500	$5.18
Vested	(41,165)	$2.95
Forfeited	(12,565)	$4.47

Nonvested at March 31, 2006	441,219	$3.17

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
5. Series B-1 Preferred Stock
          On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5% (6.3% at March 31, 2006), subject to adjustment. Dividends are payable, at the Company’s option whether or not declared by the Board of Directors, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock to Fletcher, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. As of March 31, 2006, the conversion price was $9.9275 per share, having been decreased in accordance with the agreement with Fletcher, because effectiveness of the registration statement relating to the Fletcher shares was delayed until December 28, 2004 (See Note 2).
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
          In addition, the Company granted Fletcher certain rights entitling Fletcher to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000. These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with Fletcher provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, the conversion price for any such additional series of preferred stock was reduced, and, as of March 31, 2006 was the greater of (1) $9.9275, or (2) 108.3% of the prevailing price of common stock at the time of exercise of the rights (See Note 2). These rights may be exercised by Fletcher on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances. The Agreement with Fletcher also provides that shares of additional preferred stock will also be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.
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
     For the three months ended March 31, 2006 and 2005, dividends of approximately $157,000 and $125,000 were paid to the Series B-1 Preferred Stockholder, respectively.
     See Footnote 9, Subsequent Events, Notice of Partial Redemption of Preferred Stock.
6. Segment Information
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

	Three Months Ended March 31, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$25,033	$6,873	$3,174	$—	$35,080

Operating expense (including depreciation and amortization)	12,454	4,121	2,250	4,264	23,089

Operating income (loss)	4,733	(1,974)	(365)	(4,264)	(1,870)
Depreciation and amortization	504	812	486	310	2,112
Other income (expense) (as restated)	—	—	—	(6)	(6)

Segment EBITDA	$5,237	$(1,162)	$121	$(3,960)	$236

Total segment assets	$55,045	$24,506	$8,183	$14,725	$102,459

Segment goodwill	$31,006	$—	$500	$—	$31,506

Expenditures for long lived assets	$355	$1,061	$225	$801	$2,442

	Three Months Ended March 31, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$22,885	$7,919	$2,794	$—	$33,598

Operating expense (including depreciation and amortization)	9,785	4,651	2,827	4,311	21,574

Operating income (loss)	6,062	(754)	(807)	(4,311)	190
Depreciation and amortization	468	585	388	295	1,736
Other income (expense) (as restated)	—	—	—	444	444

Segment EBITDA	$6,530	$(169)	$(419)	$(3,572)	$2,370

Total segment assets	$45,370	$22,772	$15,413	$17,839	$101,394

Segment goodwill	$31,011	$—	$500	$—	$31,511

Expenditures for long lived assets	$43	$3,426	$436	$529	$4,434

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended March 31,
	2006	2005
	As restated
Total income (loss) from reportable segments	$(1,870)	$190
Unallocated amounts:
Interest income (expense)	(31)	(271)
Other income (expense)	60	510
Equity in loss of affiliate	(67)	(67)

Net income (loss)	$(1,908)	$362

7. Earnings (Loss) Per Share
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
8. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three-months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	As restated
Net income (loss) attributable to common stockholders	$(2,065)	$(194)
Foreign currency translation adjustment	7	(5)

Total comprehensive income (loss)	$(2,058)	$(199)

9. Subsequent Events
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
Restatement of Financial Statements
          On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s method of accounting for the Preferred Stock must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of the Preferred Stock in response to a comment letter from the Staff of the Division of Corporation Finance of the SEC relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. While we have concluded that the Preferred Stock was properly accounted for as “Mezzanine Equity” consistent with GAAP, the Company did not properly account for certain derivatives embedded within the Preferred Stock and associated rights to acquire additional shares of preferred stock that were granted simultaneously with the issuance of the Preferred Stock. Under GAAP, these embedded derivatives and rights are required to be recorded as liabilities at fair value, and adjusted to their fair values in subsequent periods. Accordingly, we are restating our financial statement to reflect this accounting treatment.

          As a result of the restatement, a gain (loss) on derivative instruments was recorded for the three months ended March 31, 2006 and 2005 of 60,000 and $510,000, respectively. The restatement increased (decreased) reported net loss per common share by $0.01 and $0.00 for the three months ended March 31, 2006 and 2005, respectively.
          These non-cash adjustments will not have any impact on our previously reported net cash flows, sales, operating income or our compliance with any financial covenant under our revolving credit facility.
          Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” under Notes to Condensed Consolidated Financial Statements included in Part I, “Financial Information” of this Form 10-Q/A.
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
Operating Expenses
     For the three months ended March 31, 2006 operating expenses, increased by $1.5 million, or 7.0%, from $21.6 million in 2005 to $23.1 million in 2006:
•	Test Preparation Services increased by $2.6 million, or 28.3%, from $9.3 million in 2005 to $11.9 million in 2006. Significant drivers relate to SES support costs, which were higher by $1.1 million. In addition, legal and recruitment expense was higher by approximately $200,000 and bad debt increased by approximately $400,000.
•	Admissions Services decreased by $676,000, or 27.7%, from $2.4 million in 2005 to $1.8 million in 2006. This reduction is driven by the reclassification of technology operations and counseling costs to cost of revenues (from operating expenses in 2005) totaling approximately $700,000. These were partially offset by a $200,000 increase in bad debt expense and $100,000 increase in corporate allocations and decrease in rent and travel related costs at approximately $200,000.
•	K-12 Services decreased by $558,000, or 12.8%, from $4.4 million in 2005 to $3.8 million in 2006. This decrease is driven by lower salaries of approximately $300,000 and approximately $200,000 in additional reclassifications to cost of revenue (due to higher labor utilization).
•	Corporate Services decreased by $100,000 or 1.5%, from $4.0 million in 2005 to $3.9 million in 2006. This decrease relates to a decrease of approximately $700,000 in professional services, offset by increased salaries of $500,000.
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
Other Income (Expenses), net
      For the three months ended March 31, 2006, other income decreased by $450,000, or 88%, from $510,000 in 2005 to $60,000 in 2006. This was principally due to lower income from the change in the fair value of derivatives and warrant.
Dividends and Accretion on Series B-1 Preferred Stock
     The Series B-1 Preferred Stock was accreted to its full redemption value in 2005.
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
     On April 10, 2006, we secured a $6 million revolving line of credit to support our working capital requirements. This credit line, combined with our current cash balances and operating cash flow will be sufficient to cover our normal operating requirements for the next 12 months as we implement a number of restructuring initiatives designed to significantly improve operating cash flow. For a description of our line of credit, see Note 8 to our condensed consolidated financial statements included in this Form 10-Q/A. We are also considering increasing our borrowing capacity by another $5 million to $10 million to provide additional flexibility as we continue to implement our restructuring initiatives.
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
Conclusions
          In our Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 10, 2006, management concluded that the Disclosure Controls were effective as of March 31, 2006. Subsequently, and as more fully described in Item 9A of the Company’s Amendment to its 2005 Annual Report on Form 10-K/A, dated March 23, 2007 (“Form 10-K/A”), management identified a material weakness in internal control over financial reporting which existed as of December 31, 2005. This material weakness was identified in the area of derivative financial instruments in response to a comment letter from the SEC. As a result of this material weakness, a restatement of the Company’s consolidated financial results for the quarterly period ended March 31, 2006 was necessary. Accordingly, our CEO and CFO have revised their earlier evaluation and concluded that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
          No change in internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonable likely to materially affect, such internal control over financial reporting.

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

2005 Cash
Name and Principal Position	Bonus Award
Mark Chernis, President and Chief Operating Officer	$52,451
Andrew J. Bonanni, Chief Financial Officer and Treasurer	20,913
Stephen Quattrociocchi, Executive Vice President, Test Preparation Services Division	22,537
Margot Lebenberg, Executive Vice President, General Counsel and Secretary	67,594
Young Shin, Executive Vice President, Admissions Services Division	26,735
Robert Cohen, Senior Vice President, Special Projects	47,200
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

	Number of Stock	Deferred Stock
Name and Principal Position	options Granted (1)	Grant (shares) (2)
Mark Chernis, President and Chief Operating Officer	34,900	19,000
Andrew J. Bonanni (3), Chief Financial Officer and Treasurer	20,050	10,900
Stephen Quattrociocchi, Executive Vice President, Test Preparation Services Division	15,000	8,150
Margot Lebenberg, Executive Vice President, General Counsel and Secretary	13,500	7,350
Young Shin, Executive Vice President, Admissions Services Division	11,100	6,050

(1)	Exercise price of $6.20 per share.

(2)	The actual number of shares that could be awarded at the end of the performance period will range between 50% and 200% of this target based upon the actual attainment by the company of earnings per share and return on assets.

(3)	Mr. Bonanni has agreed to relinquish 40,000 options granted to him in 2005 in exchange for the above grants.

Item 6. Exhibits

Exhibit Number	Description
10.39	Credit Agreement, dated April 10, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C., lenders who become signatory from time to time, and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on April 14, 2006).

10.40	Security Agreement, dated April 10, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C. and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on April 14, 2006).

10.41	Employment Agreement, dated April 26, 2004, between The Princeton Review, Inc. and Margot Lebenberg. (*)

10.42	Employment Agreement, dated February 18, 2003, between The Princeton Review, Inc. and Young Shin. (*)

10.43	Indemnification Agreement, dated December 14, 2004, between The Princeton Review, Inc. and Margot Lebenberg. (*)

10.44	The Princeton Review, Inc. Bonus Policy for G-0 Employees for Calendar Year 2006. (*)

10.45	Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003). (*)

10.46	Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003). (*)

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

(*)	Previously filed with original Quarterly Report on SEC Form 10-Q.

(**)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.
By:	/s/ STEPHEN MELVIN
Stephen Melvin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

March 23, 2007