Form 10-Q/A
period 2006-06-30
PRINCETON REVIEW INC
filed 2007-03-23
CIK 1113668

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

EXPLANATORY NOTE
     The Princeton Review, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006 to restate its consolidated financial statements and related financial information to correct an error in the Company’s accounting and disclosures for its Convertible, Redeemable Series B-1 Preferred Stock issued on June 4, 2004 (the “Preferred Stock”). On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s method of accounting for the Preferred Stock must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of the Preferred Stock in response to a comment letter from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. While we have concluded that the Preferred Stock was properly accounted for as “Mezzanine Equity” consistent with generally accepted accounting principles (GAAP), the Company did not properly account for certain derivatives embedded within the Preferred Stock and associated rights to acquire additional shares of preferred stock that were granted simultaneously with the issuance of the Preferred Stock. Under GAAP, these embedded derivatives and rights are required to be recorded as liabilities at fair value, and adjusted to their fair values in subsequent periods. Accordingly, we are restating our financial statements to reflect this accounting treatment.
     These non-cash adjustments will not have any impact on our previously reported revenue or net cash flows.
     This Amendment to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006, initially filed with the SEC on August 9, 2006 (the “Original Filing”), is being filed to reflect restatements of (i) the Company’s consolidated balance sheets at June 30, 2006 and December 31, 2005, and (ii) the Company’s consolidated statements of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2006 and 2005, and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
As Restated

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$7,327	$8,002
Accounts receivable, net of allowance of $1,021 in 2006 and $1,601 in 2005	23,647	22,493
Accounts receivable-related parties	1,630	1,591
Other receivables, principally related parties	2,053	813
Inventory	3,094	2,798
Prepaid expenses	1,660	2,229
Other current assets	1,785	1,307

Total current assets	41,196	39,233
Furniture, fixtures, equipment and software development, net	15,108	16,155
Goodwill	31,506	31,506
Investment in affiliates	1,889	1,938
Other intangibles, net	12,946	13,371
Other assets	4,873	3,168

Total assets	$107,518	$105,371

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$10,000	$—
Accounts payable	4,645	10,449
Accrued expenses	11,374	10,826
Current maturities of long-term debt	2,761	1,530
Deferred income	21,827	16,548

Total current liabilities	50,607	39,353
Deferred rent	2,473	2,327
Long-term debt	896	2,845
Fair value of derivatives and warrant	111	393
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at June 30, 2006 and 10,000 shares issued and outstanding at December 31, 2005	6,000	10,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,574,512 and 27,572,172	276	276
issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—
Additional paid-in capital	116,590	116,279
Accumulated deficit	(69,132)	(65,823)
Accumulated other comprehensive loss	(303)	(279)

Total stockholders’ equity	47,431	50,453

Total liabilities and stockholders’ equity	$107,518	$105,371

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)
As Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Test Preparation Services	$21,682	$20,630	$46,745	$43,528
K-12 Services	9,828	7,122	16,701	15,041
Admissions Services	2,517	2,045	5,691	4,839

Total revenue	34,027	29,797	69,137	63,408

Cost of revenue
Test Preparation Services	7,448	6,458	15,265	13,475
K-12 Services	4,830	2,935	9,584	7,003
Admissions Services	1,496	1,009	2,786	1,783

Total cost of revenue	13,774	10,402	27,635	22,261
Gross Profit	20,253	19,395	41,502	41,147

Operating expenses	21,018	19,772	44,137	41,335

Loss from operations	(765)	(377)	(2,635)	(188)
Interest income (expense)	(192)	3	(222)	(266)
Other income (expense)	(156)	32	(96)	542
Equity in the income (loss) of affiliates	16	(94)	(51)	(161)

Loss before income taxes	(1,097)	(436)	(3,004)	(73)
(Provision) benefit for income taxes	—	—	—	—

Net loss	(1,097)	(436)	(3,004)	(73)
Dividends and accretion on Series B-1 Preferred Stock	(147)	(701)	(305)	(1,259)

Loss attributed to common stockholders	$(1,244)	$(1,137)	$(3,309)	$(1,332)

Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.12)	$(0.05)

Weighted average shares used in computing loss per share	27,574	27,570	27,574	27,570

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)
As Restated

	Six Months Ended June 30,
	2006	2005
Cash flows provided by (used for) operating activities:
Net income (loss)	$(3,004)	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,190	834
Amortization	3,413	2,783
Bad debt expense	562	145
Write-off of deferred financing costs	—	117
Write-off of inventory	265	—
Deferred rent	146	610
Stock based compensation	300	—
Other, net	(450)	(447)
Net change in operating assets and liabilities:
Accounts receivable	(2,996)	3,569
Inventory	(560)	—
Prepaid expenses	569	177
Other assets	(2,306)	40
Accounts payable and accrued expenses	(5,256)	(3,251)
Deferred income	5,280	(3,031)

Net cash used for operating activities	(2,847)	1,473

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(2,121)	(3,946)
Additions to capitalized K-12 content, capitalized course costs	(1,010)	(2,266)
Payment of related party loan	345	—
Note receivable	266	250
Loan receivable	250	—

Net cash provided by (used for) investing activities	(2,270)	(5,962)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	(4,377)	—
Proceeds (payments) from revolving credit facility	10,000	(2,000)
Payment of credit facility deferred financing costs	(168)	—
Capital lease payments	(402)	(347)
Dividends on Series B-1 Preferred Stock	(305)	(251)
Notes payable related to acquisitions	(317)	(656)
Proceeds from exercise of options	11	7

Net cash provided by (used for) financing activities	4,442	(3,247)

Net decrease in cash and cash equivalents	(675)	(7,736)
Cash and cash equivalents, beginning of period	8,002	19,197

Cash and cash equivalents, end of period	$7,327	$11,461

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
	As restated
Loss attributed to common stockholders, as reported	$(1,137)	$(1,332)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(445)	(954)

Pro forma net loss attributed to common stockholders	$(1,582)	$(2,286)

Net loss per share:
Basic and diluted, as reported	$(0.04)	$(0.05)

Basic and diluted, pro forma	$(0.06)	$(0.08)

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
     The Company determined that the fair value of the combined embedded derivatives at inception was $1,746,000 and the initial fair value of the warrant was $854,000. Because the Company did not historically account for these items separately, the accompanying consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005, respectively have been restated.
     The accounting adjustments decreased the amount of proceeds originally credited to the Preferred Stock by $2,600,000 and increased long-term liabilities by $854,000 for the embedded derivatives and $228,000 for the fair value of the warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized in earnings. In addition, the Company recognized a discount to the recorded value of the Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and warrant. This discount was accreted as a Preferred Stock dividend to increase the recorded balance of the Preferred Stock to its redemption value at its earliest possible redemption date (November 28, 2005).
     The embedded derivatives and warrant were valued at each fiscal quarter-end. The key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25%-40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Preferred Stock in June 2004, to just under two years at June 30, 2006.
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
     Since the dividend rate on the Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumption as those used to value the compound derivative were used to value the warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes resulting from the registration rights agreement, an assumed volatility rate ranging from 25%-40% and a risk-free rate based on the estimated life of the warrant.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements.

	As Previously
Three Months ended June 30, 2006 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$(377)	$(156)
Net loss	(1,318)	(1,097)
Net loss attributable to common stockholders	(1,465)	(1,244)

	As Previously
Three Months ended June 30, 2005 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$—	$32
Net loss	(468)	(436)
Dividends and accretion on Series B-1 Preferred Stock	(198)	(701)
Net loss attributable to common stockholders	(666)	(1,137)
Loss per common share — basic	$(0.02)	$(0.04)
Loss per common share — diluted	$(0.02)	$(0.04)

	As Previously
Six Months ended June 30, 2006 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$(377)	$(96)
Net loss	(3,285)	(3,004)
Net loss attributable to common stockholders	(3,590)	(3,309)
Loss per common share — basic and diluted	$(0.13)	$(0.12)

	As Previously
Six Months ended June 30, 2005 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$—	$542
Net loss	(615)	(73)
Dividends and accretion on Series B-1 Preferred Stock	(393)	(1,259)
Net loss attributable to common stockholders	(1,008)	(1,332)
Loss per common share — basic and diluted	$(0.04)	$(0.05)

	As Previously
As of June 30, 2006 (in thousands)	Reported	As Restated
Derivative instruments — noncurrent liability	$—	$111
Total long-term liabilities	3,369	3,480
Accumulated deficit	(69,020)	(69,132)
Total stockholders’ equity	47,542	47,431

	As Previously
As of December 31, 2005 (in thousands)	Reported	As Restated
Derivative instruments — noncurrent liability	$—	$393
Total long-term liabilities	5,172	5,565
Accumulated deficit	(65,430)	(65,823)
Total stockholders’ equity	50,846	50,453

	As Previously
Six Months ended June 30, 2006 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net loss	$(3,285)	$(3,004)
Other, net	(169)	(145)

	As Previously
Six Months ended June 30, 2005 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net loss	$(615)	$(73)
Other, net	95	(447)
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
5. Series B-1 Preferred Stock
     On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5% (6.8% at June 30, 2006), subject to adjustment. Dividends are payable, at the Company’s option whether or not declared by the Board of Directors, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock to Fletcher, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. As of June 30, 2006, the conversion price was $9.9275 per share, having been decreased in accordance with the agreement with Fletcher, because effectiveness of the registration statement relating to the Fletcher shares was delayed until December 28, 2004 (See Note 2).
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
     In addition, the Company granted Fletcher certain rights entitling Fletcher to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000. These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with Fletcher provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, the conversion price for any such additional series of preferred stock was reduced, and, as of June 30, 2006 was the greater of (1) $9.9275, or (2) 108.3% of the prevailing price of common stock at the time of exercise of the rights. (See Note 2). These rights may be exercised by Fletcher on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances. The Agreement with Fletcher also provides that shares of additional preferred stock will also be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.
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

	Three Months Ended June 30, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$21,682	$9,828	$2,517	$—	$34,027

Operating expense (including depreciation and amortization)	10,819	4,730	1,744	3,725	21,018

Operating income (loss)	3,431	268	(724)	(3,740)	(765)
Depreciation and amortization	534	947	478	531	2,490
Other income (expense) (as restated)	—	—	—	(140)	(140)

Segment EBITDA	$3,965	$1,215	$(246)	$(3,349)	$1,585

Total segment assets	$48,199	$27,795	$9,660	$21,864	$107,518

Segment goodwill	$31,006	$—	$500	$—	$31,506

Expenditures for long lived assets	$50	$10	$—	$630	$690

	Three Months Ended June 30, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$20,630	$7,122	$2,045	$—	$29,797

Operating expense (including depreciation and amortization)	9,837	3,479	1,866	4,590	19,772

Operating income (loss)	4,335	708	(830)	(4,590)	(377)
Depreciation and amortization	443	693	434	311	1,881
Other income (expense) (as restated)	—	—	—	(62)	(62)

Segment EBITDA	$4,778	$1,401	$(396)	$(4,341)	$1,442

Total segment assets	$33,294	$15,694	$13,098	$36,101	$98,187

Segment goodwill	$31,011	$—	$500	$—	$31,511

Expenditures for long lived assets	$205	$1,633	$579	$1,042	$3,459

	Six Months Ended June 30, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$46,745	$16,701	$5,691	$—	$69,137

Operating expense (including depreciation and amortization)	23,304	8,851	3,994	7,988	44,137

Operating income (loss)	8,177	(1,735)	(1,089)	(7,988)	(2,635)
Depreciation and amortization	1,038	1,759	964	841	4,602
Other income (expense) (as restated)	—	—	—	(146)	(146)

Segment EBITDA	$9,215	$24	$(125)	$(7,293)	$1,821

Expenditures for long lived assets	$405	$1,070	$225	$1,431	$3,131

	Six Months Ended June 30, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$43,528	$15,041	$4,839	$—	$63,408

Operating expense (including depreciation and amortization)	19,609	8,328	4,420	8,978	41,335

Operating income (loss)	10,442	(290)	(1,362)	(8,978)	(188)
Depreciation and amortization	911	1,279	822	605	3,617
Other income (expense) (as restated)	—	—	—	382	382

Segment EBITDA	$11,353	$989	$(540)	$(7,991)	$3,811

Expenditures for long lived assets	$225	$3,788	$975	$1,224	$6,212

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	As restated
Total income (loss) from reportable segments	$(765)	$(377)	$(2,635)	$(188)
Unallocated amounts:
Interest income (expense)	(192)	3	(222)	(266)
Other income (expense)	(156)	32	(96)	542
Equity in loss of affiliate	16	(94)	(51)	(161)

Net income (loss)	$(1,097)	$(436)	$(3,004)	$(73)

7. Loss Per Share
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
8. Comprehensive Income (Loss)
     The components of comprehensive (loss) for the three and six-months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands) As restated
Net income (loss) attributable to common stockholders	$(1,244)	$(1,137)	$(3,309)	$(1,332)
Foreign currency translation adjustment	(5)	(16)	(25)	(21)

Total comprehensive (loss) income	$(1,249)	$(1,153)	$(3,334)	$(1,353)

9. Restructuring
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
     As a result of the restatement, a gain (loss) on derivative instruments was recorded for the three months ended June 30, 2006 and 2005 of $221,000 and $(32,000), respectively and for the six months ended June 30, 2006 and 2005 of $281,000 and $542,000, respectively. The restatement increased (decreased) reported net loss per common share by $0.00 and $(0.02) for the three months ended June 30, 2006 and 2005, respectively, and by ($0.01) and $0.00 for the six months ended June 30, 2006 and 2005, respectively,         .
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
     Other Income (Expense)
     Other expense increased due to the premium paid to Fletcher International, Ltd. of approximately $377,000, related to the redemption of 4,000 shares of the Company’s Series B-1 Preferred Stock, offset by increased income of $189,000 from the change in the fair value of derivatives and warrant.
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
     Other income (expense)
     Other expense increased due to the premium paid to Fletcher International, Ltd. of approximately $377,000 related to the redemption of 4,000 shares of the Company’s Series B-1 Preferred Stock, together with decreased income of $261,000 from the change in the fair value of derivatives and warrant.

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
     Financing cash flows consist primarily of transactions related to our debt and equity structure. There were financing additions of approximately $4.4 million in the first six months of 2006 compared to a net usage of $3.2 million during the comparable period in 2005. During the second quarter, we borrowed $10 million under a new credit facility. Of this amount, $4.3 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility will be used for working capital purposes. For a description of our credit facility, see Note 3 to our condensed consolidated financial statements included in this Form 10-Q/A. During the first six months of 2005, we repaid approximately $2.0 million of the indebtedness we had borrowed under a previously existing bank credit facility.
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
Scope of the Controls Evaluation
          The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.
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
Conclusions
          In our Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the SEC on August 9, 2006, management concluded that the Disclosure Controls were effective as of June 30, 2006. Subsequently, and as more fully described in Item 9A of the Company’s Amendment to its 2005 Annual Report on Form 10-K/A, dated March 23, 2007 (“Form 10-K/A”), management identified a material weakness in internal control over financial reporting which existed as of December 31, 2005. This material weakness was identified in the area of derivative financial instruments in response to a comment letter from the SEC. As a result of this material weakness, a restatement of the Company’s consolidated financial results for the quarterly and year-to-date periods ended June 30, 2006 was necessary. Accordingly, our CEO and CFO have revised their earlier evaluation and concluded that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number		Description
10.47	—	First Amendment to Credit Agreement, dated May 25, 2006, by and among The Princeton Review, Inc., Princeton Review Operations L.L.C., the lender party thereto and Golub Capital Incorporated, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 1, 2006.) (*)

31.1	—	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)

31.2	—	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (**)

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

(*)	Previously filed with original Quarterly Report on SEC Form 10-Q.

(**)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

	By:	/s/ STEPHEN MELVIN
Stephen Melvin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
March 23, 2007