Form 10-Q
period 2006-09-30
PRINCETON REVIEW INC
filed 2007-03-23
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
     The Company had 27,601,268 shares of $0.01 par value common stock outstanding at March 16, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$8,368	$8,002
Accounts receivable, net of allowance of $1,298 in 2006 and $1,601 in 2005	20,856	22,493
Accounts receivable-related parties	207	1,591
Other receivables, principally related parties	624	813
Inventory	2,861	2,798
Prepaid expenses	1,873	2,229
Other current assets	1,203	1,307

Total current assets	35,992	39,233
Furniture, fixtures, equipment and software development, net	16,512	16,155
Goodwill	31,506	31,506
Investment in affiliates	1,889	1,938
Other intangibles, net	12,174	13,371
Other assets	4,000	3,168

Total assets	$102,073	$105,371

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$10,000	$—
Accounts payable	3,265	10,449
Accrued expenses	11,538	10,826
Current maturities of long-term debt	1,264	1,530
Deferred income	20,101	16,548

Total current liabilities	46,168	39,353
Deferred rent	2,559	2,327
Long-term debt	1,945	2,845
Fair value of derivatives and warrants	94	393
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at September 30, 2006 and 10,000 shares issued and outstanding at December 31, 2005	6,000	10,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,577,312 and 27,572,172 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	276	276
Additional paid-in capital	116,959	116,279
Accumulated deficit	(71,629)	(65,823)
Accumulated other comprehensive loss	(299)	(279)

Total stockholders’ equity	45,307	50,453

Total liabilities and stockholders’ equity	$102,073	$105,371

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		As Restated		As Restated
Revenue
Test Preparation Services	$25,008	$26,748	$71,753	$70,263
K-12 Services	7,330	5,280	24,031	20,322
Admissions Services	3,574	2,767	9,265	7,606

Total revenue	35,912	34,795	105,049	98,191

Cost of revenue
Test Preparation Services	8,372	7,979	23,636	21,441
K-12 Services	5,446	2,841	15,030	9,845
Admissions Services	1,501	1,159	4,288	2,942

Total cost of revenue	15,319	11,979	42,954	34,228
Gross Profit	20,593	22,816	62,095	63,963

Operating expenses	22,833	22,154	66,970	63,489

Income (loss) from operations	(2,240)	662	(4,875)	474
Interest income (expense)	(168)	(44)	(390)	(312)
Other income (expense)	17	942	(78)	1,485
Equity in the income (loss) of affiliates	—	(71)	(51)	(232)

Income (loss) before income taxes	(2,391)	1,489	(5,395)	1,415
(Provision) benefit for income taxes	—	—	—	—

Net income (loss)	(2,391)	1,489	(5,395)	1,415

Dividends and accretion on Series B-1 Preferred Stock	(106)	(640)	(411)	(1,899)

Income (loss) attributed to common stockholders	$(2,497)	$849	$(5,806)	$(483)

Basic income (loss) per share	$(0.09)	$0.03	$(0.21)	$(0.02)

Diluted income (loss) per share	$(0.09)	$0.03	$(0.21)	$(0.02)

Weighted average shares used in computing loss per share

Basic income (loss) per share	27,575	27,571	27,574	27,570

Diluted income (loss) per share	27,575	28,733	27,574	27,570

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
		As restated
Cash flows provided by (used for) operating activities:
Net income (loss)	$(5,806)	$(483)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,748	1,304
Amortization	5,317	4,237
Bad debt expense	1,002	326
Write-off of deferred financing costs	—	117
Write-off of inventory	280	42
Deferred rent	231	707
Stock based compensation	660	—
Other, net	718	1,451
Net change in operating assets and liabilities:
Accounts receivable	2,207	989
Inventory	(343)	(1,819)
Prepaid expenses	356	151
Other assets	(1,648)	(942)
Accounts payable and accrued expenses	(6,473)	(3,247)
Deferred income	3,553	(1,654)

Net cash provided by (used for) operating activities	1,802	1,179

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(5,178)	(5,407)
Additions to capitalized K-12 content, capitalized course costs	(1,046)	(3,945)
Payment of related party loan	491	—
Payment of note receivable	266	—
Payment of loan receivable	250	250
Landlord construction contribution	—	892

Net cash provided by (used for) investing activities	(5,217)	(8,210)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	(4,377)	—
Proceeds (payments) from revolving credit facility	10,000	(2,000)
Notes issued in connection with sale of rights to franchisees	—	(703)
Payment of credit facility deferred financing costs	(284)	—
Capital lease payments	(606)	(527)
Dividends on Series B-1 Preferred Stock	(411)	(386)
Notes payable related to acquisitions	(561)	(1,078)
Proceeds from exercise of options	20	15

Net cash provided by (used for) financing activities	3,781	(4,679)

Net decrease in cash and cash equivalents	366	(11,710)
Cash and cash equivalents, beginning of period	8,002	19,197

Cash and cash equivalents, end of period	$8,368	$7,487

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
     The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements and are adequate to make the information not misleading. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Products and Services
     The following table summarizes the Company’s revenue and cost of revenue for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(in thousands)
Revenue
Services	$31,743	$30,061	$89,590	$83,658
Products	2,272	1,987	9,362	7,552
Other	1,897	2,747	6,097	6,981

Total revenue	$35,912	$34,795	$105,049	$98,191

Cost of Revenue
Services	$13,924	$11,017	$38,241	$30,817
Products	1,368	818	4,365	2,977
Other	27	144	348	434

Total cost of revenue	$15,319	$11,979	$42,954	$34,228

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
Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for the issuance of stock options under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended September 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). Results of prior periods have not been restated.

     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the three and nine months ended September 30, 2006, is $360,000 and $660,000 greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 are $0.01 and $0.02 greater than if the Company had continued to account for share-based compensation under APB 25.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123(R) to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)
	As restated
Income (loss) attributed to common stockholders, as reported	$849	$(483)
Total stock-based employee compensation expense determined under fair-value based method for all awards	(468)	(1,423)

Pro forma net income (loss) attributed to common stockholders	$381	$(1,906)

Net income (loss) per share:
Basic and diluted, as reported	$0.03	$(0.02)

Basic and diluted, pro forma	$0.01	$(0.07)

Adoption of New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and does not have a significant impact on the Company’s consolidated financial statements.
     Other recently issued accounting pronouncements include the following:
•	Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (October 2005);

•	FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (November 2005);

•	FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (November 2005); and,

•	FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (February 2006).

•	FASB FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (June 2006).
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
2. Restatement of Prior Year Financial Statements
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
     We have determined that these embedded derivatives and the warrant require different accounting treatment and disclosures from that previously used in our SEC filings. Accordingly, the Company has restated its financial statements to separately account for the embedded derivatives and the purchase warrant based on the following analysis:
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
     The Company determined that the fair value of the combined embedded derivatives at inception was $1,746,000 and the initial fair value of the warrant was $854,000. Because the Company did not historically account for these items separately, the accompanying consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005 have been restated.
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
     The embedded derivatives and warrant were valued at each fiscal quarter-end. The key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate of ranging from 25%–40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Preferred Stock in June 2004, to just under two years at September 30, 2006.
     The value of the make-whole provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year 3 and beyond. These assumptions were based on management’s estimates of the probability of a change control event occurring.
     Since the dividend rate on the Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumption as those used to value the compound derivative were used to value the warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes resulting from the registration rights agreement, an assumed volatility rate of ranging from 25%–40% and a risk-free rate based on the estimated life of the warrant.
     The following is a summary of the effects of the restatement on the Company’s consolidated financial statements.

	As Previously
Three Months ended September 30, 2005 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$921	$942
Net income	1,471	1,489
Dividends and accretion on Series B-1 Preferred Stock	(206)	(640)
Income attributable to common stockholders	1,265	849
Income (loss) per common share – basic	$0.05	$0.03
Income (loss) per common share – diluted	$0.04	$0.03

	As Previously
Nine Months ended September 30, 2005 (in thousands, except per share data)	Reported	As Restated
Other income (expense)	$925	$1,485
Net income	856	1,415
Dividends and accretion on Series B-1 Preferred Stock	(599)	(1,899)
Net loss attributable to common stockholders	257	(483)
Income (loss) per common share – basic	$0.01	$(0.02)
Income (loss) per common share – diluted	$0.01	$(0.02)

	As Previously
As of December 31, 2005 (in thousands)	Reported	As Restated
Derivative instruments – noncurrent liability	$—	$393
Total long-term liabilities	5,172	5,565
Accumulated deficit	(65,430)	(65,823)
Total stockholders’ equity	50,846	50,453

	As Previously
Nine Months ended September 30, 2005 (in thousands)	Reported	As Restated
Cash flow from operating activities:
Net income	$856	$(483)
Other, net	114	1,451
     The Company’s inability to timely file its Form 10Q for the third quarter of 2006 stemming from the need to file restated financial statements for prior periods to correct the accounting treatment for the Company’s Series B-l Preferred Stock resulted in the Company failing to maintain an effective registration statement for the benefit of the holder of the Preferred Stock and losing its eligibility to register securities on Form S-3. Under the Company’s agreement with the holder of the Preferred Stock, if the holder requests a redemption of the Preferred Stock and the Company elects to redeem in common shares, the Company must issue registered common shares. If the Company cannot issue registered shares, then it must redeem for cash. Accordingly, there is the possibility that the Company may be required to fund any future redemptions in cash until it is again able to maintain an effective resale registration statement for the benefit of the holder of the Preferred Stock in accordance with the terms of the agreement governing the registration requirements.
     As of March 20, 2007, Series B-l Preferred Stock of $6 million was outstanding and available for redemption. If the holder of the Preferred Stock currently demanded redemption, there exists substantial doubt that the Company would have sufficient cash to complete the redemption. As a result of this possibility, the Company is negotiating to increase its available line of credit should the funds be needed to effect any such potential redemption. However, no assurances can be given that the Company successfully will be able to increase the line of credit either timely or in sufficient amount.
3. Stock-Based Compensation
Stock Incentive Plan
     The Company’s 2000 Stock Incentive Plan (as amended and restated on March 24, 2003) (“the Plan”), which is shareholder-approved, initially permitted grants of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants for up to 2,538,000 shares of common stock, as adjusted. On various dates, beginning in September 2000 through September 2006, an additional 2,675,744 shares were authorized. The Company believes that such awards better align the interest of its employees with those of its shareholders.
     The compensation cost charged against income for all plans was $360,000 and $660,000 for the three and nine months ended September 30, 2006. Due to the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no income tax benefit has been recognized in the statement of operations for this share-based compensation arrangement.
Stock Options
     Options granted under the Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Plan generally vest quarterly over two to four years. As of September 30, 2006, there were approximately 975,132 shares available for grant.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and forfeiture within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The key assumptions used to value the options are as follows:

	Nine Months Ended September 30,
	2006	2005
Assumptions
Expected volatility	42%	56%
Risk-free rate	5.00%	4.50%
Expected dividends	0%	0%
Expected term (in years)	5.0	5.0
     A summary of option activity under the Plan as of September 30, 2006, and changes during the period then ended are presented below:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Term	($ 000)
Outstanding at January 1, 2006	3,298,494	$7.00
Granted at Market	133,320	$6.00
Exercised	(5,140)	$2.87
Forfeited	(82,820)	$7.51

Outstanding at September 30, 2006	3,343,854	$6.95	5.78	$550

Exercisable at September 30, 2006	2,869,830	$7.05	5.32	$544

     The weighted average fair value of options granted during the nine months ended September 30, 2006 was $2.87. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $3,700.
     As of September 30, 2006, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $120,000 and $360,000 respectively.
     As discussed in our Amendment No. 1 to the 2005 Annual Report on Form 10-K/A our Board of Directors of the Company approved the acceleration of vesting of unvested stock options granted to employees of the Company outstanding as of December 31, 2005 that have an exercise price at or greater than $7.00 and which are scheduled to vest in the 24-month period following December 31, 2005. The effect of this acceleration was to reduce stock-based compensation expense that would otherwise have been reported in future statements of operations by approximately $1.6 million.
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
     The value of each Performance-Based Deferred Stock award was estimated on the date of grant and assumes that performance goals will be achieved at targeted amounts. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for Performance-Based Deferred Stock awards under the Plan is two years.
     At September 30, 2006, 90,100 Performance-Based Deferred Stock awards were issued and outstanding. As of September 30, 2006, there was $390,000 of unrecognized compensation cost related to the Performance-Based Deferred Stock award; that cost is expect to be recognized over a period of 1.6 years.
Restricted Stock Awards
     In May 2006, the Board of Directors approved the granting of Restricted Stock awards under the Plan. Awards were made to selected key employees whose vesting is contingent upon retention at the end of the two year period ending May 5, 2008. At the end of the vesting period the Restricted Stock shall vest and the restrictions shall terminate.
     The value of each Restricted Stock award was estimated on the date of grant and assumes that the employee will remain with the Company. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for the Restricted Stock award is two years.
     At September 30, 2006, 63,030 shares of Restricted Stock were awarded and outstanding. As of September 30, 2006, there was $261,000 of unrecognized compensation cost related to the Restricted Stock awards; that cost is expected to be recognized over a period of 1.6 years.

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
     The First Amendment increased the annual interest rate of the Credit Facility. Outstanding amounts under the Credit Facility bear interest at rates based on either (A) 195 basis point over the greater of the prime rate and the Federal Funds Rate plus 50 basis points (up from the prior 145 basis points) or (B) 400 basis points over LIBOR (up from the prior 350 basis points), at the Company’s election and in accordance with the terms of the Credit Agreement.
     On November 3, 2006, the Company entered into an amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment increased the amount available to the Company under the Credit Facility from a maximum of $10.0 million to $15.0 million for a period not to exceed sixty (60) days from the Effective Date to fund the Company’s working capital needs. After sixty (60) days from the Effective Date, the amount by which outstanding amounts under the Credit Facility exceed $10.0 million must be repaid, or converted into a term loan. The term of the Credit Facility remains unchanged at five years from the date of the original Credit Agreement. The Company drew down the full additional $5.0 million under the Credit Facility on November 3, 2006.
     Under the Second Amendment, outstanding amounts under the Credit Facility up to $10.0 million bear the same annual interest rate as under the Credit Agreement prior to the Second Amendment. Outstanding amounts under the Credit Facility in excess of $10.0 million bear the following annual interest rates: either (A) 400 basis points over the greater of the prime rate and the

Federal Funds Rate plus 50 basis points or (B) 500 basis points over LIBOR, at the Company’s election and in accordance with the terms of the Credit Agreement.
     In addition to increasing the amount available to the Company under the Credit Facility, the Lenders waived any events of default that may have resulted from the Company’s decision to restate its financial statements to correct its accounting for the Preferred Stock.
     The line of credit continues to be secured by a first priority lien on all of the Company’s and Operation’s assets, as well as by a pledge by the Company of its equity interests in Operations and The Princeton Review Canada, Inc. The Second Amendment did not materially alter the existing covenants contained in the Credit Agreement. (See Note 10).
5. Series B-1 Preferred Stock
     On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5% (6.5% at September 30, 2006), subject to adjustment. Dividends are payable, at the Company’s option, whether or not declared by the Board of Directors, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock to Fletcher, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. As of September 30, 2006 the conversion price was $9.9275 per share, having been decreased in accordance with the agreement with Fletcher, because effectiveness of the registration statement relating to the Fletcher shares was delayed until December 28, 2004 (See note 2).
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
     In addition, the Company granted Fletcher certain rights entitling Fletcher to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000. These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with Fletcher provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, the conversion price for any such additional series of preferred stock was reduced, and as of September 30, 2006 was the greater of (1) $9.9275, or (2) 108.3% of the prevailing price of common stock at the time of exercise of the rights (See Note 2). These rights may be exercised by Fletcher on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances. The Agreement with Fletcher also provides that shares of additional preferred stock will also be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.
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

     For the three and nine months ended September 30, 2006, dividends of approximately $106,000 and $411,000 were paid to the Series B-1 Preferred Stockholder. For the three and nine Months ended September 30, 2005, dividends of approximately $135,000 and $386,000 were paid to the Series B-1 Preferred Stockholder.
     Redemptions
     On May 1, 2006 the Company received a notice from Fletcher pursuant to which Fletcher elected to redeem 2,000 shares of the Company’s Series B-1 Preferred Stock. In accordance with the terms and conditions of the Agreement, dated as of May 28, 2004, pursuant to which the Company issued the Series B-1 Preferred Stock to Fletcher, the Company redeemed such shares in cash, rather than common stock on May 31 2006. Pursuant to the agreement, a premium of $190,000 was paid at the time of the redemption.
     On May 3, 2006, the Company received a second notice from Fletcher pursuant to which Fletcher elected to redeem an additional 2,000 shares of Series B-1 Preferred Stock. The Company also redeemed such shares in cash, rather than common stock on June 2, 2006. Pursuant to the agreement, a premium of $187,000 was paid at the time of the redemption.
6. Segment Information
     The Company’s operations are aggregated into four reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.
     The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services, which prior to January 1, 2006 were almost fully allocated out to the divisions on a broadly defined consumption basis. Beginning January 1, 2006, the Company refined its allocation methodology, which resulted in lower allocations to the divisions and more retained in unallocated corporate costs. The purpose was to have the divisional costs more in line with equivalent bought-in third party services. In addition, the Company reclassified certain commissions from cost of revenue to operating expenses. The prior periods have been restated to reflect these changes. The impact of these changes was an increase in segment operating income of $ 1.8 million and $5.3 million for Test Preparations Services, $1.0 million and $2.9 million for K-12 Services and $917,000 and $2.5 million for Admissions Services for the three and nine months ended September 30, 2005, respectively. The Corporate segment operating loss increased by $3.8 million and $10.7 million for the three and nine months ended September 30, 2005, respectively.
     The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions, counseling services and from selling advertising and sponsorships. Additionally, each division earns royalties and other fees from sales of its books published by Random House. (See Note 10).
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

	Three Months Ended September 30, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$25,008	$7,330	$3,574	$—	$35,912

Operating expense (including depreciation and amortization)	11,178	4,641	2,106	4,908	22,833

Operating income (loss)	5,458	(2,756)	(34)	(4,908)	(2,240)
Depreciation and amortization	421	994	487	503	2,405
Other income (expense)	—	—	—	17	17

Segment EBITDA	$5,879	$(1,763)	$453	$(4,387)	$182

Expenditures for long lived assets	$236	$1,973	$238	$645	$3,092

	Three Months Ended September 30, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$26,748	$5,280	$2,767	$—	$34,795

Operating expense (including depreciation and amortization)	10,959	3,707	2,123	5,365	22,154

Operating income (loss)	7,810	(1,268)	(515)	(5,365)	662
Depreciation and amortization	440	700	466	316	1,922
Other income (expense) (as restated)	—	990	(39)	(80)	871

Segment EBITDA	$8,250	$422	$(88)	$(5,129)	$3,455

Expenditures for long lived assets	$424	$294	$279	$462	$1,459

	Nine Months Ended September 30, 2006
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$71,753	$24,031	$9,265	$—	$105,049

Operating expense (including depreciation and amortization)	34,482	13,492	6,100	12,896	66,970

Operating income (loss)	13,635	(4,491)	(1,123)	(12,896)	(4,875)
Depreciation and amortization	1,531	2,732	1,461	1,342	7,066
Other income (expense)	—	—	—	(129)	(129)

Segment EBITDA	$15,166	$(1,759)	$338	$(11,683)	$2,062

Expenditures for long lived assets	$641	$3,043	$463	$2,076	$6,223

	Nine Months Ended September 30, 2005
	(in thousands)
	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Corporate	Total
Revenue	$70,263	$20,322	$7,606	$—	$98,191

Operating expense (including depreciation and amortization)	30,360	11,823	6,330	14,976	63,489

Operating income (loss)	18,460	(1,346)	(1,664)	(14,976)	474
Depreciation and amortization	1,351	1,979	1,288	921	5,539
Other income (expense) (as restated)	—	990	(39)	302	1,253

Segment EBITDA	$19,811	$1,623	$(415)	$(13,753)	$7,266

Expenditures for long lived assets	$672	$5,353	$1,294	$2,033	$9,352

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total income (loss) from reportable segments	$(2,240)	$662	$(4,875)	$474
Unallocated amounts:
Interest income (expense)	(168)	(44)	(390)	(312)
Other income (expense)	17	942	(78)	1,485
Equity in loss of affiliate	—	(71)	(51)	(232)

Net income (loss)	$(2,391)	$1,489	$(5,395)	$1,415

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
     For the three and nine months ended September 30, 2006 and 2005, 27,574,450 and 27,569,764 and 27,573,317 and 27,569,764 common shares were used in the computations of net loss per share, respectively. Excluded from the computation of diluted net loss per common share because of their antidilutive effect were 1,068,773 and 1,447,592 shares of common stock issuable upon conversion of Series B-1 Preferred Stock and 175,927 and 166,534 stock options for the three and nine months ended September 30, 2006, respectively and 1,007,303 and 1,007,303 shares of common stock issuable upon conversion of Series B-1 Preferred Stock and 112,578 and 117,962 stock options for the three and nine months ended September 30, 2005, respectively.
8. Comprehensive Income (Loss)
     The components of comprehensive (loss) for the three and nine-months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
		As Restated		As Restated
Net income (loss) attributable to common stockholders	$(2,497)	$849	$(5,806)	$(483)
Foreign currency translation adjustment	5	(16)	(20)	(39)

Total comprehensive income (loss)	$(2,492)	$833	$(5,826)	$(522)

9. Restructuring
     In April 2006, the Company announced and commenced implementation of a restructuring program. The Company completed among other things, a streamlining of its software development groups and a reduction in staff in some administrative functions. The restructuring charge recorded during the second quarter of 2006 was approximately $827,000 and consisted primarily of severance-related payments. Approximately $677,000 has been paid out and the remaining $150,000 will be paid over the next six months.
10. Subsequent Events
Disposition of a Business
     On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division to Embark Corp., a Delaware corporation. Pursuant to an Asset Purchase Agreement, the Company sold to Embark Corp. the assets related to providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”). The purchase price consisted of $7,000,000, subject to customary closing adjustments. Additionally, the Company will be entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company expects to record a gain on the sale of these assets in the range of $2 million to $4 million.
Amendment to Credit Facility
     On February 16, 2007, the Company entered into a further amendment of its Credit Agreement with Golub (the “Third Amendment”). Under the terms of the Second Amendment, the amount of the Credit Facility was temporarily increased by $5.0 million (from an aggregate total of $10.0 million to $15.0 million) and such increased amount had to be either repaid by the Company or converted into a term loan on March 3, 2007. In lieu of this obligation to repay this amount or convert this amount into a term loan on such, date, the Third Amendment requires the Company to (i) repay to Golub $3.0 million from the proceeds of the sale of the Admissions Tech Business and (ii) set the amount of the Credit Facility at $12.0 million. This $3 million payment was made by the Company on February 19, 2007.
     The term of the Credit Facility remains unchanged at five years from the date of the original Credit Agreement. However, the Third Amendment increased the annual interest rate of the Credit Facility. Outstanding amounts under the Credit Facility up to $10,0 million bear interest at rates based on either (A) 300 basis points (up from 195 basis points) over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 400 basis points over the London Interbank Offered Rate (“LIBOR”) (the same rate as previously in effect), at the Company’s election and in accordance with the terms of the Credit Agreement. Outstanding amounts under the Credit Facility in excess of $10.0 million (or the borrowing base amount, if lower) bear the following annual interest rates: either (A) 400 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate of 50 basis points or (B) 500 basis points over the LIBOR rate, at the Company’s election and in accordance with the terms of the Credit Agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing Supplemental Educational Services (“SES”) programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and accounted for approximately 68.0% of our overall revenue in the first nine months of 2006.
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
     Until February, 2007, the Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products and marketing services to educational institutions (“Higher Education Services”). Additionally, this division has seen growth in revenue from its counseling services business. In February, 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. The remaining businesses operated by our Admissions Services division (higher education marketing, counseling, and admissions-related publications) are expected to be integrated into our two other divisions over the next several months.
     In the first quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The resulting financial impact from this adoption is described in Notes 1 and 3 to the condensed consolidated financial statements.
     In April 2006, the Company announced and commenced implementation of a restructuring program. The Company completed among other things, a streamlining of its software development groups and a reduction in staff in some administrative functions. The restructuring charge recorded during the second quarter of 2006 was approximately $827,000 and consisted primarily of severance-related payments.

Restatement of Financial Statements
     On October 24, 2006, the Audit Committee of the Board of Directors of the Company, in consultation with the Company’s management and its independent registered public accounting firm, Ernst & Young LLP, concluded that the Company’s method of accounting for the Preferred Stock must be changed. This conclusion was reached following a thorough evaluation of the Company’s accounting treatment of the Preferred Stock in response to a comment letter from the Staff of the Division of Corporation Finance of the SEC relating to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. While we have concluded that the Preferred Stock was properly accounted for as “Mezzanine Equity” consistent with GAAP, the Company did not properly account for certain derivatives embedded within the Preferred Stock, and associated rights to acquire additional shares of preferred stock that were granted simultaneously with the issuance of the Preferred Stock. Under GAAP, these embedded derivatives rights are required to be recorded as liabilities at fair value, and adjusted to their fair values in subsequent periods. Accordingly, we are restated our financial statement to reflect this accounting treatment.
     As a result of the restatement, a gain on derivative instruments was recorded for the three and nine months ended September 30, 2005 of $17,000 and $560,000, respectively. The restatement increased the reported net loss attributable to common stockholders by $0.01 for the year ended December 31, 2006 and 2005, respectively.
     These non-cash adjustments will not have any impact on our previously reported net cash flows, sales, operating income or our compliance with any financial covenant under our revolving credit facility.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. Further information on the nature and impact of these adjustments is provided in Note 2, “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Part I “Financial Information” of this Form 10-Q.
Results of Operations
Comparison of Three Months Ended September 30, 2006 and 2005
     Revenue
     For the three months ended September 30, 2006, total revenue increased by $1.1 million, or 3.2%, from $34.8 million in 2005 to $35.9 million in 2006.
     Test Preparation Services revenue decreased by $1.7 million, or 6.5%, from $26.7 million in 2005 to $25.0 million in 2006. This decrease is due to lower retail high school course revenue, primarily related to the SAT student enrollment, which has decreased by $1.3 million. Retail LSAT revenue decreased by $417,000 compared to prior year. Institutional revenue decreased $572,000, offset by higher tutoring revenue of $566,000.
     K-12 Services revenue increased by $2.0 million, or 38.8%, from $5.3 million in 2005 to $7.3 million in 2006. This increase is primarily related to an increase in assessment services revenue of $2.1 million. Professional development revenue declined by $293,000 and intervention revenue remained flat.
     Admissions Services revenue increased by $806,000, or 29.1%, from $2.8 million in 2005 to $3.6 million in 2006. This increase is due to an increase in higher education technology revenue of approximately $486,000 and higher marketing revenue of approximately $630,000. Partially offsetting this is a reduction of $335,000 in counseling revenue.
     Cost of Revenue
     For the three months ended September 30, 2006, total cost of revenue increased by $3.3 million, or 27.9%, from $12.0 million in 2005 to $15.3 million in 2006.
     Test Preparation Services cost of revenue increased by $392,000, or 4.9%, from $8.0 million in 2005 to $8.4 million in 2006. This increase is due to an increase in total teacher pay of approximately $140,000 and $186,000 in higher institutional cost of revenue. Gross margin declined from 70% to 67% primarily due to retail revenue reduction representing a 1.2% decline, higher course guarantee expense representing a 0.7% decline, a $300,000 SES revenue adjustment representing a 0.5% decline and site rent increase representing a 0.3% decline.
     K-12 Services cost of revenue increased by $2.6 million, or 91.7%, from $2.8 million in 2005 to $5.4 million in 2006. Assessment costs increased by $2.3 million, intervention costs increased by $614,000 and professional development costs were lower by $514,000. Gross margin declined from 46.2% to 25.7%. The decline in gross margin is primarily related to the timing of revenue recognition for the Philadelphia Extended Day contract, with respect to which approximately $1.4 million of revenue will be recognized during the fourth quarter. This has a negative margin impact of approximately 12%. Additional gross margin decline is due to start up and printing related costs for services and products which we will deliver during the fourth quarter. For the third quarter this has a negative margin impact of approximately 4% and 2%, respectively, and the higher mix of assessment services revenue contributed another 2% in margin decline.
     Admissions Services cost of revenue increased by $343,000, or 29.6%, from $1.1 million in 2005 to $1.5 million in 2006 due to normal volume increases. Gross margin remained relatively flat year over year.
     Operating Expenses
     For the three months ended September 30, 2006, operating expenses increased by $679,000, or 3.1%, from $22.1 million in 2005 to $22.8 million in 2006.
•	Test Preparation Services operating expenses increased by $218,000, or 2.0%, from $10.9 million in 2005 to $11.2 million in 2006. This increase is primarily related to higher SES professional fees.

•	K-12 Services increased by $935,000, or 25.2%, from $3.7 million in 2005 to $4.6 million in 2006. This increase is related to higher salaries and related expenses of $675,000 and higher third party professional fees of approximately 184,000 related to software maintenance and support.

•	Admissions Services remained flat at $2.1 million.

•	Corporate operating expense decreased by $457,000, or 8.5%, from $5.4 million in 2005 to $4.9 million in 2006 due to lower professional fees of approximately $467,000.
     Other Income (Expense)
     For the three months ended September 30, 2006, other income decreased by $925,000 from $942,000 in 2005 to $17,000 in 2006. During the third quarter of 2005, we sold the right to sell SES services to four of our independent franchisees for approximately $1.0 million.
Comparison of Nine Months Ended September 30, 2006 and 2005
     Revenue
     For the Nine Months ended September 30, 2006, total revenue increased by $6.8 million, or 7.0%, from $98.2 million in 2005 to $105.0 million in 2006.

     Test Preparation Services revenue increased by $1.5 million, or 2.1%, from $70.3 million in 2005 to $71.7 million in 2006. Retail course revenue decreased by $2.5 million driven by lower SAT course revenue. Tutoring increased by $623,000 and institutional sales increased by $3.3 million inclusive of a $2.4 million SES increase.
     K-12 Services revenue increased by $3.7 million, or 18.3%, from $20.3 million in 2005 to $24.0 million in 2006. Assessment services revenue increased by $3.8 million, intervention revenue increased by $491,000 and book sales increased by $1.4 million. Professional development decreased by $1.2 million.
     Admissions Services revenue increased by $1.6 million or 21.8%, from $7.6 million in 2005 to $9.3 million in 2006. Higher education technology revenue increased by $681,000, counseling increased by $612,000 and higher education marketing services increased by $468,000.
     Cost of Revenue.
     For the nine months ended September 30, 2006, total cost of revenue increased by $8.7 million, or 25.4%, from $34.2 million in 2005 to $42.9 million in 2006.
     Test Preparation Services cost of revenue increased by $2.2 million, or 10.2%, from $21.4 million in 2005 to $23.6 million in 2006. This increase is due to an increase in site rent of $403,000, $176,000 in course guarantee expense, $295,000 in administrative pay and higher institutional costs of $1.0 million. Gross margin declined by 2.3 % from 69.4% to 67.1%, due to year to date SES mix, representing approximately a 1 % decline, retail revenue shortfall representing approximately a 0.7 % reduction and an increase in site rent representing approximately a 0.3% decrease.
     K-12 Services cost of revenue increased by $5.2 million, or approximately 52.7%, from $9.8 million in 2005 to $15.0 million in 2006. Gross margin declined by 14.1%, from 51.6% to 37.5%. Of this decrease, 3.4% is due to the timing of revenue recognition related to the Philadelphia Extended Day contract. Third quarter start up costs for contracts to deliver services during the fourth quarter drove a year-to-date margin decline of 1% with the remaining margin decline due to the year over year change in product mix related to higher assessment services revenue.
     Admissions Services cost of revenue increased by $1.3 million, or 45.8%, from $2.9 million in 2005 to $4.3 million in 2006. Gross margin declined by 7.6%, from 61.3% to 53.7% primarily due to lower margins related to higher educational services revenue.
     Operating Expenses
     For the nine months ended September 30, 2006, operating expenses increased by $3.5 million, or 5.5%, from $63.5 million in 2005 to $67.0 million in 2006.
•	Test Preparation Services increased by $4.1 million, or 13.6%, from $30.4 million in 2005 to $34.5 million in 2006. Salaries and related costs increased by approximately $2.0 million as a result of the timing of the hiring of new employees, part time support costs, bonus payments and commissions. Bad debt expense increased approximately $432,000 primarily related to the write-off of a large institutional contract. Professional fees increased by $811,000, due primarily to SES related legal fees and third party SES commissions. Corporate allocations increased approximately $950,000 related to technology, legal and facility charges. A restructuring charge of approximately $237,000 was also recorded. Depreciation increased by $180,000 over prior year.

•	K-12 Services increased by $1.7 million, or 14.1%, from $11.8 million in 2005 to $13.5 million in 2006. Salaries and related costs increased by approximately $1.5 million related to 2005 second half new hires, and part time employees. Restructuring costs of approximately $150,000 were also recorded.

•	Admissions Services decreased by $230,000, or 3.6%, from $6.3 million in 2005 to $6.1 million in 2006. This decrease is primarily the result of a reduction in salary and related costs of approximately $140,000 and lower professional fees of $83,000. Restructuring costs of approximately $40,000 were recorded.

•	Corporate decreased by $2.1 million, or 13.9%, from $15.0 million in 2005 to $12.9 million in 2006. Professional service fees decreased by $2.1 million, salaries and related expense decreased by $567,000 and restructuring costs of approximately $397,000 were recorded. Depreciation increased by $420,000.

     Other Income (Expense)
     For the nine months ended September 30, 2006, other income decreased by $1.6 million from income of $1.5 million in 2005 to an expense of $78,000 in 2006. The change resulted from sale of SES rights in 2005 for approximately $1.0 million, the premium paid to Fletcher International, Ltd. of approximately $377,000 related to the redemption of 4,000 shares of the Company’s Series B-1 Preferred Stock and lower income of approximately $261,000 from the change in the fair value of derivatives and warrant.
     Income Taxes
     The estimated effective tax rate used in 2006 and 2005 would have been approximately 40%. During the first nine months of 2006 we continued to record a valuation allowance against the increase in our deferred tax asset. If we achieve profitability, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents on hand, collections from customers and the credit facility described below. At September 30, 2006, we had $8.4 million of cash and cash equivalents compared to $8.0 million at December 31, 2005. The $0.4 million increase in cash from the December 31, 2005 balance is primarily attributed to cash provided by operations of $1.8 million and $3.8 million from financing activities, offset by expenditures related to investing activities of $5.2 million (primarily $5.2 million in fixed assets and software development and $1.0 million in capitalized content) offset by payments received on various notes.
     Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post-secondary institutions, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.
     Cash provided by operating activities is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first nine months of 2006, cash provided by operating activities was $1.8 million, consisting primarily of $7.1 million of depreciation and amortization, increases in accounts receivable of $2.2 million, $3.6 million in deferred income and $1.0 million in bad debt expense, offset by a reduction of $6.5 million in accounts payable and accrued expenses. During the first nine months of 2005, cash provided by operating activities resulted from $5.5 million of depreciation and amortization offset by an increase in inventory, primarily related to SideStreets, a reduction in accounts payable and accrued expenses of $3.2 million and a decrease in deferred income of approximately $1.7 million.
     During the first nine months of 2006, we used $5.2 million in cash for investing activities as compared to $8.2 million used during the comparable period in 2005 as part of a planned reduction in capital spending in 2006. In 2006, additions to internally developed software make up most of the balance. In 2005, investments in furniture, fixtures, equipment, software and content make up most of the balance.
     Financing cash flows consist primarily of transactions related to our debt and equity structure. There were financing additions of approximately $3.8 million in the first nine months of 2006 compared to a net usage of $4.0 million during the comparable period in 2005. During the second quarter, we borrowed $10 million under a new credit facility. Of this amount, $4.4 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility will be used for working capital purposes. For a description of our credit facility, see Note 4 to our condensed consolidated financial statements included in this Form 10-Q. During the first nine months of 2005, we repaid approximately $2.0 million of the indebtedness we had borrowed under a previously existing credit facility.
     In November 2006, we amended our credit agreement, which increased the amount available to $15 million to further fund our working capital needs.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Included in our cash and cash equivalents are short-term money market funds. The fair value of these money market funds would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR. During the nine months ended September 30, 2006, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $411,000 at the rate of 6.7% per year. A 100 basis point increase in the dividend rate would have resulted in a $62,000 increase in dividends paid during this period. Borrowings under our credit facility, entered into on April 10, 2006, bear interest at rates based on either 400 basis points over the LIBOR rate or 195 basis points over the greater of the prime rate and the Federal Funds Rate, plus 50 basis points, at our election. During the nine months ended September 30, 2006, we paid interest on borrowings under our credit facility in an aggregate amount of $388,000 at a weighted average interest rate of 9.2%. A 100 basis point increase in the interest rate would have resulted in a $41,800 increase in interest paid during this period.
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
Conclusions
          As described in Item 9A of the Company’s Amendment No. 1 to its 2005 Annual Report on Form 10-K/A, filed on March 23, 2007 (“Form 10-K/A”), management identified a material weakness in internal control over financial reporting which existed as of December 31, 2005. This material weakness was identified in the area of derivative financial instruments in response to a comment letter from the SEC. As a result of this material weakness, a restatement of our consolidated financial results for the quarterly and year-to-date periods ended September 30, 2005 was necessary. Accordingly, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this Quarterly Report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Changes in Internal Control over Financial Reporting
     During the period covered by this Report, we have continued to implement a new accounting and financial reporting system. Extensive training sessions have been held with all employees who are impacted by the new system with an emphasis on the systems increased functionality along with controls related to processing in all areas. The Company has also reviewed and documented controls around the new system.
     Except as described above, there has been no other change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 29, 2006, the court granted The Princeton Review’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNet filed a response to the Non-Final Office Action with the PTO. Because this proceeding is at a relatively preliminary stage, we are unable to predict its outcome with any degree of certainty. However, The Princeton Review believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend.
Item 1A. Risk Factors
     There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number		Description

10.48	—	Amendment to Employment Agreement, dated September 25, 2006, between The Princeton Review, Inc. and Andrew Bonnani (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on September 27, 2006).

31.1	—	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.
By:	/s/ STEPHEN MELVIN
Stephen Melvin
Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

March 23, 2007