Form 10-K
period 2006-12-31
PRINCETON REVIEW INC
filed 2007-04-02
CIK 1113668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
COMMISSION FILE NUMBER 000-32469
THE PRINCETON REVIEW, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3727603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2315 Broadway New York, New York	10024
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 874-8282
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	NASDAQ Stock Market LLC (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2006, as reported by the NASDAQ Global Market, was approximately $99 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The registrant had 27,606,198 shares of $0.01 par value common stock outstanding at March 27, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2007 Meeting of Stockholders to be held on June 14, 2007.

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
Item 1. Business
Overview
     The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. The Company was founded in 1981 by our Chief Executive Officer, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we now believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. In 2006, the Company and its franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 129,000 students in over 1,500 locations throughout the United States and abroad.
     In 2006, the Company operated through the following three divisions:
•	The Test Preparation Services division, founded in 1981, provides classroom-based, as well as online test preparation courses. The Test Preparation Services division also provides tutoring and No Child Left Behind (NCLB) Supplemental Education Services. Additionally, the division receives monthly royalties from its independent franchisees who provide classroom-based test preparation courses and Supplemental Education Services under the Princeton Review brand.

•	The K-12 Services division, founded in 1998, provides a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance, including online and print-based assessment, professional development, and materials to support school-based intervention programs.

•	The Admissions Services division, founded in 1986, provides marketing services to higher education institutions, and post-secondary counseling services and web-based products to secondary schools and school districts. Until February 2007, when we sold this business, the Admissions Services Division also provided web-based admission products to higher education institutions.
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
     Our Classroom-Based Course Offerings
     Our test preparation courses focus on customer service and quality instruction. Our experienced teachers and tutors generally work with groups of 12 or fewer students in our SAT classes. Our GMAT and GRE classes generally have no more than eight students in each class to maximize individual attention and grouping by similar ability. We have also completely redesigned our LSAT course offerings to offer two options — one longer and more intensive, and one designed to maximize instruction over a shorter time frame. In 2006, our GRE and MCAT courses were completely updated to reflect significant changes to these tests.
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
     Our Private Tutoring Offerings
     The Princeton Review private tutoring program is our most exclusive, customized offering. We offer one-to-one and small group, high-end admissions counseling and tutoring services for all of the admissions tests. In addition, we provide individual assistance with academic subjects. Tutoring is chosen by students and parents who want customized instruction from our very best instructors on a flexible schedule.
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
     Our School-Based Offerings
     In addition to offering our standardized test preparation courses to individual students, we also offer our SAT, SAT II and ACT test preparation services to schools and districts around the United States. The Princeton Review works with hundreds of such institutional clients to provide test preparation services to their students. These clients range from remote private schools to large urban school districts and other sponsoring non-educational organizations. Our institutional test preparation courses are custom designed to meet the needs of these institutional clients and their students. Using the same materials and techniques, we train our own teachers and, occasionally, district teachers, to deliver test preparation, remediation and enrichment to districts of all demographics. We also offer extensive testing and professional development services.
     Additionally, our Test Preparation Services division has teamed up with our K-12 Services division to become a major provider of Supplemental Education Services (SES) under NCLB. By combining content and materials developed by our K-12 Services division with our Test Preparation Services division’s teaching professionals we deliver remediation and enrichment services directly to thousands of students in school districts throughout the country. Our customized SES services offer students intensive, live instruction related to Math and English language arts (including reading) within a small group setting. We believe that school-based services provide a significant growth opportunity in the coming years.
     Our Test Preparation Publications and Software
     Examples of our books and educational software products include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Human Brain Coloring Book
Cracking the LSAT	Cracking the AP US History	Essential High School Dictionary

Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	Math Workout for the GMAT	Crash Course for the SAT
GrammarSmart	Verbal Workout for the GMAT	Crash Course for the GRE
     The Princeton Review: Cracking the SAT, ACT, GMAT, LSAT & GRE 2008 Editions software

Roadmap to the CAHSEE (California)	Roadmap to the Regents (New York)	Cracking the Virginia SOL Series
Roadmap to the FCAT (Florida)	North Carolina Roadmap Series	Know It All Series
Roadmap to the HSPA (New Jersey)	Ohio Roadmap Series	Smart Junior Series
Roadmap to the MCAS (Massachusetts)	Virginia Roadmap Series	Cracking the Texas End-of-Course Series
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
     The K-12 Services division partners with schools to help them meet these challenges and measurably improve academic performance. Recognizing that schools need a broad range of products and services, we offer customized solutions that include formative and benchmarking assessments, professional development, and materials to support after school programs. Research indicates that the synergy of effective assessments, improvements in teacher quality, and skill-specific, standards-aligned instruction can significantly improve student performance, and our goal is to provide schools with the right tools to achieve this result. In 2006, we worked with the U.S. Department of Education and a number of states and districts across the country, including: Virginia, Maryland, the School District of Philadelphia, Los Angeles Unified School District, Chicago City Schools, and The New York City Department of Education.
     We provide the following three major solutions to school districts throughout the country. Each solution can be combined into customized programs to meet the specific needs of each school district.
Assessments to Inform Instruction
     We offer districts interim, low-stakes assessments aligned to their curriculum and state standards. These instruments can be delivered in traditional paper and pencil format or online through our Assessment Center (formerly Homeroom.com) platform. Assessment Center is a powerful, web-based tool that enables educators to quickly assess students’ academic strengths and weaknesses while providing immediate feedback and tailored educational resources for improving performance. Results are provided in a timely, usable and actionable format for teachers, administrators, parents and students.
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

     We offer three main professional development programs:
•	Ongoing data-differentiated instruction and assessment support. We implement ongoing professional development programs that focus on using data in the classroom to drive individualized instruction, with the ultimate goal being mastery in the classroom and improvements on state standardized tests. The Princeton Review works with instructional leaders to help them learn how to interpret and use reports generated through The Princeton Review’s assessments, as well as from their state standards test, to drive student instruction.

•	Individualized professional development programs. Using several data streams, from teacher self-evaluations to low stakes interim assessments, we create individualized professional development for a district’s staff. With this program, teachers work in an ongoing manner with a Princeton Review consultant who helps each teacher focus instruction on the area of his or her students’ needs. Our consultants help each teacher evaluate data and reports gathered from low-stakes assessments administered throughout the program and subsequently recommend individualized professional development in order to expand each teacher’s knowledge of his or her students skill set.

•	Product Training. Training is a crucial component of any successful, comprehensive program. Every program The Princeton Review offers contains some form of training and/or staff development.
Intervention Programs
     We offer a comprehensive Math and Reading off-the-shelf intervention program called SideStreets. SideStreets was designed to meet the needs of struggling students in grades two through eight. SideStreets provides engaging, guided classroom instruction that reaches students at their levels. The program is uniquely designed to build students’ essential skills, step-by-step, so under-performing students can move quickly towards proficiency.
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
Admissions Services Division
     We sell a range of products and services that help higher education institutions attract new applicants and work closely with high schools to aid them in the college and career counseling they deliver. Our goal is to guide students and parents through the challenging transition from high school to college. We also guide college students to graduate or professional school programs, and offer career advice services through the information available on our free web site, www.PrincetonReview.com. Additionally we offer more than 70 print titles on these topics. On February 16, 2007, we sold our business of providing electronic application and prospect management tools to higher education institution customers, previously conducted by the Admissions Services Division, to Embark Corp. (the “Embark Sale”) (See “Business — Acquisitions and Dispositions.”)
     The following are some of the major products, services and tools we offer to higher education institutions, high schools, school districts and individual students and parents.
     Post Secondary Institutions. We sell academic institutions a range of marketing options on a subscription and transactional basis. Colleges and graduate schools may include an in-depth profile about their school in our books and on our web site for which the institutions pay us a subscription fee. More importantly, we promote these institutions to students who match their profile. The institutions pay us when these students request further information. We currently anticipate that we will restructure how we provide these services in the very near term, as described more fully under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
     Secondary Schools and School Districts. We sell K-12 school districts support for their post-secondary counseling efforts by offering customizable packages of services that include college counseling advisors, our college guidance books and a web-based college counseling support product.

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
•	School Information. We provide detailed information about colleges and graduate schools, including, in many cases, students’ opinions about faculty, workload, social life, sports and more. This information is largely derived from our bestselling guidebooks.

•	Major, Career and Other Searches. Through a series of “wizards” or matching tools, we help students narrow down their list of potential schools, majors, internships, scholarships, and other related educational and career options.

•	Discussion Boards and Communication Tools. We provide a forum for students to discuss college and graduate school admissions experiences, ask questions of students and administrators on campus, and obtain advice from Princeton Review moderators.

•	Organization. We help students keep track of information about their prospective schools, and try to make the process simpler and less stressful.
Our Admissions Services Publications

America’s Best Value Colleges	Guide to College Majors
Best 361 Colleges	Guide to Study Abroad
Best 282 Business Schools	Guide to Summer Programs
Best 170 Law Schools	K&W Guide (Learning Disabilities Guide)
Best 168 Medical Schools	Parents’ Guide to College Life
Complete Book of Colleges	Paying for College Without Going Broke
College Essays That Made a Difference	Visiting College Campuses
Graduate School Companion	145 Things to Do When You Grow Up
Our Franchised Operations
     Our classroom-based test preparation courses and tutoring services are delivered through company-operated locations and through our independent franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty ranging from 8%—9.5% of their cash receipts collected under the Princeton Review name. Royalties received from franchisees also include a $27.00 per student fee for use, by their students, of our online supplemental course tools. Royalities also include a fee of 2% of the cash receipts of our domestic franchisees, for contribution to a marketing fund. Finally, those of our franchisees that purchased the rights to offer SES courses in their territories also pay us an 8% royalty with respect to the cash receipts they earn from those courses. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 3% of our total 2006 revenue.
     Our franchisees do not provide Princeton Review Online courses. However, to the extent we provide our Princeton Review Online courses to retail customers residing within the defined territories of our domestic franchisees, we generally pay those franchisees a royalty of 10% of all of our revenue derived from selling Princeton Review Online courses to retail students residing in their territories, net of certain administrative expenses. We have not entered into any such royalty arrangements with our franchisees for our other web-based products and services.
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

     As of December 31, 2006, the Company had seven franchisees operating in approximately 18 territories under the Princeton Review name in the United States and 16 franchises with approximately 50 offices in 20 countries.
     Our independently-owned domestic franchisees currently provide test preparation courses and tutoring services in the following jurisdictions:

Number of
Counties
California	12
Colorado	8
Connecticut	7
Florida	57
Massachusetts	4
Michigan	4
Nevada	1
New Mexico	33
New York	5
Ohio	4
Pennsylvania	4
Rhode Island	5
Utah	29
     Our independently-owned international franchises are located in Egypt, Guam, India, Israel, Japan, Jordan, Lebanon, Malaysia, Mexico, Pakistan, People’s Republic of China, the Philippines, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, Thailand, Turkey and the United Arab Emirates. We intend to continue to expand our international presence through the sale, in the next several years, of additional franchises, primarily in Asian, Middle Eastern and South American markets.
     Over the last several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, as more fully described below under “Acquisitions and Dispositions.” We entered into new franchise agreements with our remaining domestic franchisees toward the end of 2005. We terminated one domestic franchisee for various defaults under its franchise agreement in July 2005. We initiated an arbitration proceeding to confirm the validity of the termination and to recover amounts owed and seek damages from the former franchisee. The counterclaim against Princeton Review alleges we wrongfully terminated the franchise agreement and breached contractual obligations relating to the provision of SES in the former franchisee’s territory.
Acquisitions and Dispositions
     On February 16, 2007, we sold certain assets of our Admissions Services division (the “Embark Sale”). Such assets were sold to Embark Corp. and comprised the business of providing electronic application and prospect management tools to higher education institution customers, primarily on a subscription basis. The purchase price consisted of approximately $7.0 million in cash and an earn-out of up to an additional $1.25 million, based upon certain achievements of the sold business in 2007.
     In the last several years, we completed acquisitions of the businesses of a number of our former domestic franchisees. In October, 2004, we completed a small acquisition of the independent franchise that provided test preparation courses in Puerto Rico for a purchase price of approximately $130,000. In July 2003, we completed a small acquisition of 77% of Princeton Review of North Carolina, Inc., the independent franchise that provided test preparation courses in North Carolina, for a purchase price of approximately $890,000, of which approximately $760,000 was financed with notes to the seller, including imputed interest. In November 2003 we purchased the remaining 23% for approximately $248,000, of which approximately $208,000 was financed with notes to the seller, including imputed interest. In October 2002, we completed a small acquisition involving the assets of Princeton Review of St. Louis, one of our franchisees that provided test preparation courses in Missouri, for a purchase price of approximately $850,000, of which approximately $470,000 was financed with a note to the sellers. In 2001, we completed acquisitions of four of our domestic franchisees for aggregate consideration of approximately $22.8 million.
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
     Test Preparation Services Division. Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our regional phone centers counsel students and parents regarding specific courses. Our Princeton Review one-to-one admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We recently consolidated our school sales force into the K-12 Division, but continue to retain a sales staff for our SES business. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.
     K-12 Services Division. We are marketing our K-12 services to schools and school districts through a number of channels, including national conferences, direct mail, electronic media and telemarketing. Our K-12 Services division manages our company-wide sales and marketing force of approximately 30 people. Assessment Center is also integrated in the offerings of, and sold by, our business partners such as Plato Learning, Inc. and SchoolNet.
     Admissions Services Division. Admissions Services had a dedicated sales and marketing team that primarily solicited post-secondary institutions to purchase our products and services. Following the Embark sale, we are reevaluating the sales and marketing needs of the remaining businesses and expect to reassign remaining staff to our other divisions, as necessary.
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
     Admissions Services Division. Since launching our Review.com (now www.PrincetonReview.com) web site in 1994, we have continually expanded the material available and made improvements to its content and functionality. The online informational materials and tools are developed and enhanced by our authors and design engineers, through strategic partnerships with third parties and through feedback from guidance and admissions counselors. We regularly modify and enhance our web site to provide students, parents and guidance counselors with additional information and interactive tools designed to assist them with the school selection, admissions and financial aid processes. We also continually strive to provide our educational institution customers with more effective ways to reach potential applicants. Finally, our publications are frequently updated by our staff and freelance authors and editors to ensure that new editions are up to date and include the most current information available on college and graduate school admissions and related subjects.
Significant Customers
     No single customer exceeded 10% of our total revenue in any of the last three years. In the K-12 Services division, the top three customers in 2006 accounted for 58% of that division's revenue, while the top two customers accounted for 56% and 59% of that division’s revenues in 2005 and 2004, respectively.
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
     We believe that our primary competitive advantage is our well-known and highly trusted Princeton Review brand, our extensive experience in test preparation and admissions, our innovative, high-quality educational products and services and our employees. We also believe that our ability to attract students, parents and educators to our Princetonreview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.
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
Employees
     As of December 31, 2006, we had 565 full-time employees, including 57 in content and editorial, 66 in administration, finance, legal and human resources, 57 in information systems, 20 in marketing, 34 in sales, 101 in customer support and 230 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 2,900 part-time employees, comprised mainly of teachers.
     None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
Segment Information
     For financial information relating to our operating divisions by business segment, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Executive Officers of the Registrant
     The following table sets forth information with respect to our executive officers as of March 27, 2007.

Name	Age	Position
John S. Katzman	47	Chief Executive Officer
Mark Chernis	40	President, Chief Operating Officer
Stephen Melvin	55	Chief Financial Officer and Treasurer
Kevin A. Howell	48	Executive Vice President, General Manager K-12 Services Division
Margot Lebenberg	39	Executive Vice President, General Counsel and Secretary
Young J. Shin	40	Executive Vice President, General Manager Admissions Services Division
     John S. Katzman, Chief Executive Officer, founded our company in 1981. Mr. Katzman has served as our Chief Executive Officer and director since our formation. Mr. Katzman served as our President from 1981 until August 2000. Mr. Katzman is the brother of Richard Katzman, one of the other members of the board of directors. Mr. Katzman received a BA from Princeton University.
     Mark Chernis, President, Chief Operating Officer and Secretary, joined us in 1984. Mr. Chernis has served as Chief Operating Officer and Secretary since 1995 and became President in August 2000. From 1989 to 1995, Mr. Chernis served as our Vice President, Operations. From 1984 to 1989, Mr. Chernis served as a systems analyst. Mr. Chernis received a BA from Vassar College.
     Stephen Melvin, Chief Financial Officer and Treasurer rejoined the company in 2007, having left in 2006. He had first joined us in 1998 and served as our Chief Financial Officer from 1999 to 2005. From 1996 to 1998, he served as Vice President of Solow Realty Company where he was responsible for overseeing the property management business. From 1987 to 1996, Mr. Melvin was Chief Financial Officer of Western Heritable Investment Corporation, a real estate investment and management company. From 1983 to 1987, Mr. Melvin served as Controller of Private Satellite Network, Inc. From 1978 to 1983, Mr. Melvin was Assistant Corporate Controller of Paramount Pictures Corp. From 1974 to 1978, Mr. Melvin was a Certified Public Accountant at Deloitte & Touche LLP. Mr. Melvin received a BA from the University of Virginia and an MS from New York University.
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
     Margot Lebenberg, Executive Vice President, General Counsel and Secretary, joined us in June 2004. From 2003 to 2004, Ms. Lebenberg served as the Executive Vice President, Senior Managing Director and General Counsel and Secretary for SoundView Technology Group, Inc., a research driven securities firm, through its sale to Charles Schwab. From 2001 to 2003, she served as Vice President and Assistant General Counsel of Cantor Fitzgerald, a leading financial services provider, and its subsidiary eSpeed, Inc., a leader in developing and deploying electronic trading. From 1996 to 2000, she served as Senior Vice President, General Counsel and Secretary of SOURCECORP, Incorporated (formerly known as F.Y.I. Incorporated), a business process outsourcing and consulting firm, in Dallas, Texas. Ms. Lebenberg began her career at Morgan, Lewis & Bockius LLP in New York and founded and served as President of Living Mountain Capital LLC, a business advisory consulting firm specializing in corporate development, strategic alliances and restructurings. Ms. Lebenberg received her JD from Fordham University School of Law and her BA from SUNY Binghamton.
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
     Over the last few years, the Company has invested heavily in the expansion of existing business lines and the development of new businesses. These investments, combined with Sarbanes-Oxley compliance costs and rising overhead expense, have driven losses in each of our last three fiscal years. We have incurred net losses of approximately $10.0 million, $2.2 million and $29.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $75.9 million.
     In order to achieve sustained profitability we will need to implement changes to existing business processes, significantly reduce overhead expense and drive profitable revenue growth in our K-12 Services Division. The Company is re-engineering processes and systems to reduce our overhead, continue to improve our internal control management process and upgrade or replace certain critical business systems.
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
Our contracts with schools, school districts, municipal agencies and other governmental bodies present several risks, including the nature and timing of revenue recognition, which, combined with fixed expenses, puts a strain on our working capital requirements.
     As the Company has grown over the last several years, we have begun to enter into more and more contracts with schools, school districts, municipal agencies, and other governmental bodies. These contracts present several types of risks and uncertainties. Many of our contracts with school districts are school-year contracts subject to annual renewal at the option of the school district, and in many instances the school district can terminate or modify the contracts at their convenience. Any number of factors could cause a school district to terminate or fail to renew a contract or otherwise affect a school district’s willingness to contract with us, including negative publicity (whether or not the reason for such publicity is within our control) and changes in the composition of local school boards or changes in school district administration. Any termination or non-renewal of a contract with a school district could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other school districts.
     Additionally, the approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer. Costs, however, are recorded as incurred, whether or not the contract is signed. While we try not to incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control. Until such time as we transition over to a school-based fiscal year our current calendar-based fiscal year makes it more difficult for us to forecast quarterly revenue streams from these contracts. This may make it more difficult for us to deliver operating results in line with analysts’ forecasts, and could therefore adversely affect our stock price.
     Because our customers are often unable to begin payment for services until formal approval of the agreement, this delay in formal contract execution may also cause our cash balances to fluctuate significantly from period to period and may expose us to credit risk. We believe that we may be able to recover monies owed from a customer for which we have performed services but who fails to render payment in the absence of a signed contract based on several legal theories designed to prevent unjust enrichment. However, this basis of recovery may not be available in all jurisdictions where we enter into these contracts, or may limit our recovery with respect to amounts or timing. Accordingly, the absence of a signed agreement may, depending on the laws of the applicable jurisdiction, make it substantially more difficult or impossible for us to recover sums due to us under these agreements. While we have not experienced a default by a customer under such circumstances to date, and believe that the nature of the parties with which we are contracting makes such a default less likely, it is a possibility that such circumstances may arise in the future with respect to one or more of these contracts.
We face risks related to the implementation of a new technology platform in our K-12 Services division in 2007.
     During 2007, we will be migrating our K-12 customers to a new technology platform. The migration will entail technical risk and expense, may divert management attention and may cause disruption to us or our customers. For example, there is a risk that the new platform will not be able to handle existing customers and scale to support new ones. Additionally, any customers who we are not able to migrate for technical reasons or otherwise will have to utilize the legacy platform during 2007, which will require us to incur the added expense of operating two systems simultaneously. Any such difficulties could make the migration more expensive and disrupt our business.
If we fail to comply with applicable state and federal regulations, we may face government sanctions and other adverse consequences.
     As a result of providing services funded by government programs, we are subject to increased state and federal regulation. Compliance with state and federal regulations can be costly and time consuming, and we cannot be sure that we will not encounter delays, expenses or other difficulties. Further, our failure to comply with these regulations could result in financial penalties, restrictions on our operations, reputational harm and decreased ability to secure contracts in other jurisdictions.
We face intense competition that could adversely affect our revenue, profitability and market share.
     The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. Our current competitors include but are not limited to:
•	providers of online and offline test preparation and tutoring services;

•	companies that provide SES services;

•	companies that provide print, software, web-based and other educational assessment and supplemental products and services to districts and states in the highly competitive K-12 market; and

•	companies that offer both face-to-face and web-based products and services to assist individuals and educational organizations with counseling or recruiting.
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

Negative developments in school funding or education laws could reduce our institutional revenue.
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
     As of December 31, 2006, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 9.A of this Form 10-K. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.
     We experience, and expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenues increase, we expect to recognize these revenues primarily in the first and fourth quarters. Our K-12 Services division also experiences seasonal fluctuations in revenue, with the first and fourth quarters (corresponding to the school year) expected to have the highest revenue.
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

     As the business of our K-12 Services division has evolved, the contracts entered into with school districts have generally increased in size. As a result, three customers in 2006 and two customers in 2005 accounted for 58% and 56% of that division’s revenue, respectively. The loss of one or more such customers could significantly adversely affect our revenue. Additionally, we rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 3% of our revenue in each of 2006 and 2005. Accordingly, termination of our relationship with Random House could adversely affect our revenue and cause disruption in our operations.
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
     We depend on the continued service of our senior management. The loss of our Chief Executive Officer, John Katzman or our President and Chief Operating Officer, Mark Chernis, could materially adversely affect our business. In addition, in recent periods, we have experienced turnover at the Chief Financial Officer position, with two CFO departures within the last 18 months. Our current CFO, Stephen Melvin, is serving in that position on an interim basis. This has resulted in instability and has made it difficult for us to achieve objectives we have set for the finance department, including implementation of internal control improvements. If we are unable to solidify the CFO function, we will likely continue to experience inefficiencies and instability in the finance department. In addition, our President and Chief Operating Officer has assumed the role of interim division President of Test Preparation Services, leaving our executive team thinly stretched.
Our business may be harmed by actions taken by our franchisees that are outside our control.
     Approximately 3% of our 2006 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. If our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, including failing to hire and train qualified managers or instructors or failing to abide by all applicable laws and regulations, our image and reputation may suffer and our revenue could decline.
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
The terms of our secured credit facility restrict us from engaging in many activities and require us to satisfy various financial tests. We expect that any credit facilities that we obtain in the future will contain similar restrictions and requirements.
     Our secured credit facility contains covenants that restrict, among other things, our ability to incur additional debt, sell our assets, merge with or acquire another entity, pay cash dividends, create liens, change our fundamental organization or lines of business, make investments and engage in transactions with affiliates, and contains events of default that are triggered, among other things, if we breach these covenants or if we fail to make payments when due under the credit facility, all of which may adversely affect our ability to grow and to pursue new business opportunities. The secured credit facility also requires us to maintain specific financial thresholds. Events beyond our control could affect our ability to meet those financial thresholds, and we cannot assure you that we will meet them. A breach of any of the covenants contained in our secured credit facility could allow the lenders to declare all amounts outstanding under the secured credit facility to be immediately due and payable. We have pledged substantially all of our assets to the lenders as collateral under our secured credit facility. The lenders could proceed against the collateral granted to them if we are unable to meet our debt service obligations. If the amounts outstanding under our secured credit facility are accelerated, we may be forced to restructure or refinance our obligations, obtain equity financing or sell assets, which we may be unable to accomplish in a timely manner, on terms satisfactory to us or at all. If we are unable to restructure or refinance our obligations, we may default under our obligations. In order to replace our existing secured credit facility or raise additional capital, we may seek to obtain one or more credit facilities in the future. We expect that any credit facilities we enter into in the future will contain restrictions and requirements similar to those described above.
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
Charges related to completed acquisitions could negatively affect our results of operations.
     Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. At December 31, 2004, we wrote down $8.2 million in goodwill associated with our acquisition of Embark.com, Inc., due to the Admission Services division’s poor performance. Any future write down of goodwill, while noncash, would similarly adversely affect our operating results. As of December 31, 2006, we had unamortized goodwill of $31.5 million related to acquisitions.
We may engage in future acquisitions that could dilute the equity interest of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. If any acquisitions are not successfully integrated with our business, our ongoing operations could be negatively affected.
     We may acquire the businesses of one or more of our remaining domestic franchisees or other businesses, products or technologies in the future. To facilitate future acquisitions, we may take actions that could have a detrimental effect on our financial condition, results of operations or the price of our common stock, including:
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
     We may undertake sales or other strategic dispositions or alternatives relating to certain businesses or operations to attempt to maximize stockholder value. These transactions involve a number of risks, including:
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
     If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Our computer hardware necessary for our online operations is currently located at two professional data centers; one in White Plains, NY, and the other in Westminster, MD, which is operated by Random House. Both facilities have redundancy for power, A/C and internet access. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. We do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems.
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
     Securities class action lawsuits alleging fraud have often been filed against companies following periods of volatility in the market price of their securities. In the future, we may be the target of similar lawsuits. If a lawsuit were to be filed against us, it could result in substantial costs and the diversion of our management’s attention and resources, which could seriously harm our financial results or result in a decline in the market price of our common stock. Declines in the market price of our common stock could also harm employee morale and retention, our ability to attract qualified employees and our access to capital.
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
     As of March 27, 2007, our present directors and executive officers and their affiliates beneficially owned approximately 33% of our outstanding common stock. In particular, John S. Katzman, our Chief Executive Officer, beneficially owned approximately 32% of our outstanding common stock. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.
Certain risks associated with our Series B-1 Cumulative Convertible Preferred Stock.
     On June 4, 2004, we completed a private placement of 10,000 shares of our Series B-1 Cumulative Convertible Preferred Stock (the “Series B-1 Preferred Stock”) for $10 million in the aggregate. We currently have 6,000 shares of the Series B-1 Preferred Stock outstanding, following redemption by Fletcher International, Ltd. (“Fletcher”) of 4,000 shares in 2006. Dividends on the Series B-1 Preferred Stock are payable quarterly, at our option in cash or registered shares of our common stock, at a minimum rate of 5% per annum. The Series B-1 Preferred Stock is convertible into our common stock at a current conversion price of $8.086 per share, subject to adjustment upon certain events. The holder of the Series B-1 Preferred Stock may also redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock, unless we satisfy the conditions for cash redemption, for an amount of shares of our common stock based upon a redemption rate equal to 102.5% of the then prevailing price of our common stock plus the value of any accrued and unpaid dividends. The holder also has the right, currently exercisable during 2007 and subject to extension under certain circumstances, to purchase up to $20 million in newly created series of preferred stock having, except as set forth in our agreement pertaining to the Series B-1 Preferred Stock, similar terms, conditions, rights, preferences and privileges as the Series B-1 Preferred Stock (the “Additional Preferred Stock”). The Additional Preferred Stock will be convertible into shares of our common stock at a conversion price currently set at the greater of 88.21% of the then prevailing price of our common stock or $8.0860 per share, subject to adjustment upon certain events.
     The issuance of our shares of common stock to the holder thereof upon conversion or redemption of the Series B-1 Preferred Stock and any Additional Preferred Stock and their resale by the holder will increase our publicly traded shares. These resales could also depress the market price of our common stock. We will not control whether or when the holder elects to convert its securities for common stock. The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.
     Additionally, under the agreement governing the issuance of the Series B-1 Preferred Stock, we are obligated to timely register with the SEC shares of our common stock issuable upon conversion or redemption of the Series B-1 Preferred Stock and any Additional Preferred Stock, and to maintain the effectiveness of such registration in accordance with the terms of the agreement. If we fail to do so, we are subject to certain penalties, as more fully described in Note 7 to our consolidated financial statements. Due to our failure to comply with these registration requirements, in each case due to delays in resolving SEC comments, the conversion price of the Series B-1 Preferred Stock has been reduced from $11.00 to $8.0860 and the conversion price for any Additional Preferred Stock has been reduced from the greater of $11.00 or 120% of the prevailing price of our common stock to the greater of $8.0860 or 88.21% of the prevailing price of our common stock. Due to our inability to timely file our Form 10-Q for the third quarter of 2006, resulting from the required restatement of our financial statements, we are not eligible to register the common stock issuable upon conversion of the Series B-1 Preferred Stock and any Additional Preferred Stock on Form S-3 until such time as we have been current in our periodic filings for 12 consecutive months. This will require us to use Form S-1 to comply with our registration requirements with respect to the Series B-1 Preferred Stock and any Additional Preferred Stock, which is more time consuming and expensive. Given the current timeline for effecting such registration on Form S-1, we anticipate a further reduction of the conversion prices applicable to the Series B-1 Preferred Stock and any Additional Preferred Stock by at least 5%. Additionally, we cannot be sure that we will be able to comply with the registration requirements applicable to our Series B-1 Preferred Stock and any Additional Preferred Stock in a manner that will allow us to avoid future reductions in the conversion price.

     In November 2006, due to a planned restatement of its historical Financial statements, as of and for the years ended December 31, 2005 and 2004, the Company was unable to timely file our Form 10-Q for the third quarter of 2006, resulting in the Company failing to maintain an effective registration statement for the benefit of the holder of its Series B-1 Preferred Stock. If the holder requests redemption of the Series B-1 Preferred Stock the Company must redeem for cash because it cannot redeem for registered shares of common stock. Accordingly, there is the possibility that the Company may be required to fund any future redemptions in cash until it is again able to maintain an effective resale registration statement for the benefit of the holder of the Series B-1 Preferred Stock in accordance with the terms of the agreement governing the registration requirements. As of March 27, 2007, Series B-1 Preferred Stock of $6 million was outstanding and available for redemption. On March 30, 2001, the Company borrowed $3 million pursuant to increase negotiated in their existing line of credit agreement which if with cash on hand and cash generated from operations, should provide the funds necessary effect such potential redemption.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on December 31, 2014. As of December 31, 2006, we also leased an aggregate of approximately 249,000 square feet of office space for additional operations in New York, New York and our 56 regional offices or classroom locations located in Arizona, California, Colorado, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia, Washington, Washington D.C., Canada and Puerto Rico.
Item 3. Legal Proceedings
          On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that the Company infringed a patent owned by CollegeNet, U.S. Patent No. 6,460,042 (the "'042 Patent”), related to the processing of the online applications. CollegeNet never served the Company and no discovery was ever conducted. However, apparently based on adverse rulings in the related lawsuits concerning the same ‘042 Patent (the “Related Litigation”), CollegeNet dismissed the 2003 case against the Company without prejudice on January 9, 2004.
On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNet in its appeal from the adverse rulings in the Related Litigation.
The next day, on August 3, 2005, CollegeNet again filed suit against the Company alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNet filed an amended complaint, which added a second patent, U.S. Patent No. 6,910,045 (the “‘045 Patent”), to the lawsuit. The Company was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended on February 24, 2006. On March 20, 2006 CollegeNet filed its Reply to the Company’s counterclaims. CollegeNet seeks injunctive relief and unspecified monetary damages.
The Company filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNET’s ‘042 Patent on September 1, 2005. The Company filed another request with the PTO for ex parte reexamination of CollegeNET’s ‘045 Patent on December 12, 2005. Although CollegeNet has not pursued any claims against the Company on a related U.S. Patent No. 6,345, 278 (the “‘278 Patent”), the Company filed another request with the PTO for ex parte reexamination claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on November 8, 2006. The PTO granted the Company’s requests and ordered reexamination of all claims of the CollegeNet ‘042 patent on October 31, 2005, ordered reexamination of all claims of the ‘045 Patent on January 27, 2006, and ordered reexamination of claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on February 2, 2007.
On March 29, 2006, the court granted the Company’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNet ‘042 and ‘045 patents. On November 9, 2006 the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 patent. On January 9, 2007, CollegeNET filed a Response to the Non-Final Office Action with the PTO. The Princeton Review cannot predict the likely outcome of these preceedings but believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
     Price Range of Common Stock
     Our common stock trades on the NASDAQ Global Market under the symbol “REVU.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

	2006		2005
Fiscal Quarter	High	Low	High	Low

First	$6.05	$5.05	$6.14	$5.25
Second	6.45	5.32	5.95	5.46
Third	5.45	5.10	6.25	5.70
Fourth	5.51	5.17	6.03	5.05
     As of March 27, 2007, the last reported sale price of our common stock on the NASDAQ Global Market was $5.40 per share. As of March 27, 2007, there were 62 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.
     Dividend Policy
     We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends with respect to our common stock in the foreseeable future. We currently intend to retain any earnings for use in the operation of our business and to fund future growth. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. Additionally, our ability to pay cash dividends is subject to the consent of the lenders under the terms of our credit facility, which is described in Note 6 to our consolidated financial statements.
Item 6. Selected Consolidated Financial Data
     The consolidated statement of operations data for each of the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$92,405	$87,360	$74,297	$71,719	$67,930
K-12 Services	35,694	31,932	28,403	21,525	10,066
Admissions Services	12,641	11,252	11,085	11,218	11,240

Total Revenue	140,740	130,544	113,785	104,462	89,236

Cost of revenue
Test Preparation Services	31,907	27,917	23,553	20,809	18,516
K-12 Services	21,703	16,274	13,308	8,328	3,533
Admissions Services	5,510	4,251	2,941	2,836	2,888

Total cost of revenue	59,120	48,442	39,802	31,973	24,937

Gross profit	81,620	82,102	73,983	72,489	64,299

Operating expenses
Selling, general and administrative	90,012	86,352	79,231	65,634	65,482
Impairment of investment and goodwill	300	—	8,199	—	344

Total operating expenses	90,312	86,352	87,430	65,634	65,826

Income (loss) from operations	(8,692)	(4,250)	(13,447)	6,855	(1,527)

Net income (loss)	(9,531)	(2,185)	(29,495)	4,309	(1,090)

Dividends and accretion on Series B-1 Preferred Stock	(517)	(2,443)	(1,439)	—	—

Net income (loss) attributed to common stockholders	(10,048)	(4,628)	(30,934)	$4,309	$(1,090)

Basic income (loss) per share	$(0.36)	$(0.17)	$(1.13)	$0.16	$(0.04)

Diluted income (loss) per share	$(0.36)	$(0.17)	$(1.13)	$0.16	$(0.04)

Weighted average shares used in computing net income (loss) per share
Basic	27,578	27,570	27,468	27,306	27,239

Diluted	27,578	27,570	27,468	27,467	27,239

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,822	$8,002	$19,197	$13,937	$11,963
Total assets	118,108	105,371	107,641	121,697	112,116
Long-term debt, net of current portion	14,127	2,845	4,213	5,710	5,656
Series B-1 Preferred Stock	6,000	10,000	8,147	—	—
Stockholders’ equity	41,163	50,453	55,104	84,467	79,298

     Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:
     In 2006, we redeemed 4,000 shares of our Series B-1 Preferred Stock for approximately $4.4 million.
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
Overview
     The Princeton Review provides educational products and services to students, parents, educators and educational institutions. These products and services include integrated classroom-based and online instruction, professional development for teachers and educators, print and online materials and lessons, and higher education marketing. We operate our businesses through three divisions, which correspond to our business segments.
     The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchises who provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing SES programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and accounted for approximately 66% of our overall revenue in 2006.
     In 2006, the Test Preparation Services division’s revenue increased by 6%, reflecting a return to historical growth rates after a record growth the prior year due to introduction of the new SAT. During 2006, the fastest growing areas for this division were its SES courses, sales of which have increased in response to the increased emphasis on state assessments, and institutional sales, which are partially attributed to the new SAT test introduced in 2005. Our Tutoring revenue grew during the year as well, while retail classroom revenues settled back to 2005 levels.
     The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development, intervention materials (workbooks and related products) and face-to-face instruction. As a result of the increased emphasis on accountability and the measurement of student performance in public schools in this country and the centralization of school districts’ purchasing of assessment, professional development and supplemental educational products and services, this division continues to see growing demand by the public school market for its products. During 2006 this division’s recognized revenue was adversely impacted by unsigned contracts where work has begun. For example, during 2006, a large contract representing over $3 million in revenue was unsigned at year-end. Accordingly, revenue related to this contract was deferred until 2007. Despite the revenue shortfall related to this contract, revenue increased by 12% primarily due to the success of K-12 Services sales of the SideStreets after-school intervention materials
     The K-12 Services division continues to enter into more large, multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies, requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction. The approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome. These contracts therefore present several types of risks and uncertainties, including reducing our ability to effectively predict our operating performance, increasing variability in our cash balances and increasing credit risk. These risks and uncertainties are discussed in detail under the heading “Risk Factors” in this Annual Report on Form 10-K.
     While we see continued strong revenue growth in this division, operating results are difficult to predict accurately, due to the foregoing factors and the fact that each contract entered into by this division has its own, unique product mix. Because our various products in this division have different gross margins (professional development and live course instruction products typically have lower gross margins than fees for assessment products and printed materials), contracts with varying product mix could significantly alter this division’s operating results from period to period. In addition, this division faces challenges related to its rapid growth, including building a first-class customer support organization, continually improving quality control processes for customized product and developing better project management tools. As a result of all of these factors, gross margins in this division declined from 49% in 2005 to 39% in 2006.
     Throughout the periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Admissions Services division derived most of its revenue from the sale of web-based admissions and application management products and marketing services to educational institutions. In 2006, this division represented 9% of our overall revenue.

     As described under “Business-Acquisitions and Dispositions,” during February 2007, we sold the subscription-based admissions and application management services business, having reached the conclusion that this line of business could not be grown profitably on a long-term basis and was non-strategic to our overall educational services businesses. The sale added cash to our balance sheet, lowered certain corporate support costs and enhanced focus on our core strength of working with students. See Note 16 to the consolidated financial statements.
     Following the completion of the Embark Sale, we entered into discussions with Young Shin, the General Manager of the Admissions Services Division, regarding a transaction pursuant to which Mr. Shin would terminate his employment with the Company, and enter into an agreement with the Company pursuant to which sales, support, collection, marketing and related functions involved in our higher education institution marketing business will be outsourced to an entity formed by Mr. Shin, in exchange for a revenue sharing arrangement. These discussions are currently at an advanced stage and we anticipate finalization of an agreement in the very near term. During 2006, we recorded approximately $3.4 million in revenue from the marketing services that are the subject of this proposed transaction.
     Revenue
     Test Preparation Services. The Test Preparation Services division derives revenue primarily from:
•	classroom-based and online test preparation courses and tutoring services, which consists of tuition and fees paid to our company-operated sites. We recognize revenue from tuition paid for our courses over the life of the course, which is usually from five to 10 weeks depending on the course type. Tutoring revenue is based on an hourly fee and is recognized as the services are delivered. Course and tutoring revenue represented approximately 46% of our total revenue in 2006.

•	SES programs, which consist of after-school courses taught primarily in the K-12 grades. We are typically paid for these courses on a per-student basis, and recognize the revenue over the life of the courses. SES revenue represented approximately 6% of our total revenue in 2006, almost double the rate in 2005.

•	royalty fees paid to us by our independent franchisees. These royalties in 2006 are 8%-9.5% of all cash receipts collected by our franchisees for all test preparation and tutoring services performed by them under the Princeton Review name. Royalties received from franchisees also include a $27.00 per student fee, for use by their students, of our online supplemental course tools. Royalties also include a fee of 2% of the domestic franchisees’ cash receipts for contribution to a marketing fund. For a description of the marketing fund, see Note 8 to the consolidated financial statements. Finally, those of our franchisees that purchased the rights to offer SES courses in their territories also pay us a 8% royalty with respect to the cash receipts they earn from those courses. This revenue represented approximately 3% of our total revenue in 2006.

•	sales of course and marketing materials and other products to our independent franchisees. This revenue is recognized upon the transfer of title to our customers, which occurs on the shipment dates of these materials. This revenue represented approximately 1% of our total revenue in 2006.

•	authoring books published by Random House and providing content for software. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books and software. We recognize these fees based on sales of the books and software when reported to us by the publishers. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented approximately 2% of our total revenue in 2006.
     K-12 Services. The K-12 Services division derives revenue from the services we provide to primary and secondary schools and school districts, from authoring books published by Random House and McGraw-Hill.
     Revenue from schools and school districts is derived from:
•	fees for training and professional development for school teachers and administrators, which we recognize over the period that the services are provided;

•	fees for paper-based and online benchmark testing, which we recognize over the period the services are delivered;

•	sales of printed materials, which we recognize when the materials are delivered; and,

•	annual subscription fees for the Assessment Center (formerly called Homeroom) subscription service, recognized by us ratably over the life of the subscription period, which is typically one or two years.
     The revenue we earned from the above products and services we provided to schools and school districts represented approximately 25% of our total revenue in 2006.
     Revenue from authoring books published by Random House is derived from performance-based fees, including royalties and marketing fees from sales of books. We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented less than 1% of our total revenue in 2006.
     Revenue from McGraw-Hill is derived from royalties under an agreement that expired in September, 2003 for Princeton Review branded content that we provided for their textbooks, which we recognize based on sales reported by McGraw-Hill. Revenue from our contract with McGraw-Hill represented approximately 1% of our total revenue in 2006.
     Admissions Services. The Admissions Services division derives revenue from:
•	web-based subscription, application and marketing fees. These fees consist of annual subscription fees and application processing fees paid to us by academic institutions for our online application and management products (which business was sold in the Embark sale), annual subscription fees paid to us by secondary schools for our ECOS product, and annual marketing fees paid to us by academic institutions to promote their programs on our web site and in our publications. We recognize the subscription and marketing fees over the contract period, which are typically one or two years. We recognize the application processing fees in the month that the relevant applications are submitted. This revenue represented approximately 6% of our total revenue in 2006.

•	college counseling fees paid by high schools. This revenue consists of annual subscription fees paid to us by secondary schools. We recognize these fees over the contract period, which is typically one to three years. This revenue represented approximately 2% of our total revenue in 2006.

•	marketing fees paid to us by academic institutions based upon the number of student inquiries we generate. This revenue is recognized as leads are generated based on the price per lead in the applicable contracts, and represented 1% of our total revenue in 2006.

•	authoring books published by Random House. This revenue consists of performance-based fees, including royalties and marketing fees from sales of books. We recognize these fees based on sales of the books when reported to us by the publisher. Additionally, we earn delivery-based fees from Random House in the form of advances and copy editing fees for books written by us. We recognize these fees as the products are delivered. This revenue represented less than 1% of our total revenue in 2006.

•	sales of advertising and sponsorships to businesses and schools wishing to promote their products, services and programs on our web site. Advertising and sponsorship revenue is recognized each month based on contractual terms. This revenue represented less than 1% of our total revenue in 2006.
Cost of Revenue
     Test Preparation Services. Cost of revenue consists of course expenses of our company-owned operations, cost of course materials sold and the costs to author, develop, edit and produce content for books and software. Course expenses consist of costs incurred to deliver test preparation courses, SES programs, tutoring and admissions counseling services, including rent of classroom space, teacher salaries, credit card fees, and costs of course materials. The largest components of cost of revenue in our Test Preparation Services division are rent for classroom spaces and teacher salaries, which together accounted for approximately 66% of the cost of revenue of this division in 2006. Also included in cost of revenue is a royalty we pay to our franchisees in exchange for allowing us to offer our Princeton Review Online courses within their territories. This royalty is calculated based on a fee per student which varies depending on the course. These fees are for Princeton Review Online courses provided to students residing within our franchisees’ territories, net of certain administrative expenses.
     K-12 Services. Cost of revenue primarily consists of the costs related to providing training, professional development, after school programs, authoring and producing workbooks, developing content for textbooks, our Assessment Center subscription service and book development. Additionally, cost of revenue includes amortization expense related to our capitalized K-12 content, which are the direct costs we incur to write questions and lessons that are used across our various product categories in this division. These costs, primarily comprised of internal compensation costs of dedicated employees, are capitalized and amortized over a seven-year period, on a straight-line basis (see Note 1 to our Consolidated Financial Statements).
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
     Operating Expenses
     Operating expenses include selling, general and administrative expenses as well as any impairment charges. Selling, general and administrative expenses include payroll and payroll related expenses, advertising expenses and office facility expenses, including rent, utilities, telephone and miscellaneous expenditures, which collectively represented approximately 68% of our total selling, general and administrative expenses in 2006. Selling, general and administrative expenses also include costs associated with national advertising campaigns that benefit our company-owned locations as well as our independent franchisees. Finally, the remaining components of selling, general and administrative expenses include professional fees, travel and entertainment, health insurance and depreciation and amortization.
     In April 2006, the Company announced and commenced implementation of a restructuring program. The restructuring included, among other things, streamlining our software development groups and reducing staff in some administrative functions to better align the cost structure with revenue and growth expectations. The restructuring charge incurred during 2006 was approximately $827,000 and consists of severance-related payments for all employees terminated in connection with the restructuring. At December 31, 2006, substantially all of the severance payments had been made.
     The following table summarizes the percentage of total revenue for certain expense items to aid in the understanding of the analysis of our operating expenses. While overall expenses have increased, we are making progress in containing our SG&A expenses and expect to see additional improvements in 2007.

	As a Percentage of Total Revenue
	2006	2005	2004
Salaries, labor and employee benefits	33.9%	36.5%	37.5%
General and administrative	20.7%	19.6%	28.6%
Advertising and marketing	4.6%	5.2%	5.6%
Depreciation and amortization	5.0%	4.8%	5.1%

Total operating expenses	64.2%	66.1%	76.8%

      Income Taxes
     As a result of the effect of SFAS No. 109, Accounting for Income Taxes, on the recoverability of our net deferred tax assets, we decided to record a 100% valuation allowance against any deferred tax benefits. In 2006 and 2005, a deferred tax benefit of $2.8 and $1.5 million, respectively, was offset by additions to the valuation allowance of the same amount, resulting in no net U.S. Federal or state tax expense in those years. Our foreign subsidiary was profitable during 2006 and after utilizing all of its net operating loss carryforward, recorded a tax provision of $153,000. Our effective income tax rate was 3% and 0% for 2006 and 2005, respectively, as a result of the valuation allowances and foreign tax provision.
     We currently have significant deferred tax assets related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that will reduce taxable income in future years. Our loss in 2006, 2005 and 2004 and the emphasis placed on cumulative losses under generally accepted accounting principles represents sufficient evidence under SFAS No. 109, Accounting for Income Taxes, for us to determine that it was appropriate to establish a full valuation allowance against net deferred tax assets. Although management expects these assets will ultimately be fully utilized, future performance cannot be assured. The Company will continue to evaluate the need for the valuation allowance in future periods.

Results of Operations
Comparison of Years Ended December 31, 2006 and 2005
     Revenue
     For the year ended December 31, 2006, total revenue increased by $10.2 million, or 7.8%, from $130.5 million in 2005 to $140.7 million in 2006.
     Test Preparation Services revenue increased by $5.0 million, or 5.8%, from $87.4 million in 2005 to $92.4 million in 2006. Retail course revenue decreased by $2.1 million, driven by lower SAT course revenue, primarily due to a very significant increase in 2005 revenues driven by the new SAT introduced at that time. Tutoring revenue increased by $1.2 million and institutional sales increased by $5.2 million, inclusive of a $3.9 million SES increase.
     K-12 Services revenue increased by $3.8 million, or 11.8%, from $31.9 million in 2005 to $35.7 million in 2006. Intervention revenue increased by $8.4 million resulting from new customer contracts, as well as price increases for our SideStreets products. Professional development revenue increased by $1.1 million. These increases were partially offset by a decrease in assessment services revenue of $5.4 million primarily due to fewer test administrations earlier in the year and the deferral of assessment revenues from the fourth quarter of 2006 into 2007 as a result of delaying the revenue recognition for a large contract for testing due to the inability to obtain final customer signatures before year end.
     Admissions Services revenue increased by $1.4 million or 12.3%, from $11.3 million in 2005 to $12.6 million in 2006. Higher education technology revenue increased by $1.0 million and higher education marketing services increased by $616,000.
     Cost of Revenue.
     For the year ended December 31, 2006, total cost of revenue increased by $10.7 million, or 22.0%, from $48.4 million in 2005 to $59.1 million in 2006.
     Test Preparation Services cost of revenue increased by $4.0 million, or 14.3%, from $27.9 million in 2005 to $31.9 million in 2006. This increase is due to an increase in site rent of $911,000 because more classes were held, a $637,000 increase in tutoring pay to support higher levels of revenue and as a result of a salary increase, a $1.9 million increase in costs to service the expanded SES courses and a $436,000 increase in the costs of content expenditures for books and courses. Gross margin declined by 2.5% from 68.0% to 65.5% due to product mix which included a greater portion of revenue in 2006 from SES which has lower gross margins. Additionally, as a result of lower retail classroom enrollments there was reduced classroom utilization which translates into lower profit margins.
     K-12 Services cost of revenue increased by $5.4 million, or approximately 33.4%, from $16.3 million in 2005 to $21.7 million in 2006. Gross margin declined by 9.8%, from 49.0% to 39.2%. This drop in gross margins is attributed to four factors. First, the higher margin assessment revenues decreased compared to the 2005 levels. Second, while intervention revenues increased, the margins on SideStreets revenues are lower than the intervention materials sold in 2005. Third, we experienced higher customer support costs for many new customer contracts delivered in 2006 as we continue to work out the logistics of content development, Q&A, printing and delivery for multiple customers. Lastly, our content amortization costs increased as a percentage of revenue primarily due to the large investment in developing the SideStreets materials during 2006.
     Admissions Services cost of revenue increased by $1.3 million, or 29.6%, from $4.3 million in 2005 to $5.5 million in 2006. Gross margin declined by 5.8%, from 62.2% to 56.4% primarily due to lower margins related to higher educational services revenue.
     Selling, General and Administrative Expenses
     For the year ended December 31, 2006, operating expenses increased by $4.0 million, or 4.6%, from $86.4 million in 2005 to $90.3 million in 2006.
•	Test Preparation Services increased by $5.2 million, or 12.6%, from $41.3 million in 2005 to $46.5 million in 2006. Salaries and related costs increased by approximately $1.4 million as a result of the timing of the hiring of new employees, part time support costs, bonus payments and commissions. Bad debt expense increased by approximately $1.2 million primarily related to an increase in the reserve for aged student receivables; professional fees increased by $1.4 million due primarily to SES related legal fees and third party SES commissions, and corporate allocations increased by approximately $1.2 million related to technology, legal and facility charges.

•	K-12 Services increased by $1.4 million, or 8.7%, from $16.0 million in 2005 to $17.4 million in 2006. Salaries and related costs increased by approximately $2.2 million related to new hires and part time employees.

•	Admissions Services decreased by $329,000 or 3.9%, from $8.4 million in 2005 to $8.1 million in 2006. This decrease is primarily the result of a reduction in salary and related costs of approximately $401,000, lower travel and entertainment expenses of approximately $341,000, lower local business taxes of $121,000 and lower training costs of $91,000. These decreases were partially offset by an increase in development expenses of $321,000 and bad debt expenses of $339,000.

•	Corporate decreased by $2.3 million or 11.2%, from $20.6 million in 2005 to $18.3 million in 2006. Professional service fees decreased by $787,000 due to lower Sarbanes-Oxley compliance costs. Salaries and related expense decreased by $2.3 million, due primarily to the benefits of the restructuring program. Depreciation and amortization expense increased by $961,000 due primarily to the installation of an enterprise resource management system.
     Interest expense
     Interest expense increased by $296,000, or 83.5%, from $354,000 in 2005 to $650,000 in 2006 as a result of borrowings against a new credit facility.
     Other income (expense)
     During 2006, other expense of $35,000 includes the premium paid to Fletcher International, Ltd. of approximately $377,000 related to the redemption of 4,000 shares of our Series B-1 Preferred Stock. This was partially offset by the change in the fair value of the embedded derivatives and warrant related to the Series B-1 Preferred Stock. During 2005, the Company had other income of approximately $2.4 million comprised of $1.1 million in SES territory rights sales to franchisees and $1.3 million related to the change in value of the embedded derivatives and warrant.
     Income Taxes
     The estimated effective tax rate used in 2006 and 2005 would have been approximately 40%. During 2006 we continued to record a valuation allowance against the increase in our deferred tax asset. When we achieve profitability, any tax provision recorded as a result of these pre-tax profits will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision.
Comparison of Years Ended December 31, 2005 and 2004
     Revenue
     For the year ended December 31, 2005 total revenue increased by $16.8 million, or 14.7%, from $113.8 million in 2004 to $130.5 million in 2005.

     Test Preparation Services revenue increased by $13.1 million, or 17.6%, from $74.3 million in 2004 to $87.4 million in 2005. This increase is driven by an increase of $9.3 million in retail, institutional and tutoring revenue, once again reflecting strong enrollment in SAT, LSAT and MCAT courses, and $2.1 million in SES revenue.
     K-12 services revenue increased by $3.5 million, or 12.4%, from $28.4 million in 2004 to approximately $31.9 million in 2005. This increase is driven by $2.4 million in assessment services, $1.8 million in workbook intervention materials (primarily SideStreets) and $943,000 of professional development services.
     Admissions Services revenue increased by $167,000, or 1.5%, from $11.1 million in 2004 to $11.3 million in 2005. This increase is driven by an increase of approximately $700,000 in revenue from counseling services, and a $1.4 million increase in higher education marketing fees. Reductions to revenue include a decrease in higher education technology fees and book related revenues related to timing.
     Cost of Revenue
     For the year ended December 31, 2005, total cost of revenue increased by $8.6 million, or 21.7%, from $39.8 million in 2004 to $48.4 million in 2005.
     Test Preparation Services cost of revenue increased by $4.4 million, or 18.5%, from $23.6 million in 2004 to $28.0 million in 2005. This increase is primarily driven by the variable expense increase related to higher retail enrollments, and higher tutoring and institutional revenue. Gross margin declined slightly by 0.3% from 68.3% to 68.0%.
     K-12 Services cost of revenue increased by $3.0 million, or 22.3%, from $13.3 million in 2004 to $16.3 million in 2005. This increase is driven by variable expense of approximately $2.1 million on $4.0 million of incremental revenue growth. In addition, there was an increase of $300,000 of web content amortization an $889,000 increase related to incremental content production and labor related expense. Gross margin declined by 4.1% from 53.1% to 49.0% due to revenue timing and content production related costs.
     Admissions Services cost of revenue increased by $1.3 million, or 44.5%, from $2.9 million in 2004 to $4.3 million in 2005. This increase is driven by an increase of $500,000 in counseling expense and $700,000 of other related expense in support of both the technology and marketing business. Gross margins declined by 11.3% from 73.5% to 62.2%. The key drivers of this reduction relate to $700,000 in revenue credits driving approximately 6% of the decline, as well as approximately 2% in consulting mix and another 1.5% attributed to the cost base.
     Selling, General & Administrative Expenses
     Selling, general and administrative expense increased by approximately $7.1 million or 9.0%, from $79.2 million in 2004 to $86.4 million in 2005. This increase is attributed to: salary expense of $2.1 million, office rent and related expense of $730,000, professional fees primarily related to Sarbanes-Oxley of $2.8 million, $400,000 in advertising and recruitment expense and workers compensation fees of $300,000.
     Impairment of goodwill
     Our 2004 results included a write-down of approximately $8.2 million of goodwill related to the 2001 acquisition of Embark.com, Inc.
     Interest expense
     Interest expense remained about the same at $354,000 in 2005 and $361,000 in 2004.
     Other income (expense)
     During 2005, other income of $2.4 million includes the change in the fair value of the embedded derivatives and warrant, of approximately $1.3 million, related to the Series B-1 Preferred Stock and the sale of SES territory rights to franchisees for $1.1 million. During 2004, the Company had $918,000 of other income related to the change in value of the embedded derivatives and warrant.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents on hand, collections from customers and our credit facility. Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as schools, school districts and post-secondary institutions, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.
     At December 31, 2006, we had $10.8 million of cash and cash equivalents. The $2.8 million increase in cash from the December 31, 2005 balance is primarily attributed to $15 million in borrowings against a new credit line and reduction in capital spending of approximately $5.9 million, offset by a reduction in cash provided from operations.
     Cash provided by operating activities is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During 2006, cash provided by operating activities was $1.4 million, compared to $7.5 million for 2005, a decrease of $6.1 million. The decrease is primarily attributed to a larger net loss in 2006, adjusted for higher depreciation and amortization and bad debt expense in 2006. The increase in accounts receivable of $11.5 million results from late December billings in the K-12 Services division because of late contract closing. This also caused our deferred income to increase by $6.0 million. Offsetting this was an increase in our accounts payable and accrued expenses due to slower payments at the end of the year.
     During 2006, we used $6.9 million in cash for investing activities as compared to $13.6 million used during 2005. This decrease results from reduced technology spending and a reduction of $2.9 million in content development expenditures.
     Financing cash flows consist primarily of transactions related to our debt and equity structure. We added approximately $8.4 million in 2006 compared to net amount used of $5.1 million during 2005. During 2006, we entered into a new credit line and term loan and borrowed $15.0 million. Part of this borrowing was used to redeem $4.0 million of Series B-1 Preferred Stock.
     In November 2006, due to a planned restatement of its historical financial statements as of and for the years ended December 31, 2005 and 2004, the Company was unable to timely file its Form 10Q for the third quarter of 2006 resulting in the Company failing to maintain an effective registration statement for the benefit of the holder of its Series B-1 Preferred Stock. If the holder requests redemption of the Series B-1 Preferred Stock the Company must redeem for cash because it cannot redeem for registered shares of common stock. Accordingly, there is the possibility that the Company may be required to fund any future redemptions in cash until it is again able to maintain an effective resale registration statement for the benefit of the holder of the Series B-1 Preferred Stock in accordance with the terms of the agreement governing the registration requirements. On March 30, 2007, the Company borrowed $3 million pursuant to an increase negotiated in their existing line of credit agreement which along with cash on-hand and cash generated from operations, should provide the funds necessary to effect any such potential redemption.
     Our future liquidity needs will depend on, among other factors, the timing and extent of technology development expenditures, new business bookings, the timing and collection of receivables and continuing initiatives designed to improve operating cash flow. We believe that our current cash balances and anticipated operating cash flow will be sufficient to fund our normal operating requirements for the next 12 months.
Contractual Obligations and Commercial Commitments
     As of December 31, 2006, our principal contractual obligations and commercial commitments consisted of obligations outstanding under our line of credit, long-term office and classroom leases, obligations under promissory notes entered into in connection with acquisitions, employment agreements and several capital leases of computer equipment. As of December 31, 2006, we operated from leased premises in Arizona, California, Colorado, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia, Washington, Washington D.C., Puerto Rico and Canada.
     The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2006.

	Payments due by period
	($ in millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$17.4	$3.7	$1.7	$12.0	$—
Capital lease obligations	1.1	0.7	0.4	—	—
Operating lease obligations	30.6	5.5	9.9	7.2	8.0
Purchase obligations (1)	4.4	3.4	1.0	—	—

Total	$53.5	$13.3	$13.0	$19.2	$8.0

(1)	Purchase obligations consist of payments required under employment agreements.
Adoption of New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and did not have a significant impact on the Company’s consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. The Company does not expect this pronouncement to have a significant impact on its consolidated financial statements.
Critical Accounting Policies
     The estimates, methods and judgments we use in applying our accounting policies significantly impact the results we report in our financial statements. Some of our accounting policies require us to make subjective and difficult judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts goodwill impairment expense; assessment of recoverability of long-lived assets, which primarily impacts operating margins when we record the impairment of assets or accelerate their depreciation; valuation of embedded derivatives and warrant which impacts gain or loss on derivative instruments; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision, revenue recognition requirements, which impacts how and when we recognize revenue from our goods and services and the estimates we use to record stock-based compensation expense. Below, we discuss these policies further, as well as the estimates and judgments involved.
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
     Goodwill and Territorial Marketing Rights. We perform an annual goodwill impairment review during the fourth quarter, or more frequently if indicators of potential impairment exist. No impairment was indicated in 2006 or 2005. In 2004, we recorded an impairment expense of $8.2 million against goodwill in our Admissions Services division due to the continued poor performance of this division. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.
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
     Embedded Derivatives and Warrant. Our Series B-1 Preferred Stock contains two embedded derivatives that, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” are accounted for separately from the Preferred Stock. The two embedded derivatives, the “holder’s conversion option” and the “make whole” provision, are accounted for on a combined basis and, along with the warrant, reported at fair value. Any changes to fair value are reflected in “Other Income (Expense)” and totaled $211,000, $1.3 million and $918,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We must calculate the fair value of these embedded derivatives and warrant at the end of each quarter. In making these calculations, the key estimates and assumptions that we use include the estimated life of the Preferred Stock and the warrant, the volatility rates applicable to the trading price of our common stock and the probability of events that would trigger the operation of the “make whole” provision. Factors considered in the determination of the key assumptions include the likelihood of the holder’s conversion or redemption based upon current stock prices and interest rates, as well as historical stock prices to determine volatility. Currently, the Company’s use of derivatives is limited to the embedded features within its Preferred Stock.
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
     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2006, we had a net deferred tax asset of approximately $26.5 million, primarily relating to our net operating loss carryforwards of $64.1 million, which expire in varying amounts between 2021 and 2025.
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
     Revenue Recognition. In general our revenue recognition policies do not require us to make estimates or judgments that are difficult or subjective, with the possible exception being the recognition of revenue for separate units of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In accounting for multiple-element arrangements, one of the key judgments to be made is the accounting value that is attributable to the different contractual elements. The appropriate allocation of value not only impacts which segment is credited with the revenue, it also impacts the amount and timing of revenue recorded in the consolidated statement of operations during a given period due to the differing methods of recognizing revenue for each product or service by each of the segments. Revenue is allocated to each element based on the accounting determination of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar arrangements with unrelated parties that are not part of a multiple-element arrangement. If fair values are not objectively determinable, revenue is recorded as unearned and recognized ratably over the service period.
      Stock Based Compensation.
     Stock-based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (Statement 123(R)), applying the modified prospective method. Prior to the adoption of Statement 123(R), the Company applied the provisions of the Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards and accordingly, recognized no compensation cost for its stock options.
     Under the modified-prospective method, Statement 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2006 includes the expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), and the expense for all share-based payments granted during the twelve months ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior period results have not been restated.
     Stock based compensation for the year ended December 31, 2006 was $500,000. The Company used the Black-Sholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during the years ended December 31, 2006, 2005 and 2004 are included in Note 1 to the consolidated financial statements.
     Because option-pricing models incorporate ranges of assumptions, those ranges are disclosed. These assumptions are based on various factors, including, expected future exercise patterns and the expected volatility of the Company’s stock price. The risk-free interest rate is the imputed forward rate based on the U.S. Treasury yield at the date of grant. The Company uses the historical volatility of the Company’s stock price over the expected term of the options to estimate the expected volatility.
Impact of Inflation
     Inflation has not had a significant impact on our historical operations.
Seasonality in Results of Operations
     We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenues increase, we expect to recognize these revenues primarily in the first and fourth quarters. The electronic application revenue recorded in our Admissions Services division was highest in the first and fourth quarters, corresponding with the busiest times of year for submission of applications to academic institutions. Our K-12 Services division experiences seasonal fluctuations in revenue, with the first and fourth quarters (corresponding to the school year) expected to have the highest revenue.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR (5.3% at December 31, 2006). During 2006 and 2005, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $517,000 and $534,000, at an average rate of 5.1% and 5.3% in 2006 and 2005, respectively. A 100 basis point increase in the dividend rate would have resulted in a $100,000 increase in dividends paid during these periods.
     Borrowings under our credit facility, entered into on April 10, 2006, currently bear interest at the following rates: Outstanding amounts under the credit facility up to $10.0 million bear interest at rates based on either (A) 300 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 400 basis points over LIBOR, at our election. Outstanding amounts under the credit facility in excess of $10.0 million (or the borrowing base amount, if lower) bear interest at either (A) 400 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 500 basis points over the LIBOR rate, at our election. During 2006, we paid interest on borrowings under our credit facility in an aggregate amount of $674,000 at a weighted average interest rate of 9.3%. A 100 basis point increase in the interest rate would have resulted in a $72,000 increase in interest paid during this period. As more fully described in Note 7 to our consolidated financial statements, we must account for the embedded derivatives and warrant related to our Series B-1 Preferred Stock. Other than these embedded derivatives, we do not hold any derivative financial instruments.
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

Item 8. Financial Statements and Supplementary Data
     Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Princeton Review, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of The Princeton Review, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, The Princeton Review, Inc. adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” using the modified-prospective transition method.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Princeton Review, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ ERNST & YOUNG LLP
New York, NY
March 30, 2007

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents (including restricted cash of $488 in 2006 and $255 in 2005)	$10,822	$8,002
Accounts receivable, net of allowance of $2,848 in 2006 and $1,601 in 2005	31,531	22,493
Accounts receivable-related parties	124	1,591
Other receivables, including $1,891 in 2006 and $788 in 2005 from related parties	1,999	813
Inventory	2,950	2,798
Prepaid expenses	1,834	2,229
Other current assets	2,612	1,307

Total current assets	51,872	39,233
Furniture, fixtures, equipment and software development, net	16,209	16,155
Goodwill	31,506	31,506
Investment in affiliates	1,639	1,938
Other intangibles, net	12,810	13,371
Other assets	4,072	3,168

Total assets	$118,108	$105,371

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$3,000	$—
Accounts payable	15,220	10,449
Accrued expenses	11,954	10,826
Current maturities of long-term debt	1,369	1,530
Deferred income	22,536	16,548

Total current liabilities	54,079	39,353
Deferred rent	2,558	2,327
Long-term debt	14,127	2,845
Fair value of derivatives and warrant	181	393
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at December 31, 2006 and 10,000 shares issued and outstanding at December 31, 2005	6,000	10,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,601,268 and 27,572,172 issued and outstanding at December 31, 2006 and 2005, respectively	276	276
Additional paid-in capital	117,082	116,279
Accumulated deficit	(75,871)	(65,823)
Accumulated other comprehensive loss	(324)	(279)

Total stockholders’ equity	41,163	50,453

Total liabilities and stockholders’ equity	$118,108	$105,371

See accompanying notes

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue
Test Preparation Services	$92,405	$87,360	$74,297
K-12 Services	35,694	31,932	28,403
Admissions Services	12,641	11,252	11,085

Total revenue	140,740	130,544	113,785

Cost of revenue
Test Preparation Services	31,907	27,917	23,553
K-12 Services	21,703	16,274	13,308
Admissions Services	5,510	4,251	2,941

Total cost of revenue	59,120	48,442	39,802
Gross Profit	81,620	82,102	73,983
Operating expenses
Selling, general and administrative	90,012	86,352	79,231
Impairment of investment and goodwill	300	—	8,199

Total operating expenses	90,312	86,352	87,431
Loss from operations	(8,692)	(4,250)	(13,447)

Interest income (expense)	(650)	(354)	(361)
Other income (expense)	(36)	2,415	918
Equity in the income (loss) of affiliates	—	4	103

Income (loss) before income taxes	(9,378)	(2,185)	(12,787)
(Provision) benefit for income taxes	(153)	—	(16,708)

Net income (loss)	(9,531)	(2,185)	(29,495)
Dividends and accretion on Series B-1 Preferred Stock	(517)	(2,443)	(1,439)

Income (loss) attributed to common stockholders	$(10,048)	$(4,628)	$(30,934)

Basic income (loss) per share	$(0.36)	$(0.17)	$(1.13)

Diluted income (loss) per share	$(0.36)	$(0.17)	$(1.13)

Weighted average shares used in computing basic basic income (loss) per share
Basic	27,578	27,570	27,468

Diluted	27,578	27,570	27,468

See accompanying notes

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Stockholders’ Equity (Deficit)
					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)
Balance at January 1, 2004	27,385	$274	$114,829	$(30,260)	$(376)	$84,467
Exercise of stock options	121	1	834	—	—	835
Shares issued in connection with an equity investment	64	1	499	—	—	500
Stock based compensation	—	—	98	—	—	98
Dividends and accretion on Series B-1 Preferred Stock	—	—	—	(1,439)	—	(1,439)
Comprehensive loss
Net loss	—	—	—	(29,495)	—	(29,495)
Foreign currency gain (loss)	—	—	—	—	138	138
Comprehensive loss	—	—	—	—	—	(29,357)

Balance at December 31, 2004	27,570	$276	$116,260	$(61,194)	$(238)	$55,104
Exercise of stock options	2	—	19	—	—	19
Dividends and accretion on Series B-1 Preferred Stock	—	—	—	(2,443)	—	(2,443)
Comprehensive loss
Net loss	—	—	—	(2,185)	—	(2,185)
Foreign currency gain (loss)	—	—	—	—	(42)	(42)
Comprehensive loss	—	—	—	—	—	(2,227)

Balance at December 31, 2005	27,572	$276	$116,279	$(65,823)	$(279)	$50,453
Exercise of stock options	14	—	62	—	—	62
Stock-based compensation	15	—	741	—	—	741
Dividends on Series B-1 Preferred Stock	—	—	—	(517)	—	(517)
Comprehensive loss
Net loss	—	—	—	(9,531)	—	(9,531)
Foreign currency gain (loss)	—	—	—	—	(45)	(45)
Comprehensive loss	—	—	—	—	—	(9,176)

Balance at December 31, 2006	27,601	$276	$117,082	$(75,871)	$(324)	$41,163

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows provided by (used for) operating activities:
Net income (loss)	$(9,531)	$(2,182)	$(29,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,429	1,776	1,609
Amortization	6,721	5,897	5,393
Impairment of investment and goodwill	300	—	8,199
Bad debt expense	2,772	1,328	1,521
Write-off of deferred financing costs	347	117	—
Write-off of inventory	281	—	—
Deferred income taxes	(2,851)	(1,520)	(5,425)
Valuation allowance for deferred tax assets	2,851	1,520	22,132
Deferred rent	231	—	—
Stock based compensation	741	—	98
Other, net	(1,497)	(52)	(698)
Net change in operating assets and liabilities:
Accounts receivable	(11,530)	(2,785)	(3,510)
Inventory	(433)	(1,744)	(153)
Prepaid expenses	362	(211)	9
Other assets	(1,598)	880	(93)
Accounts payable and accrued expenses	5,834	5,575	(360)
Deferred income	5,988	(1,089)	4,758

Net cash provided by (used for) operating activities	1,417	7,510	3,985

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(5,293)	(8,258)	(5,208)
Additions to capitalized K-12 content, capitalized course costs	(2,697)	(5,595)	(2,518)
Investment in affiliates	—	—	(850)
Purchases of franchises and other businesses, net of cash acquired	—	—	(130)
Payment of related party loan	526	33	—
Payment of note receivable	516	250	400

Net cash provided by (used for) investing activities	(6,948)	(13,570)	(8,306)

Cash flows provided by (used for) financing activities:
Proceeds from the sale of Series B-1 Preferred Stock, net of issuance cost	—	—	9,682
Redemption of Series B-1 Preferred Stock	(4,377)	—	—
Proceeds (payments) from revolving credit facility and term loan	15,000	(2,000)	2,000
Payment of credit facility deferred financing costs	(296)	—	(145)
Notes issued in connection with sale of rights to franchisees	—	(956)	—
Long-term debt borrowings	—	367	—
Capital lease payments	(786)	(717)	(555)
Dividends on Series B-1 Preferred Stock	(517)	(591)	(374)
Notes payable related to acquisitions	(735)	(1,257)	(1,779)
Proceeds from exercise of options	62	19	752

Net cash provided by (used for) financing activities	8,351	(5,135)	9,581

Net increase (decrease) in cash and cash equivalents	2,820	(11,195)	5,260
Cash and cash equivalents, beginning of period	8,002	19,197	13,937

Cash and cash equivalents, end of period	$10,822	$8,002	$19,197

Supplemental cash flow disclosures:
Cash paid during the period for interest	$1,012	$580	$564

Supplemental schedule of noncash financing activites:
Equipment acquired through capital leases	$878	$316	$1,276

See accompanying notes.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Nature of Business and Significant Accounting Policies
Business
     The Princeton Review, Inc. and its wholly owned subsidiaries (together, the “Company”), are engaged in the business of providing courses that prepare students for college, graduate school and other admissions tests. The Company, through Princeton Review Operations, LLC, provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2006, the Company had seven franchisees operating approximately 18 offices under the Princeton Review name in the United States and 16 franchises with approximately 50 offices in 20 countries. The Company also sells support materials and equipment to its franchisees, author’s content for various books and software products published by third parties, sells marketing and web-based products to higher education institutions, operates a Web site providing education-related content and provides a number of services to K-12 schools and school districts to help them measurably improve academic performance.
     In November 2006, due to a planned restatement of its historical financial statements as of and for the years ended December 31, 2005 and 2004, the Company was unable to timely file its Form 10Q for the third quarter of 2006 resulting in the Company failing to maintain an effective registration statement for the benefit of the holder of its Series B-1 Preferred Stock and losing its eligibility to register securities on Form S-3. Under the Company’s agreement with the holder of the Series B-1 Preferred Stock, if the holder requests redemption of the Series B-1 Preferred Stock and the Company elects to redeem in common shares, the Company must issue registered common shares. If the Company cannot issue registered shares, then it must redeem for cash. Accordingly, there is the possibility that the Company may be required to fund any future redemptions in cash until it is again able to maintain an effective resale registration statement for the benefit of the holder of the Series B-1 Preferred Stock in accordance with the terms of the agreement governing the registration requirements.
     As of March 27, 2007, Series B-l Preferred Stock of $6 million was outstanding and available for redemption. If the holder of the Preferred Stock currently demanded redemption, there existed substantial doubt that the Company would have sufficient cash to complete the redemption. On March 30, 2007, the Company borrowed $3 million pursuant to an increase negotiated in their existing line of credit agreement which, along with cash on-hand and cash generated from operations, should provide the funds necessary to effect any such potential redemption.
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
Reclassifications
     Certain prior period balance sheet, cash flow amounts and operating expenses between segments have been reclassified to conform with the current year presentation.
Cash and Cash Equivalents
     As of December 31, 2006, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have maturities of 90 days or less at the date of purchase. As of December 31, 2006 and 2005 approximately 90% of the Company’s cash and cash equivalents were on hand at one financial institution.
Restricted Cash

     As of December 31, 2006 and 2005, restricted cash was $488,000 and $255,000 attributable to cash the Company pledged as collateral to landlord as a security deposit in the form of a Certificate of Deposit and to the State of Tennessee as a performance bond.
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
     For the years ended December 31, 2006, 2005 and 2004, the Company expensed approximately $3.8 million, $2.7 million and $3.8 million, respectively, of product development costs that were incurred in the preliminary project stage under SOP 98-1 and EITF 00-2. For the years ended December 31, 2006 and 2005, the Company capitalized approximately $4.1 million and $5.0 million, respectively, in product and web site development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2006, 2005 and 2004, the Company recorded related amortization expense of approximately $3.6 million, $3.1 million and $2.8 million, respectively. As of December 31, 2006 and 2005, the net book value of these capitalized product and web site development costs were $7.7 million and $7.2 million, respectively. These capitalized costs are amortized using the straight-line method over the estimated useful life of the assets ranging from 12 to 60 months.
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
     Customer lists were purchased by the Company from Embark.com, Inc. (“Embark”) in 2001 and consist primarily of academic institution customers of the Company’s Admissions Services division. At the time of the acquisition, an independent party completed a valuation of the customer list using a discounted cash flow analysis and assumed an eight percent annual loss of customer revenues. Customer lists are amortized on a straight-line basis over 10 years.
     Other intangible assets are amortized on a straight-line basis over their useful lives: three to 20 years for trademarks/tradenames and for non-compete agreements.
     See Note 5 for further information with respect to the Company’s goodwill and other intangible assets.
Impairment
     Goodwill and Territorial Marketing Rights
     As noted above, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” under which goodwill and territorial marketing rights are no longer amortized but instead goodwill and territorial marketing rights are assessed for impairment annually. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. During the fourth quarter of 2006, the Company completed its annual assessment for impairment and determined that there was no such impairment against the current carrying amount. During 2004, the carrying amount of goodwill for one of its reporting units exceeded its fair value. As a result of the second step analysis, a goodwill impairment of approximately $8.2 million was recognized.
     Long-Lived Assets
     The Company reviews its long-lived assets, which excludes goodwill and territorial marketing rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell an asset to be disposed. During 2006 and 2005, no impairment charge was required.
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
     Royalty Service Fees
     As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation and SES services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8.% - 9.5% of the franchise’s gross receipts collected during the preceding month. Royalties received from franchisees also include a $27.00 per student fee for use, by their students, of our on-line supplemental course tools. Those of our franchisees that purchased the rights to offer SES courses in their territories also pay us a 8% royalty with respect to the cash receipts they earn from those courses. The Company’s franchisees’ contributions to the marketing fund are also recognized by the Company as royalty revenue (see Note 8). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.
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
     Multiple-deliverable contracts
     Certain of the Company’s customer contracts represent multiple-element arrangements, which may include several of the Company’s products and services. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the criteria in EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value and the revenue policies described above are then applied to each unit of accounting. If fair values are not objectively determinable, revenue is recorded as unearned and recognized ratably over the service period.
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
Revenue Components
     The following table summarizes the Company’s revenue and cost of revenue for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue
Services	$111,935	$110,292	$96,031
Products	19,706	11,361	8,702
Other	9,099	8,890	9,053

Total revenue	$140,740	$130,544	$113,785

Cost of Revenue
Services	$52,870	$42,090	$37,331
Products	5,635	5,836	1,886
Other	615	516	585

Total cost of revenue	$59,120	$48,442	$39,802

     Foreign Currency Translation
     Balance sheet accounts of the Company’s Canadian subsidiary, with the exception of certain historical rate-based assets, are translated using year-end exchange rates. Statement of operations accounts, with the exception of depreciation and amortization, are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity. Foreign exchange gains and losses for all the years presented were not significant. The accumulated balance as a component of comprehensive income, comprised entirely of foreign exchange differences, was approximately $309,000 and $262,000 at December 31, 2006 and 2005, respectively.
     Advertising and Promotion
     Advertising and promotion costs are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $6.5 million, $6.8 million, and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     Embedded Derivatives and Warrant
     The Company’s Series B-1 Preferred Stock contains two embedded derivatives that, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” are accounted for separately from the Preferred Stock. The two embedded derivatives, the “holder’s conversion option” and the

“make whole” provision are accounted for on a combined basis and reported at fair value. In addition, when the Company issued the Series B-1 Preferred Stock, it granted the holder the right (a warrant) to purchase up to 20,000 shares of additional Preferred Stock. (See Note 7). The Company’s use of derivatives is limited to the embedded features within its Preferred Stock. Any changes to fair value are reflected in “Other Income (Expense)” and totaled $148,000, $1.3 million and $918,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company does not have any other derivative instruments.
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
     During the periods presented, stock options and securities convertible into or exercisable for common stock were outstanding that would be dilutive but were excluded because to include them would have been antidilutive (see Note 14).
     Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for the issuance of stock options under the recognition and measurement provisions of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost of all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results of prior periods have not been restated.
     As a result of adopting Statement 123(R) on January 1, 2006, the Company’s loss before taxes and net loss for the year ended December 31, 2006, is $500,000 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the year ended December 31, 2006 are $0.02 higher than if the company had continued to account for share-based compensation under APB 25.

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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123(R) to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share
	amounts)
Net income (loss) attributed to common stockholders, as reported	$(4,628)	$(30,934)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,467)	(1,178)

Pro forma net income (loss) attributed to common stockholders	$(8,095)	$(32,112)

Basic and diluted income (loss) per share:
As reported	$(0.17)	$(1.13)

Pro forma	$(0.29)	$(1.17)

After the Company’s initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under this method:

	Year Ended December 31,
	2006	2005	2004
Assumptions
Expected volatility	40%	54%	66%
Risk-free rate	5.00%	4.25%	4.25%
Expected dividends	0%	0%	0%
Expected term (in years)	5.0	5.0	5.0
     This option-valuation method requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated. For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense, on a straight-line basis, over the options’ vesting period. The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $2.57, $2.00 and $4.42, respectively. As of December 31, 2006, there were approximately 2,805,000 options exercisable with a weighted average remaining contractual life of approximately 5 years.
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
     The decision to accelerate vesting of these “out-of-the-money” stock options was made primarily to minimize future compensation expense that the Company would otherwise have been required to recognize in its consolidated statements of operations pursuant to Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” which became effective as to the Company beginning in the first fiscal quarter of 2006. The Company believes that the aggregate future expense that will not be included in future consolidated statements of operations as a result of this acceleration of vesting is approximately $1.6 million.
     New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and did not have a significant impact on the Company’s consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, Presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007. The cumulative effects, if any, or applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption which for calendar year companies is January 1, 2007. The Company does not expect this pronouncement to have a significant impact on its consolidated financial statements.
2. Other Assets
     Other assets (current) consists of the following:

	December 31,
	2006	2005
	(in thousands)
Deferred book costs	$1,988	$297
Deferred financing expenses	51	(0)
Loans to officers, current portion	360	369
Loan receivable	140	580
Other	73	61

	$2,612	$1,307

Other assets (non-current) consists of the following:

	December 31,
	2006	2005
	(in thousands)
Content and software development in progress	$2,328	$910
Security deposits	671	655
Loans to officers	495	876
Loan receivable	568	726
Other	10	—

	$4,072	$3,168

3. Furniture, Fixtures, Equipment and Software Development

	December 31,
	2006	2005
	(in thousands)
Computer equipment	$7,634	$7,019
Furniture, fixtures and equipment	2,502	2,054
Computer,copier and phone equipment under capital lease	3,876	3,258
Software and web site development — third party	6,388	4,648
Software and web site development — internally developed	12,691	10,374
Leasehold improvements	7,052	6,732

	40,142	34,085

Less accumulated depreciation and amortization, including $2,240 in 2006 and $1,719 in 2005 of accumulated depreciation for assets under capital leases	23,933	17,930

	$16,209	$16,155

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
     Oasis works with schools, school systems and communities to operate summer and after-school programs. In conjunction with the investment, Oasis and the Company have agreed to, from time to time, jointly develop, market and sell summer programs for the K-12 market that combine recreational and enrichment programs and activities provided by Oasis with educational programs and activities provided by the Company. The Company accounts for its investment in Oasis using the equity method. In 2006, the Company recorded an impairment writedown of $300,000.
     At December 31, 2006 and 2005, the Company’s net investment in Tutor.com was recorded as $0, as a result of recording its share of Tutor.com losses. Pursuant to an agreement entered into on December 31, 2003, the Company terminated its strategic relationship with Tutor.com and sold preferred stock it held in Tutor.com for $300,000 in cash. As consideration for the termination of certain strategic agreements and the restructuring of certain rights, the Company received an additional $200,000 in cash and $500,000 in notes which have been paid in full at December 31, 2006. The Company retains a common stock position in Tutor.com, representing approximately 2.5% of its outstanding equity, which was recorded as $0 as of December 31, 2005.
     During 2001 and 2002, the Company invested $700,000 in SchoolNet, Inc. (“SchoolNet”), a privately held education technology solutions company. The Company currently owns approximately 5% of SchoolNet. The Company maintains a strategic marketing relationship with SchoolNet, through which SchoolNet markets and distributes a version of the Company’s Assessment Center product called “Homeroom Inside.” As of December 31, 2006 and 2005, the value of the Company’s investment in SchoolNet was approximately $356,000, net of an impairment writedown of approximately $344,000 in 2002. This investment is carried in the K-12 Services Segment. The Company has also contracted with SchoolNet to provide Enterprise Resource Planning software that monitors the use of the Assessment Center Web site.

5. Goodwill and Other Intangible Assets
     The following table summarizes the components of goodwill which is no longer subject to amortization:

	Test
	Preparation	K-12	Admissions
	Services	Services	Services	Total
	(in thousands)
Balance as of January 1, 2005	31,011	—	500	31,511
Other	(5)	—	—	(5)

Balance as of December 31, 2005	$31,006	—	$500	$31,506

Balance as of December 31, 2006	$31,006	—	$500	$31,506

     As a result of the Company’s annual evaluation of the impairment of intangible assets, the Company recorded an $8.2 million charge for the impairment of goodwill related to the Admissions Services division in 2004.
     The following is a summary of other intangible assets:

	December 31, 2006			December 31, 2005
	(in thousands)
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Subject to Amortization
Franchise costs	$283	$259	$24	$283	$239	$44
Publishing rights	1,761	830	931	1,761	757	1,004
Capitalized K-12 content	15,413	7,131	8,282	12,867	4,617	8,250
Trademark / tradename	338	316	22	338	254	84
Non-compete agreements	1,244	1,239	5	1,244	1,198	46
Customer lists	2,700	1,418	1,283	2,700	1,147	1,553
Capitalized course costs	1,762	980	782	1,610	701	909

	$23,501	$12,173	11,329	$20,803	$8,913	11,890

Not Subject to Amortization
Territorial marketing rights			1,481			1,481

			$12,810			$13,371

(in thousands)
Aggregate amortization expense:
Actual:
2004	$2,152
2005	2,255
2006	3,260
Estimate for fiscal year:
2007	3,608
2008	3,564
2009	2,510
2010	342
2011	279
6. Line of Credit and Long-Term Debt

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
     In addition to increasing the amount available to the Company under the Credit Facility, the Lenders waived any events of default that may have resulted from the Company’s decision to restate its financial statements to correct its accounting for the Series B-1 Preferred Stock.

     The line of credit continues to be secured by a first priority lien on all of the Company’s and Operation’s assets, as well as by a pledge by the Company of its equity interests in Operations and The Princeton Review Canada, Inc. The Second Amendment did not materially alter the existing covenants contained in the Credit Agreement.
     As more fully described in Note 16, the Company increased the line of credit to $15.0 million. At December 31, 2006, the Company failed the minimum net worth covenant and obtained a waiver of that covenant through January 1, 2008.
     Notes Payable
     On March 2, 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of this acquisition with notes to the sellers totaling $3,625,000. This balance was comprised of two notes. The first promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. The second promissory note for $500,000 bears interest at the rate of 8.25% per year, payable on a quarterly basis, and is payable as to the entire principal amount four years from its date of issuance. At December 31, 2006 and 2005, $1,875,000 and $2,500,000 was outstanding, respectively.
     On July 11, 2003, the Company acquired 77% of Princeton Review of North Carolina, Inc with the balance acquired from the minority shareholders on November 13, 2003. The Company financed part of this acquisition with two notes, which included imputed interest at 5% per year. These notes are payable in annual installments, including interest of approximately $125,000 per year in the years 2007 through 2010. At December 31, 2006 and 2005, $500,000 and $609,000 was outstanding, respectively.
     The annual maturities of notes payable as of December 31, 2006 are approximately as follows:

Amount
As of December 31,	Maturing
(In thousands)
2007	$750
2008	758
2009	765
2010	144

$2,417

Capital Lease Obligations
     At December 31, 2006, the Company has leased approximately $3.9 million of computers, copiers, and phone equipment under capital leases, all of which are included in fixed assets
     The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2006:

Year ending December 31,	(in thousands)
2007	$647
2008	274
2009	130
2010	50
2011	18
Thereafter	2

Total	1,121
Less: amounts representing interest (effective interest rate ranges from 6% to 11%)	(42)

Present value of minimum lease payments	1,079
Less: current portion of capital lease obligations	618

Long-term portion of capital lease obligations	$461

Total Long-Term Debt
     Long-term debt consists of the following:

	December 31,
	2006	2005
	(in thousands)
Line of credit	$15,000	$—
Notes payable	2,417	3,161
Capital lease obligations	1,079	1,214
Auto loan	—	—

	18,496	4,375
Less current portion	4,369	1,530

	$14,127	$2,845

7. Series B-1 Preferred Stock
     On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. These shares are convertible into common stock at any time. Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day London Interbank Offered Rate (LIBOR) plus 1.5% (6.8 % at December 31, 2006), subject to adjustment. Dividends are payable, at the Company’s option whether or not declared by the Board of Directors, in cash or registered shares of common stock. At the time of issuance of the Series B-1 Preferred Stock, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. In accordance with the terms of the agreement with the holder, the conversion price was decreased to $8.0860 per share, because effectiveness of the registration statement relating to the Series B-1 Preferred Stock shares was delayed and the Company thereafter failed to maintain its effectiveness.
     The holder may redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares, at any time on or after November 28, 2005, for shares of common stock unless the Company satisfies the conditions for cash redemption. If the holder elects to redeem its shares and the Company does not elect to make such redemption in cash, then each share of Series B-1 Preferred Stock will be redeemed for a number of shares of common stock equal to: (1) the stated value of $1,000 per share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) 102.5% of the prevailing price of common stock at the time of delivery of a redemption notice (based on an average daily trading price formula). If the holder elects to redeem its shares and the Company elects to make such redemption in cash, then the holder will receive funds equal to the product of: (1) the number of shares of common stock that would have been issuable if the holder redeemed its shares of Series B-1 Preferred Stock for shares of common stock; and (2) the closing price of the common stock on the NASDAQ Global Market on the date notice of redemption was delivered. As of June 4, 2014 the Company may redeem any shares of Series B-1 Preferred Stock then outstanding. If the Company elects to redeem such outstanding shares, the holder will receive funds equal to the product of: (1) the number of shares of Series B-1 Preferred Stock so redeemed, and (2) the stated value of $1,000 per share of Series B-1 Preferred Stock, plus accrued and unpaid dividends.
     In addition, the Company granted the holder certain rights entitling the holder to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000. These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with the holder provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, and the Company’s failure to maintain its effectiveness as required by the agreement with the holder, the conversion price for any such additional series of preferred stock was reduced, to the greater of (1) $8.0860, or (2) 88.21% of the prevailing price of common stock at the time of exercise of the rights. These rights may be exercised by the holder on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances. The Agreement with the holder also provides that shares of additional preferred stock will also be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.
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
     During 2006 and 2005, cash dividends in the amount of $517,000 and $534,000, respectively were paid to the Series B-1 Preferred stockholder
     Redemptions
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
     Embedded derivatives and warrant
     The Series B-1 Preferred Stock includes, among others, the following terms, which the Company has concluded constitute embedded derivatives:
•	Holder Conversion Option — The Series B-1 Preferred Stock is convertible into the Company’s common stock at the option of the holder at any time. The initial conversion price was $11.00 per common share, but was decreased to $8.0860 per common share due to a delay in the effectiveness of the registration statement relating to the Company’s common stock issuable upon conversion of the Series B-1 Preferred Stock and the subsequent failure to keep the registration statement effective in accordance with the agreement with the holder. The Company may be required to further reduce the conversion price upon certain events such as the issuance of common stock at a price below the conversion price or if the Company fails to keep the registration statement current.
•	“Make Whole” Provision — In the event that the Company is party to one of several transactions classified as a “business combination,” upon consummation of the transaction, the holder is entitled to receive (at the holder’s election)
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
     Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The conversion option meets SFAS 133’s definition of an embedded derivative. In addition, the conversion option is not considered “conventional” because the number of shares received by the holder upon exercise of the option could change under certain conditions. The conversion option is considered an equity derivative and its economic characteristics are not considered to be clearly and closely related to the economic characteristics of the Series B-1 Preferred Stock, which is a considered more akin to a debt instrument than equity. Accordingly, SFAS 133 requires that this embedded derivative be accounted for separately from the Series B-1 Preferred Stock.
     Similarly, the embedded “make whole” provision also must be accounted for separately from the Series B-1 Preferred Stock. The “make whole” provision specifies if certain events (such as a business combination) that constitute a change of control occur, the Company may be required to settle the Series B-1 Preferred Stock at 160% of its face amount. Accordingly, the “make whole” provision meets SFAS 133’s definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series B-1 Preferred Stock.
     Under SFAS 133, these two embedded derivatives are required to be bundled into a single derivative instrument and accounted for separately from the Series B-1 Preferred Stock at fair value.
     In addition, when the Company issued the Series B-1 Preferred Stock, it granted the holder the right (a “warrant”) to purchase up to 20,000 shares of additional Preferred Stock at a price of $1,000 per share. The additional Preferred Stock that will be issued if the holder were to exercise the warrant is similar to the Series B-1 Preferred Stock initially issued, except the conversion price will be the greater of $8.0860 or 88.21% of the prevailing price of the common stock at the time of exercise. These rights are exercisable by the holder for a two-year period, beginning July 1, 2005, subject to extension by one day for each day the registration requirements are not met.

     Upon exercise of the warrant, the holder is entitled to receive preferred shares that are similar to the Series B-1 Preferred Stock that the Company originally issued. The preferred shares that the holder is entitled to receive may be redeemed, effectively “put” back to the Company, at a future date. Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), requires that a warrant which contains an obligation that may require the issuer to redeem the shares in cash, be classified as a liability and accounted for at fair value.
     The Company determined that the fair value of the combined embedded derivatives at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized in earnings. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to it redemption value at its earliest possible redemption date (November 28, 2005).
     The embedded derivatives and warrant were valued at each fiscal quarter-end using a valuation model that combines the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25%–40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at December 31, 2006.
     The value of the make-whole provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year three and beyond. These assumptions were based on management’s estimates of the probability of a change of control event occurring
     Since the dividend rate on the Series B-1 Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25% – 40% and risk-free rate based on the estimated life of the warrant.
8. Commitments and Contingencies
     Marketing Fund
     All domestic franchisees are required to pay a monthly fee to the Company, for contribution to a marketing fund, equal to 2% of their franchises’ gross receipts, as defined, for the preceding month. In accordance with the terms of the franchise agreements, the Company is required to use all marketing fees it receives for the development, placement and distribution of regional and national consumer advertising, designed to promote consumer demand for services and products available from the franchises.
     The Company is required to keep separate marketing fund accounting records and to maintain the marketing funds collected from the franchisees in a separate bank account. Because the advertising is directed and controlled entirely at the Company’s discretion, franchisee payments to the Company for the marketing fund are recorded in the Company’s revenue and advertising expenses of the marketing fund are recorded in the Company’s selling, general and administrative expenses.

     Office and Classroom Leases
     The Company has entered into various operating leases in excess of one year, primarily office and classroom site locations. Minimum rental commitments under these leases, including fixed escalation clauses, which are in excess of one year, as of December 31, 2006, are approximately as follows:

Years Ending
December 31,	(in thousands)
2007	$5,429
2008	5,215
2009	4,696
2010	4,001
2011	3,209
Thereafter	8,043

$30,593

     Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $10.0 million, $9.5 million, and $8.6 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.
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
     On March 29, 2006, the court granted The Princeton Review’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNet filed a response to the Non-Final Office Action with the PTO. The Company cannot predict the likely outcome of these proceedings but believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend.
     Co-authorship Agreements
     In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2006, 2005, and 2004. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for advances and royalties were approximately $615,000, $524,000, and $585,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

     The expense related to co-author payments is accrued monthly and is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.
9. Income Taxes
     The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
		(in thousands)
Current tax (provision) benefit:
U.S. Federal	$—	$—	$—
State	—	—	—
Foreign	(153)	—	—

	(153)	—	—

Deferred tax (provision) benefit:
U.S. Federal	—	—	(14,832)
State	—	—	(1,859)
Foreign	—	—	(16)

	—	—	(16,707)

Total (provision) benefit for income taxes	$(153)	$—	$(16,707)

     Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2006	2005
	(in thousands)

Deferred tax assets:
Net operating loss carryfoward	$26,314	$22,281
Tax credit carryfowards	85	85
Allowance for doubtful accounts	982	663
Equity compensation	186	188
Capitalized inventory costs	180	168
Deferred rent	1,052	911
Unrealized loses	269	147
Accumulated amortization including write down of intangibles	—	621
Other	453	464

Total deferred tax assets	29,521	25,528

Deferred tax liabilities:
Software development costs	(2,277)	(1,133)
Accumulated amortization, including write down of intangibles	(204)	—
Accumulated depreciation	(537)	(743)

Total deferred tax liabilities	(3,018)	(1,876)

Net deferred tax liabilities before valuation allowance	26,503	23,652
Valuation allowance	(26,503)	(23,652)

Net deferred tax liabilities assets	$—	$—

     As of December 31, 2006 the Company has a net operating loss carryforward totaling approximately $64.1 million which expires in the years 2021 through 2026, and other timing differences which will be available to offset regular taxable income during the carryforward period.
Deferred Tax Valuation Allowance

     SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The cumulative pre-tax loss of $24.4 million incurred in the most recent three years represents sufficient negative evidence under the provisions of SFAS No. 109 for the Company to determine that the establishment of a full valuation allowance against the deferred tax asset is appropriate. This valuation allowance will offset assets associated with future tax deductions as well as carryforward items. Although management expects that these assets will ultimately be fully utilized, future performance cannot be assured.
     A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2006, 2005 and 2004 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2006		2005		2004
			(in thousands)
U.S. Federal income tax benefit {provision) expenses at statutory rate	$3,053	34%	$1,181	34%	$4,660	34%
Effect of permanent differences and other	(686)	(8%)	15	0%	39	0%
Effect of state taxes	331	3%	324	9%	726	5%
Valuation allowance	(2,851)	(30%)	(1,520)	(43%)	(22,132)	(161%)

	$(153)	1%	$—	0%	$(16,707)	(122%)

10. Employee Benefits and Contracts
     Retirement Plan
     The Company has a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, which provides that eligible employees may make contributions subject to Internal Revenue Code limitations. Employees become eligible to participate in the Plan on the first day of the quarter following the beginning of their full-time employment, but company matching contributions do not begin until one year after full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company’s contributions to the Plan for the years ended December 31, 2006, 2005 and 2004 were $283,000, $342,000, and $230,000, respectively.
     Stock Incentive Plan
     On April 1, 2000, the Company adopted its 2000 Stock Incentive Plan (the “Stock Incentive Plan”) providing for the authorization and issuance of up to 2,538,000 shares of common stock, as adjusted. On various dates, beginning in June 2000 and extending through December 2006, an additional 2,675,744 shares were authorized. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Other than for options to purchase 133,445 shares granted in 2000 to certain employees which were vested immediately, options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years. As of December 31, 2006, there were approximately 1,081,000 shares available for grant.
     A summary of the activity of the Stock Incentive Plan is as follows:

		Weighted-
		Average
	Options	Exercise Price
Outstanding at December 31, 2003	2,548,063	$6.96
Granted at Market	1,098,473	$7.48
Forfeited	(167,107)	$7.60
Exercised	(120,926)	$6.19

Outstanding at December 31, 2004	3,358,503	$7.13
Granted at Market	224,900	$5.77
Forfeited	(282,503)	$7.57
Exercised	(2,406)	$4.96

Outstanding at December 31, 2005	3,298,494	$7.00
Granted at Market	133,320	$5.99
Forfeited	(262,192)	$6.85
Exercised	(14,095)	$3.66

Outstanding at December 31, 2006	3,155,527	$6.98
Exercisable at December 31, 2004	2,134,059	$6.99
Exercisable at December 31, 2005	2,461,129	$7.02
Exercisable at December 31, 2006	2,804,991	$7.04
     Nonvested option activity for the year ended December 31, 2006 is as follows:

		Weighted-
		Average Grant Date
	Options	Fair Value
Nonvested options outstanding at December 31, 2005	460,386	$4.12
Options granted	133,320	$2.57
Options vested	(37,378)	$4.29
Options forfeited	(205,792)	$4.86
Nonvested options outstanding at December 31, 2006	350,536	$3.08
     During 2001, the Company granted 116,500 stock options to non-employee advisors and, using the fair value method, recorded expense of approximately $98,000, and $151,000 for the years ended December 31, 2004 and 2003, respectively. Prior to 2005, these options were fully vested; therefore no expense was recorded in 2005.
     The weighted average fair value of options granted during the year ended December 31, 2006 was $2.57. The total intrinsic value (market price on date of exercise less exercise price) of options exercised during the year ended December 31, 2006 was $24,800. Total fair value of options vested during the year ended December 31, 2006 was $160,400. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 was $588,000. Weighted average remaining years of contractual life for options outstanding and exercisable at December 31, 2006 was 5 years.
     As of December 31, 2006, there was $793,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during the year ended December 31, 2006 was $500,000.
     As discussed in Note 1, the Board of Directors of the Company approved the acceleration of vesting of unvested stock options granted to employees of the Company outstanding as of December 31, 2005 that have an exercise price at or greater than $7.00 and which are scheduled to vest in the 24-month period following December 31, 2005. The effect of this acceleration was to reduce stock-based compensation expense that would otherwise have been reported in future statements of operations by approximately $1.6 million.

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
     The values of each Performance-Based Deferred Stock award were estimated on the date of grant and have been subsequently adjusted to reflect management’s expectations about achieving targeted amounts. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for Performance-Based Deferred Stock awards under the Stock Incentive Plan is two years.
     At December 31, 2006, 87,550 Performance-Based Deferred Stock awards were issued and outstanding. As of December 31, 2006, there was $85,500 of unrecognized compensation cost related to Performance-Based Deferred Stock awards. That cost is expect to be recognized over a period of 1.6 years.
      Restricted Stock Awards
     In May 2006, the Board of Directors approved the granting of Restricted Stock awards under the Stock Incentive Plan. Awards were made to selected key employees whose vesting is contingent upon retention at the end of the two year period ending May 5, 2008. At the end of the vesting period the Restricted Stock will vest and the restrictions will terminate.
     The value of each Restricted Stock award was estimated on the date of grant and assumes that the employee will remain with the Company. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for the Restricted Stock awards is two years.
     At December 31, 2006, 60,650 shares of Restricted Stock were awarded and outstanding. As of December 31, 2006, there was $240,000 of unrecognized compensation cost related to the Restricted Stock awards; that cost is expected to be recognized over a period of 1.6 years.
11. Related Parties
     Publisher
     Random House, Inc., a holder of 1,515,353 shares of the Company’s common stock at December 31, 2006, is also the publisher and distributor of substantially all of the Company’s books. For the years ended December 31, 2006, 2005 and 2004, the Company earned $3.6 million, $3.3 million and $3.7 million respectively, of book and publication income from Random House, Inc. Total receivables at December 31, 2006 and 2005 included $2.0 million and $2.4 million, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees. During 2006, we entered into a web hosting agreement with Random House. For the year ended December 31, 2006, we paid approximately $210,000 for these services.
      Loans to Officers
     As of December 31, 2006 and 2005 the Company had a loan to one executive officer in the amount of $494,000 and $625,000. No loans were made to executive officers after February 2002. Such amounts and accrued interest are included in “Other Current Assets” and “Other assets” at December 31, 2006 and 2005. The loan is payable in four consecutive, annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and, at December 31, 2006, was secured by 124,821 shares of the Company’s common stock.
12. Segment Reporting
     The Company’s operations are aggregated into four reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

     The following segment results include the allocation of certain information technology costs, accounting services, executive management costs; legal department costs, office facilities expenses, human resources expenses and other shared services, which prior to January 1, 2006 were almost fully allocated out to the divisions on a broadly defined consumption basis. Beginning January 1, 2006, the Company refined its allocation methodology, which resulted in lower allocations to the divisions and more retained in unallocated corporate costs. The purpose was to have the divisional costs more in line with equivalent bought-in third party services. In addition, the Company reclassified certain commissions from cost of revenue to operating expenses. The prior periods have been restated to reflect these changes. The impact of these changes was an increase in segment operating income of $7.2 million and $3.7 million for Test Preparations Services, $3.9 million and $1.9 million for K-12 Services and $3.5 million and $1.4 million for Admissions Services for the years ended December 31, 2005 and 2004, respectively. The Corporate segment operating loss increased by $14.6 million and $7.0 million for the years ended December 31, 2005 and 2004, respectively.
     The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions, counseling services and from selling advertising and sponsorships. (See Note 16) Additionally, each division earns royalties and other fees from sales of its books published by Random House.
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

	Year Ended December 31, 2006
	(in thousands)
	Test
	Preparation	K-12	Admission
	Services	Services	Services	Corporate	Total
Revenue	$92,406	$35,694	$12,641	$—	$140,740

Operating expense (including depreciation and amortization)	46,519	17,413	8,068	18,313	90,312

Operating income (loss)	13,980	(3,422)	(937)	(18,313)	(8,692)
Depreciation and amortization	1,896	3,611	1,784	1,863	9,154
Other income (expense)	—	—	—	(35)	(35)

Segment EBITDA	15,876	189	847	(16,485)	427

Total segment assets	$46,143	$33,661	$11,164	$27,141	$118,108

Segment goodwill	$31,006	$—	$500	$—	$31,506

Expenditures for long lived assets	$1,115	$4,103	$632	$2,140	$7,990

	Year Ended December 31, 2005
	(in thousands)
	Test
	Preparation	K-12	Admission
	Services	Services	Services	Corporate	Total
Revenue	$87,360	$31,932	$11,252	$—	$130,544

Operating expense (including depreciation and amortization)	41,316	16,016	8,397	20,623	86,352

Operating income (loss)	18,128	(359)	(1,396)	(20,623)	(4,250)
Depreciation and amortization	1,853	2,853	1,723	1,250	7,679
Other income (expense)	—	990	(39)	1,469	2,420

Segment EBITDA	19,981	3,484	288	(17,904)	5,849

Total segment assets	36,441	20,524	17,527	30,880	105,371

Segment goodwill	$31,007	$—	$500	$—	$31,506

Expenditures for long lived assets	$1,275	$8,268	$1,636	$3,142	$14,322

	Year Ended December 31, 2004
	(in thousands)
	Test
	Preparation	K-12	Admission
	Services	Services	Services	Corporate	Total
Revenue	$74,297	$28,403	$11,085	$—	$113,785

Operating expense (including depreciation and amortization)	39,016	16,366	20,900	11,149	87,431

Operating income (loss)	11,729	(1,271)	(12,756)	(11,149)	(13,447)
Depreciation and amortization	1,827	2,166	1,894	1,112	6,999
Other income (expense)	—	—	(67)	1,089	1,022

Segment EBITDA	$13,556	$895	$(10,929)	$(8,948)	$(5,426)

Total segment assets	$37,419	$21,827	$17,532	$30,823	$107,641

Segment goodwill	$31,011	$—	$500	$—	$31,511

Expenditures for long lived assets	$2,551	$3,385	$427	$2,639	$9,002

Reconciliation of operating income (loss) to net income (loss)

	Years Ended December 31,
	2006	2005	2004
Total operating income (loss) from reportable segments	$(8,692)	$(4,250)	$(13,447)
Unallocated amounts:
Interest income (expense)	(650)	(354)	(361)
Other income (expense)	(36)	2,415	918
Equity in loss of affiliate	—	4	103
(Provision) benefit for income taxes	(153)	—	(16,708)

Net income (loss)	$(9,531)	$(2,185)	$(29,495)

13. Quarterly Results of Operations (Unaudited)
     The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2006. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands, except per share data)
Revenue
Test Preparation Services	$25,063	$21,682	$25,008	$20,653	$22,900	$20,630	$26,748	$17,084
K-12 Services	6,873	9,828	7,331	11,663	7,919	7,122	5,280	11,610
Admissions Services	3,174	2,516	3,573	3,376	2,794	2,045	2,767	3,645

Total revenue	35,110	34,026	35,912	35,692	33,613	29,798	34,795	32,339

Cost of revenue
Test Preparation Services	7,816	7,448	8,372	8,271	7,017	6,458	7,979	6,462
K-12 Services	4,755	4,830	5,446	6,673	4,068	2,935	2,841	6,430
Admissions Services	1,290	1,495	1,501	1,223	773	1,009	1,159	1,310

Total cost of revenue	13,861	13,773	15,319	16,167	11,857	10,402	11,979	14,203

Gross profit	21,249	20,253	20,593	19,525	21,756	19,395	22,816	18,137
Operating expenses
Selling, general and administrative	23,119	21,018	22,833	23,042	21,565	19,772	22,154	22,861
Impairment of investment	—	—	—	300	—	—	—	—

Total operating expenses	23,119	21,018	22,833	23,342	21,565	19,772	22,154	22,861

Income (loss) from operations	(1,870)	(765)	(2,240)	(3,817)	190	(377)	662	(4,724)

Net income (loss) attributed to common stockholders	(2,065)	(1,244)	(2,497)	(4,241)	$(194)	(1,137)	849	(4,146)

Basic income (loss) per share	$(0.07)	$(0.05)	$(0.09)	$(0.15)	$(0.01)	$(0.04)	$0.03	$(0.15)

Diluted income (loss) per share	$(0.07)	$(0.05)	$(0.09)	$(0.15)	$(0.01)	$(0.04)	$0.03	$(0.15)

Weighted average shares used in computing net income (loss) per share
Basic	27,572	27,574	27,575	27,587	27,570	27,570	27,571	27,570

Diluted	27,572	27,574	27,575	27,587	27,570	27,570	28,733	27,570

14. Earnings (Loss) Per Share
     The following table sets forth the denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
		(in thousands)

Weighted average common shares outstanding
Basic	27,578	27,570	27,468

     The following were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	163	132	230
Effect of convertible preferred stock-based on the if converted method	1,299	1,007	578
Other	9	9	9

	1,471	1,148	817

15. Restructuring
     In April 2006, the Company announced and commenced implementation of a restructuring program. The restructuring included, among other things, streamlining our software development groups and reducing staff in some administrative functions to better align the cost structure with revenue and growth expectations. The restructuring charge incurred during 2006 was approximately $827,000 and consists of severance-related payments for all employees terminated in connection with the restructuring. At December 31, 2006, substantially all of the severance payments had been made.
16. Subsequent Events
     Disposition of a Business

     On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division to Embark Corp., a Delaware corporation, having reached the conclusion that this line of business could not be grown profitably on a long-term basis and was non-strategic to our overall educational services business. Pursuant to an Asset Purchase Agreement, the Company sold to Embark Corp. the assets related to providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”). The net assets disposed of were principally technology equipment, software and accounts payable. The purchase price consisted of $7,000,000, subject to customary closing adjustments. Additionally, the Company will be entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company is currently calculating the gain on this transaction and expects it to be in the range of $3.0 million to $4.0 million.
     The table below is a summary of the historical results of this discontinued line of business:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating income (loss) from discontinued operations	($319)	($1,429)	($2,613)

	As of December 31,
	2006	2005

Assets related to discontinued operations	$13,142	$9,098
Liabilities related to discontinued operations	9,956	6,318
     Amendments to Credit Facility
     On February 16, 2007, the Company entered into a further amendment of its Credit Agreement with Golub (the “Third Amendment”). Under the terms of the Second Amendment, the amount of the Credit Facility was temporarily increased by $5.0 million (from an aggregate total of $10.0 million to $15.0 million) and such increased amount had to be either repaid by the Company or converted into a term loan on March 3, 2007. In lieu of this obligation to repay this amount or convert this amount into a term loan on such date, the Third Amendment requires the Company to (i) repay to Golub $3.0 million from the proceeds of the sale of the Admissions Tech Business and (ii) set the amount of the Credit Facility at $12.0 million. This $3 million payment was made by the Company on February 19, 2007.
     The term of the Credit Facility remains unchanged at five years from the date of the original Credit Agreement. However, the Third Amendment increased the annual interest rate of the Credit Facility. Outstanding amounts under the Credit Facility up to $10.0 million bear interest at rates based on either (A) 300 basis points (up from 195 basis points) over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 400 basis points over the London Interbank Offered Rate (“LIBOR”) (the same rate as previously in effect), at the Company’s election and in accordance with the terms of the Credit Agreement. Outstanding amounts under the Credit Facility in excess of $10.0 million (or the borrowing base amount, if lower) bear the following annual interest rates: either (A) 400 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate or 50 basis points or (B) 500 basis points over the LIBOR rate, at the Company’s election and in accordance with the terms of the Credit Agreement.
      On March 29, 2007, the Company entered into a further amendment of the Credit Facility (the “Fourth Amendment”). Under the Fourth Amendment, the maximum borrowing amount was increased to $15.0 million, and the Company drew down the full amount on March 30, 2007. The term of the Credit Facility remains unchanged at five years from the date of the original Credit Agreement. The terms for the annual interest rate for the facility are the same as those of the Third Amendment.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004

			Deductions
	Balance at	Additions	From	Balance at
	Beginning of	Charged to	Allowance	End of
	Period	Expense	(1)	Period
	(in thousands)
Allowance for doubtful accounts
Year Ended December 31, 2006	$1,601	$2,772	$(1,525)	$2,848
Year Ended December 31, 2005	$1,290	$1,328	$(1,017)	$1,601
Year Ended December 31, 2004	$302	$1,521	$(533)	$1,290

Valuation allowance for deferred tax assets
Year Ended December 31, 2006	$23,652	$2,851	$—	$26,503
Year Ended December 31, 2005	$22,132	$1,520	$—	$23,652
Year Ended December 31, 2004	$—	$22,132	$—	$22,132

(1)	Consists primarily of amounts written off during the period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     (a) Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2006. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and included a review of the controls’ objectives, design and operating effectiveness with respect to the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.
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
     Based upon the evaluation of our Disclosure Controls, and in light of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” our CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles and within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weaknesses in internal control over financial reporting, which in all instances are impacted by the lack of adequate staffing and training, excessive employee turnover and procedural breakdowns in compliance with the Company’s internal policies and procedures.
•	Financial Statement Close Process
The Company concluded that controls over the financial statement close process related to various account reconciliations and analyses, including bank accounts, accounts receivable, deferred projects costs, other assets and accrued liabilities were not effective. As a result, a large volume of adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Estimation Process on Collectibility of Accounts Receivable
The Company concluded that controls over accumulating information necessary to properly assess the collectibility of aged accounts receivable balances were not effective. The calculations prepared relied on customer and account information that was not current and which adversely impacted the Company’s ability to properly estimate the allowance for doubtful accounts. In addition to the staffing and procedures issues noted above, factors contributing to this material weakness include certain organizational changes related to the Company’s credit and collections efforts that were unsuccessful. This material weakness resulted in a number of adjustments to record additional allowance for doubtful accounts to present the financial statements in accordance with generally accepted accounting principles. Due to the adjustments identified, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Revenue Recognition
The Company concluded that controls to ensure that revenue was appropriately recognized for certain unusual or complex transactions in accordance with generally accepted accounting principles were not effective. This included the accounting for certain multiple-element arrangements within its K-12 and Admission Services divisions and a specific barter transaction as a nonmonetary exchange. This deficiency also extends to revenue recognition for certain accounts receivable billings that are heavily reliant on manual processes. In addition to the staffing and procedural issues noted above, factors contributing to this control deficiency were poor recordkeeping and lack of transparency of certain underlying transaction details for the manual billings. Due to the significance of the adjustments identified, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Series B-1 Preferred Stock
In responding to a comment letter from the Securities and Exchange Commission, the Company determined that its controls over the accounting for certain embedded derivatives contained within the Series B-1 Preferred Stock and a related warrant were not effective. In addition to the staffing and procedural issues noted above, this control deficiency is also attributed to insufficient documentation of policies and procedures. This deficiency was determined to be a material weakness as there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
     Based on our evaluation and because of the material weaknesses described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
     (c) Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2006, the Company’s internal control over financial reporting was materially affected by employee turnover contributing to the material weaknesses identified as of December 31, 2006 and described above under “Management’s Report on Internal Control over Financial Reporting”.
     In 2007, management is in the process of implementing its remediation plan for the material weaknesses indentified above which includes the following:
•	Hiring of more qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department,

•	use of an outside consultant to work with our accounting personnel to improve our account analyses to ensure that account reconciliations and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner,

•	updating of our policies and procedures along with control matrices and implementing procedures to ensure timely compliance, including the use of internal audit,

•	establishing programs to provide ongoing training and professional education and development plans for the accounting department

•	with respect to revenue recognition, improving the communications and workflow by which unusual or complex transactions are evaluated for revenue recognition as well as the process for manual accounts receivable billings.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Princeton Review, Inc. and Subsidiaries
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Princeton Review, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment which in all instances are impacted by the lack of adequate staffing and training, excessive employee turnover and procedural breakdowns in compliance with the Company’s internal policies and procedures.
•	Financial Statement Close Process
The Company concluded that controls over the financial statement close process related to various account reconciliations and analyses, including bank accounts, accounts receivable,

deferred projects costs, other assets and accrued liabilities were not effective. As a result, a large volume of adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
•	Estimation Process on Collectibility of Accounts Receivable
The Company concluded that controls over accumulating information necessary to properly assess the collectibility of aged accounts receivable balances were not effective. The calculations prepared relied on customer and account information that was not current and which adversely impacted the Company’s ability to properly estimate the allowance for doubtful accounts. In addition to the staffing and procedures issues noted above, factors contributing to this material weakness include certain organizational changes related to the Company’s credit and collections efforts that were unsuccessful. This material weakness resulted in a number of adjustments to record additional allowance for doubtful accounts to present the financial statements in accordance with generally accepted accounting principles. Due to the adjustments identified, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
•	Revenue Recognition
The Company concluded that controls to ensure that revenue was appropriately recognized for certain unusual or complex transactions in accordance with generally accepted accounting principles were not effective. This included the accounting for certain multiple-element arrangements within its K-12 and Admission Services divisions and a specific barter transaction as a nonmonetary exchange. This deficiency also extends to revenue recognition for certain accounts receivable billings that are heavily reliant on manual processes. In addition to the staffing and procedural issues noted above, factors contributing to this control deficiency were poor recordkeeping and lack of transparency of certain underlying transaction details for the manual billings. Due to the significance of the adjustments identified, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
•	Series B-1 Preferred Stock
In responding to a comment letter from the Securities and Exchange Commission, the Company determined that its controls over the accounting for certain embedded derivatives contained within the Series B-1 Preferred Stock and a related warrant were not effective. In addition to the staffing and procedural issues noted above, this control deficiency is also attributed to insufficient documentation of policies and procedures. This deficiency was determined to be a material weakness. As there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
     These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report on such consolidated financial statements.
     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of The Princeton Review, Inc. and Subsidiaries and our report dated March 30, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New York, NY
March 30, 2007

Item 9B. Other Information
     None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item 10, with respect to our executive officers, is included in Part I of this Annual Report on Form 10-K. The other information required by this item 10 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, scheduled to be held on June 14, 2007.
Item 11. Executive Compensation
     The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, scheduled to be held on June 14, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, scheduled to be held on June 14, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, scheduled to be held on June 14, 2007.
Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, scheduled to be held on June 14, 2007.
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
     3. Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit
Number		Description
2.1	—	Conversion and Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., the Non-Voting Members of Princeton Review Publishing L.L.C., John S. Katzman and TPR Holdings, Inc. (1)

2.2	—	RH Contribution Agreement, dated as of March 31, 2000, by and among Random House TPR, Inc., Random House, Inc., The Princeton Review, Inc., John S. Katzman, and TPR Holdings, Inc. (1)

2.3	—	TPR Contribution Agreement, dated as of March 31, 2000, by and among The Princeton Review, Inc., each of the persons listed on Schedule I attached to the agreement and TPR Holdings, Inc. (1)

2.4	—	Option Agreement, dated as of May 30, 2000, by and among Princeton Review Operations, L.L.C., Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc. (1)

2.5	—	Option Agreement Amendment, dated as of December 14, 2000, by and between Princeton Review Operations, L.L.C., Princeton Review of Boston, Inc. and Princeton Review of New Jersey, Inc. (1)

2.6	—	Option Agreement, dated as of October 18, 2000, by and among Princeton Review Operations, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell. (1)

2.7	—	Option Agreement, dated as of December 15, 2000, by and between Princeton Review Operations, L.L.C. and The Princeton Review Peninsula, Inc. (1)

2.8	—	Asset Purchase Agreement, dated as of January 18, 2001, by and among Princeton Review Boston, Inc., Princeton Review New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C., and Princeton Review Management, L.L.C. (1)

2.9	—	Closing Agreement, dated as of March 2, 2001, by and among Princeton Review of Boston, Inc., Princeton Review of New Jersey, Inc., Robert L. Cohen, Matthew Rosenthal, Princeton Review Operations, L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.8.1 to our Registration Statement on Form S-1 (File No. 333-43874) which was declared effective on June 18, 2001 (the “Form S-1”)).

2.10	—	Promissory Note, dated as of March 2, 2001, made by Princeton Review Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $3,125,000 (incorporated herein by reference to Exhibit 2.9 to our Form S-1).

2.11	—	Promissory Note, dated as of March 2, 2001, made by Princeton Review Operations, L.L.C. in favor of Princeton Review of Boston, Inc., in the principal amount of $500,000 (incorporated herein by reference to Exhibit 2.10 to our Form S-1).

2.12	—	Asset Purchase Agreement, dated as of March 6, 2001, by and among The Princeton Review Peninsula, Inc., the Hirsch Living Trust, Pamela N. Hirsch, Myles E. Hirsch, Frederick Sliter, Princeton Review Operations, L.L.C. and Princeton Review Management, L.L.C. (incorporated herein by reference to Exhibit 2.11 to our Form S-1).

2.13	—	Asset Purchase Agreement, dated June 18, 2001, among Princeton Review Operations, L.L.C., Princeton Review Management, L.L.C., T.S.T.S., Inc., Robert O. Case and Kevin D. Campbell (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on August 8, 2001 (the “2001 Second Quarter Form 10-Q”)).

2.14	—	Subordinated Promissory Note, dated June 18, 2001, made by Princeton Review Operations, L.L.C. in favor of T.S.T.S., Inc., in the principal amount of $1,475,000 (incorporated herein by reference to Exhibit 10.2 to our 2001 Second Quarter Form 10-Q).

2.15	—	Asset Purchase Agreement, dated as of October 1, 2001, by and among The Princeton Review, Inc., Princeton Review Publishing, L.L.C. and Embark.com, Inc. (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on October 9, 2001 (the “Form 8-K”)).

3.1	—	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Form S-1).

3.2	—	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.3.1 to our Form S-1).

4.1	—	Form of Specimen Common Stock Certificate (1).

4.2	—	Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed

Exhibit
Number		Description
with the Securities and Exchange Commission on June 9, 2004)

10.1	—	Stockholders Agreement, dated as of April 1, 2000, by and among The Princeton Review, Inc., and its stockholders (1).

10.2	—	Stock Purchase Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P. (1).

10.3	—	Joinder Agreement, dated April 18, 2000, to the Stockholders Agreement dated April 1, 2000, among stockholders of The Princeton Review, Inc. (1).

10.4	—	Investor Rights Agreement, dated April 18, 2000, by and among The Princeton Review, Inc., SG Capital Partners LLC, Olympus Growth Fund III, L.P. and Olympus Executive Fund, L.P. (1).

10.5	—	The Princeton Review, Inc. 2000 Stock Incentive Plan, March 2000 (1).

10.6	—	Amendment to The Princeton Review, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.1 to our Form S-1).

10.7	—	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.8	—	Software Purchase Agreement, dated as of June 23, 1998, by and between Learning Company Properties and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.10 to our Form S-1).

10.9	—	The Princeton Review Executive Compensation Policy Statement, as amended (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.10	—	Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.11	—	Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.12	—	Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.13	—	Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.14	—	Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.15	—	Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the Securities and Exchange Commission on May 14, 2002 (the “2002 First Quarter Form 10-Q”).

10.16	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis (incorporated by reference to Exhibit 10.2 to our 2002 First Quarter Form 10-Q).

10.17	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Steve Quattrociocchi (incorporated by reference to Exhibit 10.3 to our 2002 First Quarter Form 10-Q).

10.18	—	Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Bruce Task (incorporated by reference to Exhibit 10.4 to our 2002 First Quarter Form 10-Q).

10.19	—	Employment Agreement, dated as of October 15, 2001, by and between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.61 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.20	—	Office Lease by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord, and Princeton Review Publishing, L.L.C., as Tenant (incorporated herein by reference to Exhibit 10.35 to our Form S-1).

10.21	—	Agreement, dated September 1, 1998, by and between The Educational and Professional Publishing Group, a unit of the McGraw-Hill Companies, Inc., and Princeton Review Publishing, L.L.C. (incorporated herein by reference to Exhibit 10.36 to our Form S-1).(2)

10.22	—	Franchise Agreement, dated as of July 1, 1986, by and between The Princeton Review Management Corp. and Lloyd Eric Cotsen (Lecomp Company, Inc.) (incorporated herein by reference to Exhibit 10.39 to our Form S-1).

10.23	—	Franchise Agreement, dated as of September 13, 1986, by and between The Princeton Review Management Corp. and Robert Case, Richard McDugald and Kevin Campbell (Test Services, Inc.) (incorporated herein by

Exhibit
Number		Description
reference to Exhibit 10.40 to our Form S-1).

10.24	—	Addendum to the Franchise Agreement, dated as of May 31, 1995, by and between The Princeton Review Management Corp. and the persons and entities listed on the Franchisee Joinders (incorporated herein by reference to Exhibit 10.41 to our Form S-1).

10.25	—	Formation Agreement, dated as of May 31, 1995, by and among The Princeton Review Publishing Company, L.L.C., The Princeton Review Publishing Co., Inc., the Princeton Review Management Corp. and the independent franchisees (incorporated herein by reference to Exhibit 10.42 to our Form S-1).

10.26	—	Distance Learning Waiver, dated as of June 21, 2000, by and between Princeton Review Management, L.L.C. and Lecomp, Inc. (incorporated herein by reference to Exhibit 10.44 to our Form S-1).

10.27	—	Pledge and Security Agreement, dated as of September 19, 2000, by and between Steven Hodas and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.45 to our Form S-1)

10.28	—	Promissory Note, dated as of September 19, 2000, made by Steven Hodas in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.46 to our Form S-1).

10.29	—	Non-Recourse Promissory Note, dated August 15, 2001, made by Bruce Task in favor of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2001, filed with the Securities and Exchange Commission on November 13, 2001 (the “2001 Third Quarter Form 10-Q”)).

10.30	—	Pledge and Security Agreement, dated as of August 15, 2001, by and between Bruce Task and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.2 to our 2001 Third Quarter Form 10-Q).

10.31	—	Non-Recourse Promissory Note, dated November 27, 2001, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.53 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.32	—	Pledge and Security Agreement, dated as of November 27, 2001, by and between Mark Chernis and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.33	—	Non-Recourse Promissory Note, dated March 7, 2002, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.55 of our Annual Report on Form 10-K for the year ended December 31, 2001).

10.34	—	Agreement, dated as of May 28, 2004, by and between The Princeton Review, Inc. and Fletcher International, Ltd. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 9, 2004).

10.35	—	Lease, dated as of August 1, 2004, by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord and The Princeton Review, Inc., as Tenant. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2004, filed with the Securities and Exchange Commission on November 9, 2004).

10.36	—	Amendment to Employment Agreement, dated September 12, 2005, between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2006).

10.37	—	Employment Agreement, dated September 9, 2005, between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2006).

10.38	—	Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co.

10.39	—	Credit Agreement, dated April 10, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C., lenders who become signatory from time to time, and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on April 14, 2006).

10.40	—	Security Agreement, dated April 10, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C. and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on April 14, 2006).

Exhibit
Number		Description
10.41	—	Employment Agreement, dated April 26, 2004, between The Princeton Review, Inc. and Margot Lebenberg (incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.42	—	Employment Agreement, dated February 18, 2003, between The Princeton Review, Inc. and Young Shin (incorporated herein by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.43	—	Indemnification Agreement, dated December 14, 2004, between The Princeton Review, Inc. and Margot Lebenberg (incorporated herein by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.44	—	The Princeton Review, Inc. Bonus Policy for G-0 Employees for Calendar Year 2006 (incorporated herein by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.45	—	Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.46	—	Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.47	—	First Amendment to Credit Agreement, dated May 25, 2006, by and among The Princeton Review, Inc., Princeton Review Operations L.L.C., the lender party thereto and Golub Capital Incorporated, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 1, 2006.)

10.48	—	Amendment to Employment Agreement, dated September 25, 2006, between The Princeton Review, Inc. and Andrew Bonnani (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on September 27, 2006).

10.49	—	Limited Waiver and Second Amendment to Credit Agreement, dated November 3, 2006, by and among The Princeton Review, Inc., Princeton Review Operations L.L.C., the lender party thereto and Golub Capital Incorporated, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on November 8, 2006).

10.50	—	Letter Agreement, dated December 15, 2006, by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C., lenders who become signatory from time to time, and Golub Capital Incorporated (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on December 20, 2006).

21.1	—	Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004).

23.1	—	Consent of Ernst & Young LLP.

24.1	—	Powers of Attorney (included on the signature pages hereto).

31.1	—	Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.

(2)	Confidential portions of this document are omitted pursuant to a request for confidential treatment that has been granted by the Commission, and have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

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

Signature	Title	Date

/s/ Howard A. Tullman	Chairman and Director	March 30, 2007
(Howard A. Tullman)

/s/ John S. Katzman (John S. Katzman)	Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ Stephen Melvin (Stephen Melvin)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Robert E. Evanson (Robert E. Evanson)	Director	March 30, 2007

/s/ Richard Katzman (Richard Katzman)	Director	March 30, 2007

/s/ John C. Reid (John C. Reid)	Director	March 30, 2007

/s/ Richard Sarnoff (Richard Sarnoff)	Director	March 30, 2007

/s/ Sheree T. Speakman (Sheree T. Speakman)	Director	March 30, 2007