Form 10-Q
period 2007-03-31
PRINCETON REVIEW INC
filed 2007-05-15
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

The Company had 27,606,198 shares of $0.01 par value common stock outstanding at May 11, 2007.

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$14,519	$10,822
Accounts receivable, net of allowance of $3,602 in 2007 and $2,848 in 2006	31,651	31,531
Accounts receivable-related parties	15	124
Other receivables, principally related parties	1,014	1,999
Inventory	2,678	2,950
Prepaid expenses	1,463	1,653
Other current assets	1,106	2,612
Other current assets related to discontinued operations	—	181

Total current assets	52,446	51,872
Furniture, fixtures, equipment and software development, net	14,931	16,071
Goodwill	31,006	31,006
Investment in affiliates	1,639	1,639
Other intangibles, net	10,933	11,527
Other assets	5,196	4,013
Other assets related to discontinued operations	—	1,980

Total assets	$116,151	$118,108

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$3,000
Accounts payable	13,539	15,220
Accrued expenses	9,048	11,277
Current maturities of long-term debt	1,231	1,369
Deferred income	20,670	20,672
Liabilities related to discontinued operations	—	2,541

Total current liabilities	44,488	54,079
Deferred rent	2,529	2,558
Long-term debt	16,889	14,127
Fair value of derivatives and warrant	320	181
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6,000	6,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,601,268 and 27,572,172 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	276	276
Additional paid-in capital	117,251	117,082
Accumulated deficit	(71,276)	(75,871)
Accumulated other comprehensive loss	(326)	(324)

Total stockholders’ equity	45,925	41,163

Total liabilities and stockholders’ equity	$116,151	$118,108

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Revenue
Test Preparation Services	$26,462	$25,061
K-12 Services	13,082	7,631
Admissions Services	626	920

Total revenue	40,170	33,612

Cost of revenue
Test Preparation Services	10,969	7,870
K-12 Services	6,928	5,195
Admissions Services	243	314

Total cost of revenue	18,140	13,379

Gross Profit	22,030	20,233

Operating expenses	22,652	22,227
Loss from operations	(622)	(1,994)
Interest income (expense), net	(344)	(30)
Other income (expense), net	(75)	60
Equity in the income (loss) of affiliates	—	(66)

Income (loss) before income taxes	(1,041)	(2,030)
(Provision) benefit for income taxes	—	—

Net income (loss) from continuing operations	(1,041)	(2,030)
Discontinued operations
Income (loss) from discontinued operations	1,198	122
Gain from disposal of discontinued operations	4,539	—

Net income (loss)	4,696	(1,908)
Dividends and accretion on Series B-1 Preferred Stock	(103)	(157)

Income (loss) attributed to common stockholders	$4,593	$(2,065)

Earnings (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.04)	$(0.08)
Income (loss) from discontinued operations	0.21	—

Net income (loss)	$0.17	$(0.08)

Weighted average shares used in computing income (loss) per share
Basic	27,576	27,572

Diluted	27,576	27,572

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
	(Unaudited)

Cash flows provided by (used for) operating activities:
Net income (loss)	$4,696	$(1,908)
Gain from disposal of discontinued operations	(4,539)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	728	414
Amortization	1,464	1,438
Bad debt expense	838	674
Deferred income taxes	1,878	(763)
Valuation allowance for deferred tax assets	(1,878)	763
Deferred rent	(30)	80
Stock based compensation	151	170
Other, net	151	100
Net change in operating assets and liabilities:
Accounts receivable	137	(1,566)
Inventory	272	(30)
Prepaid expenses	190	(302)
Other assets	308	(572)
Accounts payable and accrued expenses	(3,907)	(2,705)
Deferred income	(1)	3,327

Net cash provided by (used for) operating activities	458	(880)

Cash provided by (used for) investing activities:
Proceeds from disposal of discontinued operations	7,000	—
Purchases of furniture, fixtures, equipment and software development	(506)	(1,366)
Additions to capitalized K-12 content, capitalized course costs	(4)	(1,010)

Net cash provided by (used for) investing activities	6,490	(2,375)

Cash flows provided by (used for) financing activities:
Proceeds from revolving credit facility	3,000	—
Payments of borrowings under revolving credit facility	(3,000)	—
Capital lease payments	(376)	(227)
Dividends on Series B-1 Preferred Stock	(103)	(157)
Proceeds from exercise of options	18	—

Net cash provided by (used for) financing activities	(461)	(384)

Cash Flows from Discontinued Operations
Cash provided by (used for) operating activities	(607)	(1,379)
Cash provided by (used for) investing activities	(2,183)	158

Net cash provided by (used for) discontinued operations	(2,790)	(1,220)

Increase (decrease) in cash and cash equivalents	3,697	(4,859)
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$14,519	$3,143

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly-owned subsidiaries, The Princeton Review Canada Inc. and Princeton Review Operations L.L.C., as well as the Company’s national advertising fund (together, the “Company”).

The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements and are adequate to make the information not misleading. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Products and Services

The following table summarizes the Company’s revenue and cost of revenue for the three-months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
	(unaudited)

Revenue
Services	$36,897	$29,933
Products	1,593	1,526
Other	1,680	2,153

Total revenue	$40,170	33,612

Cost of Revenue
Services	$17,557	$12,378
Products	547	865
Other	36	136

Total cost of revenue	$18,140	$13,379

Services revenue includes course fees, professional development, subscription fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests, sales of course material to independently owned franchises and fees from a publisher for manuscripts delivered. Other revenue includes royalties from independently owned franchises and royalties and marketing fees received from publishers.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The provisions of SFAS No. 159 are effective beginning in our fiscal year 2009 and are currently not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2009 and are currently not expected to have a material effect on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the first quarter of fiscal 2007 and the adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for fiscal years ending after September 15, 2006. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, amortization lives assigned to intangible assets, and fair value of assets and liabilities. Actual results could differ from those estimated.

Reclassifications

Certain balances have been reclassified to conform to the current quarter’s presentation.

2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123”), using the modified prospective transition application method. Under this method, compensation expense is recognized for employee awards granted, modified, or settled subsequent to December 31, 2005, and the unvested portion of awards granted to employees in prior years. Compensation expense is recognized on a straight-line method over the requisite service period.

There were no stock option or restricted stock awards in the first quarter of 2007.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Total stock-based compensation expense recorded for the quarter ended March 31, 2007 and 2006 was $151,000 and $170,000, respectively.

3.	Line of Credit

Credit Agreement

On April 10, 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, Princeton Review Operations, L.L.C., a wholly owned subsidiary of the Company (“Operations”), Golub Capital CP Funding, LLC and such other lenders who become signatory from time to time, and Golub Capital Incorporated (“Golub”), as Administrative Agent.

The Credit Agreement, as amended, provides for a revolving credit facility with a term of five years and a maximum aggregate principal amount of $15.0 million (the “Credit Facility”). Operations is a guarantor of the Company’s obligations under the Credit Agreement.

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

At December 31, 2006, the Company failed the minimum net worth covenant and obtained a waiver of that covenant through January 1, 2008. On February 16, 2007, the Company entered into a third amendment of the Credit Agreement (the “Third Amendment”). The Third Amendment required the Company to (i) repay to Golub $3.0 million from the proceeds of the sale of the Company’s Admissions Services technology business and (ii) set the amount of the Credit Facility at $12.0 million. This $3 million payment was made by the Company on February 19, 2007.

Pursuant to the Third Amendment which increased the annual interest rate of the Credit Facility, outstanding amounts under the Credit Facility up to $10.0 million bear interest at rates based on either (A) 300 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 400 basis points over the London Interbank Offered Rate (“LIBOR”), at the Company’s election and in accordance with the terms of the Credit Agreement. Outstanding amounts under the Credit Facility in excess of $10.0 million (or the borrowing base amount, if lower) bear the following annual interest rates: either (A) 400 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 500 basis points over the LIBOR rate, at the Company’s election and in accordance with the terms of the Credit Agreement.

On March 29, 2007, the Company entered into a further amendment of the Credit Agreement (the “Fourth Amendment”). Under the Fourth Amendment, the maximum borrowing amount was increased to $15.0 million, and the Company drew down the full available amount on March 30, 2007. The term of the Credit Facility remains unchanged at five years from the date of the original Credit Agreement. The terms for the annual interest rate for the facility are the same as those under the Third Amendment.

4.	Series B-1 Preferred Stock

On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. In May 2006, 4,000 shares of Series B-1 Preferred Stock were

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

redeemed in cash, leaving 6,000 shares outstanding. These shares are convertible into common stock at any time (the “Holder Conversion Option”). Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day LIBOR plus 1.5% (6.85% at March 31, 2007), subject to adjustment. Dividends are payable, whether or not declared by the Board of Directors out of funds legally available therefor, in cash or registered shares of common stock, at the Company’s option. At the time of issuance of the Series B-1 Preferred Stock, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. In accordance with the terms of the agreement with the holder, the conversion price was decreased to $8.0860 per share (as of March 31, 2007), because effectiveness of the registration statement relating to the Series B-1 Preferred Stock shares was delayed and the Company thereafter failed to maintain its effectiveness. The Company may be required to further reduce the conversion price upon certain events such as the issuance of common stock at a price below the conversion price or if the Company fails to keep the registration statement current.

The holder may redeem its shares of the Series B-1 Preferred Stock, in lieu of converting such shares at any time for shares of common stock unless the Company satisfies the conditions for cash redemption. If the holder elects to redeem its shares and the Company does not elect to make such redemption in cash, then each share of Series B-1 Preferred Stock will be redeemed for a number of shares of common stock equal to: (1) the stated value of $1,000 per share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) 102.5% of the prevailing price of common stock at the time of delivery of a redemption notice (based on an average daily trading price formula). If the holder elects to redeem its shares and the Company elects to make such redemption in cash, then the holder will receive funds equal to the product of: (1) the number of shares of common stock that would have been issuable if the holder redeemed its shares of Series B-1 Preferred Stock for shares of common stock; and (2) the closing price of the common stock on the NASDAQ Global Market on the date notice of redemption was delivered. As of June 4, 2014 the Company may redeem any shares of Series B-1 Preferred Stock then outstanding. If the Company elects to redeem such outstanding shares, the holder will receive funds equal to the product of: (1) the number of shares of Series B-1 Preferred Stock so redeemed, and (2) the stated value of $1,000 per share of Series B-1 Preferred Stock, plus accrued and unpaid dividends.

In addition, the Company granted the holder certain rights entitling the holder to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000 (the “Warrant”). These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with the holder provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, and the Company’s failure to maintain its effectiveness as required by the agreement with the holder, the conversion price for any such additional series of preferred stock was reduced, and, as of March 31, 2007, the greater of (1) $8.0860 or (2) 88.21% of the prevailing price of common stock at the time of exercise of the rights. These rights may be exercised by the holder on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances, including extension by one day for each day the registration requirements are not met. The Agreement with the holder also provides that shares of additional preferred stock will be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.

The Series B-1 Preferred Stock also contains a provision (the “Make-whole Provision”) that indicates that if the Company is party to a certain acquisition, asset sale, capital reorganization or other transaction in which the

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

power to cast the majority of the eligible votes at a meeting of the Company’s shareholders is transferred to a single entity or group, upon consummation of the transaction, the holder is entitled to receive (at the holder’s election)

a) the consideration to which the holder would have been entitled had it converted the Series B-1 Preferred Stock into common stock immediately prior to consummation,

b) the consideration to which the holder would have been entitled had it redeemed the Series B-1 Preferred Stock for common stock immediately prior to consummation, or

c) cash, initially equal to 160% of the aggregate redemption amount of the Series B-1 Preferred Stock less 5% of the redemption amount for each full year the Series B-1 Preferred Stock was outstanding.

Embedded derivatives and warrant

Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The Company has concluded that the Holder Conversion Option and the Make-whole Provision constitute embedded derivatives.

The Holder Conversion Option meets SFAS 133’s definition of an embedded derivative. In addition, the Holder Conversion Option is not considered “conventional” because the number of shares received by the holder upon exercise of the option could change under certain conditions. The Holder Conversion Option is considered an equity derivative and its economic characteristics are not considered to be clearly and closely related to the economic characteristics of the Series B-1 Preferred Stock, which is a considered more akin to a debt instrument than equity.

Similarly, the embedded Make-whole Provision also must be accounted for separately from the Series B-1 Preferred Stock. The Make-whole Provision specifies if certain events (such as a business combination) that constitute a change of control occur, the Company may be required to settle the Series B-1 Preferred Stock at 160% of its face amount. Accordingly, the Make-whole Provision meets SFAS 133’s definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series B-1 Preferred Stock.

Accordingly, under SFAS 133, these two embedded derivatives are required to be bundled into a single derivative instrument and accounted for separately from the Series B-1 Preferred Stock at fair value.

In addition, as described above, when the Company issued the Series B-1 Preferred Stock, it granted the holder the Warrant to purchase up to 20,000 shares of additional preferred stock at a price of $1,000 per share.

The preferred shares that the holder is entitled to receive, upon exercise of the Warrant, may be redeemed at a future date. Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), requires that a warrant which contains an obligation that may require the issuer to redeem the shares in cash, be classified as a liability and accounted for at fair value.

The Company determined that the fair value of the combined embedded derivatives and Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized in earnings. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to it redemption value at its earliest possible redemption date (November 28, 2005).

The embedded derivatives and Warrant were valued at each fiscal quarter-end using a valuation model that combines the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and Warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25% — 40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at March 31, 2007.

The value of the Make-whole Provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year three and beyond. These assumptions were based on management’s estimates of the probability of a change of control event occurring

Since the dividend rate on the Series B-1 Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the Warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the Warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25% — 40% and risk-free rate based on the estimated life of the Warrant.

Dividends

For the three months ended March 31, 2007 and 2006, cash dividends in the amount of $103,000 and $157,000, respectively, were paid to the Series B-1 Preferred stockholder.

5.	Segment Information

The Company’s operations are aggregated into four reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services. The allocations are made to the divisions on the basis of equivalent bought-in third party services.

The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. The Admissions Services division earns revenue from subscription, transaction and marketing fees from higher education institutions, counseling services and from selling advertising and sponsorships (see Note 9). Additionally, each division earns royalties and other fees from sales of its books published by Random House.

In connection with the transaction described in Note 9, financial results associated with the admissions publications and college counseling services previously reported in the Admissions Services division have been reclassified for all periods presented into Test Preparation Services and K-12 Services, respectively.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

	Three Months Ended March 31, 2007
	Test
	Preparation	K-12	Admission
	Services	Services	Services	Corporate	Total
	(In thousands)

Revenue	$26,462	$13,082	$626	$—	$40,170

Operating expense (including depreciation and amortization)	$11,757	$4,372	$619	$5,904	$22,652

Operating income (loss)	3,736	1,782	(236)	(5,904)	(622)
Depreciation and amortization	377	1,112	148	555	2,192
Other income (expense)	—	—	0	(75)	(75)

Segment EBITDA	$4,113	$2,894	$(88)	$(5,424)	$1,495

Total segment assets	$50,959	$30,600	$5,387	$29,205	$116,151

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$139	$63	$13	$287	$502

	Three Months Ended March 31, 2006
	Test
	Preparation	K-12	Admission
	Services	Services	Services	Corporate	Total
	(In thousands)

Revenue	$25,061	$7,631	$920	$—	$33,612

Operating expense (including depreciation and amortization)	$12,524	$4,123	$1,316	$4,264	$22,227

Operating income (loss)	4,667	(1,687)	(710)	(4,264)	(1,994)
Depreciation and amortization	510	814	218	310	1,852
Other income (expense)	—	—	—	(6)	(6)

Segment EBITDA	$5,177	$(873)	$(492)	$(3,960)	$(148)

Total segment assets	$41,906	$20,556	$12,155	$27,842	$102,459

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$303	$1,061	$211	$801	$2,376

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended March 31,
	2007	2006

Total income (loss) from reportable segments	$(622)	$(1,994)
Unallocated amounts:
Interest income (expense)	(344)	(30)
Other income (expense)	(75)	60
Equity in loss of affiliate	—	(66)
(Provision) benefit for income taxes	—	—

Income (loss) from continuing operations	(1,041)	(2,030)
Discontinued operations	5,737	122

Net income (loss)	$4,696	$(1,908)

6.	Income (loss) Per Share

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

A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Income (loss) from continuing operations	$(1,041)	$(2,030)
Income (loss) from discontinued operations	5,737	122
Less preferred dividends	(103)	(157)

Net income (loss) attributed to common stockholders	$4,593	$(2,065)

Weighted average common shares outstanding for the period	27,576	27,572

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.04)	$(0.08)
Income (loss) from discontinued operations	0.21	—

Net income (loss)	$0.17	$(0.08)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Net effect of dilutive stock options-based on the treasury stock method	156	161
Effect of convertible preferred stock-based on the if converted method	1,093	1,839

	1,249	2,000

7.	Comprehensive Income (Loss)

The components of comprehensive (loss) for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income (loss) attributable to common stockholders	$4,593	$(2,065)
Foreign currency translation adjustment	(2)	7

Total comprehensive income (loss)	$4,591	$(2,058)

8.	Restructuring

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

9.	Disposal of Assets

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division. The Company sold to Embark Corp. the assets related to providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”). The purchase price consisted of $7,000,000, subject to customary closing adjustments. Additionally, the Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded a gain on the sale of these assets in the amount of $4.5 million.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Revenue	$2,454	$1,498
Cost of revenue	337	483

Gross margin	2,117	1,015
Operating expenses(1)	919	893
Interest expense	—	—
Other income (expense), net	—	—

Income (loss) before income taxes	1,198	122
(Provision) benefit for income taxes	—	—

Income (loss) from discontinued operations	$1,198	$122

(1)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $69,800 and $380,400 for the three months ended March 31, 2007 and 2006, respectively.

The net assets of the discontinued operations were as follows as of December 31, 2006.

December 31,
2006
(In thousands)

Current assets	$181

Furniture, fixtures, equipment and software development, net	138
Goodwill	500
Other intangibles, net	1,283
Other assets	59

Non-current assets	1,980

Total assets related to discontinued operations	$2,161

Current liabilities	$2,541

Total liabilities related to discontinued operations	$2,541

10.	Subsequent Events

The Company entered into a Services and License Agreement, dated as of April 27, 2007 (the “Agreement”), with Higher Edge Marketing Services, Inc. (the “Licensee”), a company controlled by Young Shin, a former executive officer and head of the Company’s Admissions Services division. Pursuant to the terms of the Agreement, the Licensee will provide ongoing collection and management services to the Company in connection with certain of the Company’s marketing agreements with post-secondary institutions. The term of the Agreement is seven years, and it provides for renewal at the end of the term under certain circumstances.

The Company will pay the Licensee certain collection and management fees for outstanding amounts collected by Licensee and for other services provided in managing the agreements. The Licensee will pay the Company a

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

variable royalty from 30% to 50% on amounts collected by the Licensee under new marketing agreements entered into by the Licensee after the date of the Agreement. The Licensee’s payments to the Company are subject to increasing annual minimum amounts. In addition, the Licensee will pay the Company a 5% royalty on all amounts received by the Licensee generated from the sale of any other goods or services to any post-secondary educational institution.

The Company agreed to lend money to the Licensee for use as working capital for the business in a maximum amount equal to 50% of certain amounts collected by the Licensee under the Agreement. Outstanding amounts will accrue interest monthly at prime (as quoted by the Company’s lenders) and must be repaid no later than the first anniversary of the Agreement. The Company also agreed to provide the Licensee with a line of credit for initial working capital needs. Funds drawn on the line of credit will accrue interest at an annual rate of 18% and must be repaid no later than 18 months from the date of the Agreement. The aggregate financing obligation of the Company under the Agreement is capped at $300,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Since 2004, the Test Preparation Services division has also been providing Supplemental Educational Services (“SES”) programs to students in public school districts. Additionally, this division receives royalties, advances and copy edit fees from Random House for books authored by The Princeton Review. The Test Preparation Services division has historically accounted for the majority of our overall revenue and accounted for approximately 66% of our overall revenue in the first three months of 2007.

The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). As a result of the increased emphasis on accountability and the measurement of student performance in public schools, this division continues to see growing demand by the public school market for its products and services as evidenced by the number of new contracts and the continued growth in sales prospects. Additionally, this division receives college counseling fees paid by high schools.

Until February 2007, the Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with this transaction, the other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services and Test Preparation Services divisions, respectively. The only remaining business operated by our Admissions Services division is providing higher education marketing services to post secondary schools. In April 2007, the Company outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc., as more fully described in Note 10 to our consolidated financial statements. Under this new arrangement, the sales and customer support functions related to this business will be performed by Higher Edge Marketing and we will be responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge Marketing, Inc. As a result, Higher Edge Marketing will contract with post secondary schools directly and will pay us a royalty on the fees it receives from post secondary schools for marketing services.

In connection with the sale of the Higher Education Technology Services business, financial results associated with this business have been reclassified as discontinued operations. Additionally, financial results associated with admissions publications and college counseling services previously reported in the Admissions Services division, have been reclassified for all periods presented into Test Preparation Services and K-12 Services, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

Revenue

For the three months ended March 31, 2007, total revenue increased by $6.6 million, or 19.5%, from $33.6 million in 2006 to $40.2 million in 2007.

Test Preparation Services revenue increased by $1.4 million, or 5.6%, from $25.1 million in 2006 to $26.5 million in 2007. This increase is due to an increase of SES revenue by $2.8 million due to higher enrollments. However, lower enrollments in SAT and MCAT courses partially offset the higher SES revenues in the quarter.

K-12 Services revenue increased by $5.5 million, or 71.4%, from $7.6 million in 2006 to $13.1 million in 2007. This increase is primarily related to an increase in assessment services revenue of $6.4 million, including approximately $3.5 million related to contracts serviced in the latter part of 2006 but whose revenue was deferred until 2007, when the contracts were fully executed.

Admissions Services revenue decreased by $294,000, or 32.0%, from $920,000 in 2006 to $626,000 in 2007, due to fewer marketing services contracts.

Cost of Revenue

For the three months ended March 31, 2007, total cost of revenue increased by $4.8 million, or 35.6%, from $13.4 million in 2006 to $18.1 million in 2007.

Test Preparation Services cost of revenue increased by $3.1 million, or 39.4%, from $7.9 million in 2006 to $11.0 million in 2007. This increase is due to greater site rent expense and costs to service the greater number of SES courses which have a lower gross margin. Gross margin declined from 69% to 59% primarily due to the higher site rent costs, lower average class size resulting from decreased enrollments in the SAT and MCAT courses and product mix.

K-12 Services cost of revenue increased by $1.7 million, or 33.4%, from $5.2 million in 2006 to $6.9 million in 2007, primarily due to costs to service the increased assessment business. Gross margin increased from 32% to 47% primarily due to product mix. The revenue in the first quarter of 2007 was more heavily weighted with the higher margin assessment services as compared to the first quarter of 2006 which had a greater portion of lower margin professional development revenues.

Admissions Services cost of revenue decreased by $71,000, or 22.6%, from $314,000 in 2006 to $243,000 in 2007 due to lower staff costs.

Operating Expenses

For the three months ended March 31, 2007, operating expenses increased by $425,000, or 2.0%, from $22.2 million in 2006 to $22.7 million in 2007.

•	Test Preparation Services operating expenses decreased by $767,000, or 6.1%, from $12.5 million in 2006 to $11.8 million in 2007. This decrease is primarily related to reduced salary expense and lower SES training costs.

•	K-12 Services expenses increased by $249,000, or 6.0%, from $4.1 million in 2006 to $4.4 million in 2007. This increase is primarily related to increased depreciation expense on capitalized development projects.

•	Admissions Services expenses decreased by $697,000, or 53.0%, from $1.3 million in 2006 to $619,000 primarily due to headcount reductions in anticipation of the sale of the Higher Education Technology Service business and the outsourcing of the marketing services business.

•	Corporate operating expense increased by $1.6 million, or 38.5%, from $4.3 million in 2006 to $5.9 million in 2007 due to higher professional fees of approximately $547,000, greater software maintenance costs of approximately $283,000 and increased depreciation expense of approximately $245,000 primarily due to the Oracle ERP system implemented during the second quarter of 2006.

Interest Expense

For the three months ended March 31, 2007, net interest expense increased by $314,000 from $30,000 in 2006 to $344,000 in 2007 as a result of the increased debt under our credit facility.

Discontinued Operations

On February 16, 2007, we completed the sale of certain assets, representing the Higher Education Technology Services business of the Admissions Services Division, having reached the conclusion that this line of business could not be grown profitably on a long-term basis and was non-strategic to our overall educational services business. The net assets disposed of were principally technology equipment, software, and certain intangibles, net of accounts payable and deferred income. The purchase price consisted of $7,000,000, subject to customary closing adjustments. Additionally, we will be entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the sold business in 2007. We recorded a gain of $4.5 million as a result of the sale. The Company realized approximately $1.2 million in operating income during the first quarter of 2007 related to this business compared to approximately $123,000 in the first quarter of 2006.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, collections from customers and our credit facility. At March 31, 2007, we had $14.5 million of cash and cash equivalents compared to $10.8 million at December 31, 2006. The $3.7 million increase in cash from the December 31, 2006 balance is primarily attributed to cash provided by operations of $5.0 million, principally resulting from the net proceeds of the sale of the Higher Education Technology Services business in February 2007. This was offset by $510,000 used for the purchase of furniture, fixtures, equipment and software development, and $461,000 related to capital lease payments and dividends paid on the Series B-1 Preferred Stock.

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

Cash provided by (used in) operating activities is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first three months of 2007, cash provided by operating activities was $458,000, compared to cash used in operating activities of $880,000 during the first three months of 2006.

During the first three months of 2007, investing activities provided $6.5 million of cash as compared to $2.4 million used during the comparable period in 2006. The increase resulted primarily from cash proceeds of $7.0 million, received from the disposal of discontinued operations. Cash used for other investing activities relates primarily to additions to internally developed software. These expenditures were reduced in 2007, as compared to 2006, as part of a planned reduction in capital spending.

Financing cash flows consist primarily of transactions related to our debt and equity structure. There were financing expenditures of approximately $461,000 and $383,000 for the first three months of 2007 and 2006, respectively.

In November 2006, due to a restatement of our financial statements we were unable to timely file our Form 10-Q for the third quarter of 2006, resulting in our failing to maintain an effective registration statement for the benefit of the holder of our Series B-1 Preferred Stock. If the holder requests redemption of the Series B-1 Preferred Stock we must redeem for cash because it cannot redeem for registered shares of common stock. Accordingly, there is the possibility that we may be required to fund any future redemptions in cash until we are again able to maintain an effective resale registration statement for the benefit of the holder of the Series B-1 Preferred Stock in accordance with the terms of the agreement governing the registration requirements. On March 30, 2007, we borrowed $3 million pursuant to an increase negotiated in our existing credit facility in order to provide the funds necessary to effect any such potential redemption.

Our future liquidity needs will depend on, among other factors, the timing and extent of technology development expenditures, new business bookings, the timing and collection of receivables and continuing initiatives designed to improve operating cash flow. We believe that our current cash balances and anticipated operating cash flow, after budgeted cost reductions, will be sufficient to fund our normal operating requirements for the next 12 months. However, in the event of unanticipated cash needs, we may need to secure additional capital within this timeframe.

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

Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR (5.35% at March 31, 2007). During the three months ended March 31, 2007 and 2006, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $103,000 and $157,000, at an average rate of 5.3% and 6.3% in 2007 and 2006, respectively. A 100 basis point increase in the dividend rate would have resulted in a $100,000 increase in dividends paid during these periods.

Borrowings under our credit agreement, bear interest at the following rates: Outstanding amounts under the credit facility up to $10.0 million bear interest at rates based on either (A) 300 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 400 basis points over LIBOR, at our election. Outstanding amounts under the credit facility in excess of $10.0 million (or the borrowing base amount, if lower) bear interest at either (A) 400 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 500 basis points over the LIBOR rate, at our election. During the three months ended March 31, 2007, we paid interest on borrowings under our credit agreement in an aggregate amount of $341,000 at a weighted average interest rate of 10.2%. A 100 basis point increase in the interest rate would have resulted in a $33,000 increase in interest paid during this period.

As more fully described in Note 4 to our condensed consolidated financial statements, we must account for the embedded derivatives and warrant related to our Series B-1 Preferred Stock. Other than these embedded derivatives, we do not hold any derivative financial instruments.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary. A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

As described in detail in Item 9A of the company’s 2006 Form 10-K, (“Form 10-K”) the company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. Management’s assessment identified four material weaknesses in internal control over financial reporting as of that date. These material weaknesses were identified in the areas of financial statement close process, estimating the collectability of accounts receivable, revenue recognition and the accounting for embedded derivatives contained within the Series B-1 Preferred Stock and the related warrant. In light of these material weaknesses identified by management, which have not been remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below. We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in the Form 10-K. Such remediation activities include the following:

•	We have hired and continue to hire more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•	We are in the process of establishing more rigorous review procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•	We are initiating a formal contract review process to establish and document the revenue recognition events and methodology at the time the contract is signed which will be reviewed and signed off by both the finance personnel and the project managers so that there is a clear understanding of what events will trigger revenue recognition and establish the amounts to be recognized for each event.

•	We are initiating programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the company.

In addition to the foregoing remediation efforts, we will retain a consulting firm to assist with the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

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

The next day, on August 3, 2005, CollegeNET again filed suit against The Princeton Review alleging infringement of the same ‘042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNET filed an amended complaint, which added a second patent, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), to the lawsuit. The Princeton Review was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended on February 24, 2006. On March 20, 2006 CollegeNET filed its Reply to The Princeton Review’s Counterclaims. CollegeNET seeks injunctive relief and unspecified monetary damages.

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

On March 29, 2006, the court granted The Princeton Review’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNET patents. On November 9, 2006, the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 Patent. On January 9, 2007, CollegeNet filed a response to the Non-Final Office Action with the PTO. The Princeton Review cannot predict the likely outcome of these proceedings but believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description

2.16	Asset Purchase Agreement, dated February 16, 2007, among MRU Holdings, Inc., Embark Corp., and The Princeton Review, Inc., (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 16, 2007).
10.51	Employment Agreement, dated January 19, 2007, between Stephen Melvin and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on January 16, 2007).
10.52	Letter Agreement, dated February 1, 2007, among The Princeton Review, Inc., Princeton Review Operations, L.L.C., the lenders party thereto and Golub Capital Incorporated as administrative agent to the lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 1, 2007).
10.53	Limited Waiver, Consent and Third Amendment to Credit Agreement, dated as of February 16, 2007, among The Princeton Review, Inc., the lenders party thereto and Golub Capital Incorporated as administrative agent to the lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 16, 2007).
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN MELVIN
Stephen Melvin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

May 15, 2007