Form 10-Q/A
period 2007-03-31
PRINCETON REVIEW INC
filed 2007-05-18
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q of The Princeton Review, Inc. (the “Company”) for the first quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 15, 2007 (the “Quarterly Report”). Due to a processing error, the Quarterly Report, as originally filed, did not reflect the correct version of the Condensed Consolidated Statements of Cash Flows. This Form 10-Q/A is being filed to reflect the intended presentation in the Quarterly Report.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 15, 2007, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months
	Ended March 31,
	2007	2006
	(unaudited)

Cash flows provided by (used for) operating activities:
Net income (loss) from continuing operations	$(1,041)	$(2,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	728	414
Amortization	1,464	1,438
Bad debt expense	838	674
Deferred income taxes	(416)	(812)
Valuation allowance for deferred tax assets	416	812
Deferred rent	(30)	80
Stock based compensation	151	170
Other, net	152	100
Net change in operating assets and liabilities:
Accounts receivable	137	(1,566)
Inventory	272	(30)
Prepaid expenses	190	(302)
Other assets	308	(572)
Accounts payable and accrued expenses	(3,907)	(2,705)
Deferred income	(1)	3,327

Net cash provided by (used for) operating activities	(740)	(1,002)

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(506)	(1,366)
Additions to capitalized K-12 content, capitalized course costs	(4)	(1,010)

Net cash provided by (used for) investing activities	(510)	(2,375)

Cash flows provided by (used for) financing activities:
Proceeds from revolving credit facility	3,000	—
Payments of borrowings under revolving credit facility	(3,000)	—
Capital lease payments	(376)	(227)
Dividends on Series B-1 Preferred Stock	(103)	(157)
Proceeds from exercise of options	18	—

Net cash provided by (used for) financing activities	(461)	(384)

Total cash flows used in continuing operations	(1,711)	(3,762)

Cash Flows from Discontinued Operations
Income from discontinued operations	1,198	123
Gain on disposal of discontinued operations	(4,539)	—
Other adjustments to reconcile net income to net cash provided by operating activities	1,748	(1,379)

Net cash provided by (used for) operating activities	(1,592)	(1,256)

Cash received from disposal of discontinued operations	7,000	—
Other cash provided by investing activities	—	158

Net cash provided by (used for) investing activities	7,000	158

Net cash provided by (used for) discontinued operations	5,408	(1,098)

Increase (decrease) in cash and cash equivalents	3,697	(4,859)
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$14,519	$3,143

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, collections from customers and our credit facility. At March 31, 2007, we had $14.5 million of cash and cash equivalents compared to $10.8 million at December 31, 2006. The $3.7 million increase in cash from the December 31, 2006 balance is from the net proceeds of the sale of the Higher Education Technology Services business in February 2007.

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

Cash provided by (used for) operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first three months of 2007, cash used for operating activities was $740,000, compared to cash used for operating activities of $1.0 million during the first three months of 2006.

During the first three months of 2007, investing activities from continuing operations used $510,000 of cash as compared to $2.4 million used during the comparable period in 2006. Cash used in each of the periods relates primarily to additions to internally developed software. These expenditures were reduced in 2007, as compared to 2006, as part of a planned reduction in capital spending.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. There were financing expenditures of approximately $461,000 and $383,000 for the first three months of 2007 and 2006, respectively, principally related to capital lease payments and dividends paid on our Series B-1 Preferred Stock.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number		Description

2	.16*	Asset Purchase Agreement, dated February 16, 2007, among MRU Holdings, Inc., Embark Corp., and The Princeton Review, Inc., (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 16, 2007).
10	.51*	Employment Agreement, dated January 19, 2007, between Stephen Melvin and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on January 16, 2007).
10	.52*	Letter Agreement, dated February 1, 2007, among The Princeton Review, Inc., Princeton Review Operations, L.L.C., the lenders party thereto and Golub Capital Incorporated as administrative agent to the lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 1, 2007).
10	.53*	Limited Waiver, Consent and Third Amendment to Credit Agreement, dated as of February 16, 2007, among The Princeton Review, Inc., the lenders party thereto and Golub Capital Incorporated as administrative agent to the lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 16, 2007).
31.1		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with original Quarterly Report on Form 10-Q filed on May 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN MELVIN
Stephen Melvin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

May 17, 2007