Form 10-Q
period 2007-06-30
PRINCETON REVIEW INC
filed 2007-08-09
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

The Company had 28,105,005 shares of $0.01 par value common stock outstanding at August 8, 2007.

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$11,179	$10,822
Accounts receivable, net of allowance of $4,331 in 2007 and $2,848 in 2006	25,040	31,531
Accounts receivable-related parties	104	124
Other receivables, related parties	2,425	1,999
Inventory	2,409	2,950
Prepaid expenses	1,068	1,653
Other current assets	1,200	2,612
Other current assets related to discontinued operations	—	181

Total current assets	43,425	51,872
Furniture, fixtures, equipment and software development, net	14,204	16,071
Goodwill	31,006	31,006
Investment in affiliates	1,639	1,639
Other intangibles, net	10,217	11,527
Other assets	7,661	4,013
Other assets related to discontinued operations	—	1,980

Total assets	$108,152	$118,108

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$15,000	$3,000
Accounts payable	4,457	15,220
Accrued expenses	10,381	11,277
Current maturities of long-term debt	1,127	1,369
Deferred income	19,328	20,672
Liabilities related to discontinued operations	—	2,541

Total current liabilities	50,293	54,079
Deferred rent	2,520	2,558
Long-term debt	1,665	14,127
Fair value of derivatives and warrant	4,007	181
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6,000	6,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,105,005 and 27,601,268 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	281	276
Additional paid-in capital	119,361	117,082
Accumulated deficit	(75,666)	(75,871)
Accumulated other comprehensive loss	(309)	(324)

Total stockholders’ equity	43,667	41,163

Total liabilities and stockholders’ equity	$108,152	$118,108

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)

Revenue
Test Preparation Services	$27,531	$22,540	$54,621	$48,433
K-12 Services	8,854	10,695	21,935	18,413

Total revenue	36,385	33,235	76,556	66,846

Cost of revenue
Test Preparation Services	8,920	8,013	20,132	16,196
K-12 Services	5,514	5,369	12,443	10,564

Total cost of revenue	14,434	13,382	32,575	26,760

Gross Profit	21,951	19,853	43,981	40,086
Operating expenses	21,713	20,191	44,364	42,418

Income (loss) from operations	238	(338)	(383)	(2,332)
Interest income (expense)	(497)	(192)	(841)	(220)
Other income (expense)	(3,687)	(156)	(3,763)	(96)
Equity in the income (loss) of affiliates	—	17	—	(50)

Income (loss) before income taxes	(3,946)	(669)	(4,987)	(2,698)
(Provision) benefit for income taxes	300	—	478	—

Net income (loss) from continuing operations	(3,646)	(669)	(4,509)	(2,698)
Discontinued operations
Net income (loss) from discontinued operations	(246)	(428)	952	(306)
Gain from disposal of discontinued operations	—	—	4,539	—
(Provision) benefit for income taxes	(394)	—	(572)	—

Net income (loss) from discontinued operations	(640)	(428)	4,919	(306)

Net income (loss)	(4,286)	(1,097)	410	(3,004)
Dividends and accretion on Series B-1 Preferred Stock	(104)	(147)	(207)	(305)

Income (loss) attributed to common stockholders	$(4,390)	$(1,244)	$203	$(3,309)

Earnings (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.13)	$(0.03)	$(0.17)	$(0.11)
Income (loss) from discontinued operations	(0.02)	(0.02)	0.18	(0.01)

Net income (loss)	$(0.15)	$(0.05)	$0.01	$(0.12)

Weighted average shares used in computing income (loss) per share	27,890	27,574	27,837	27,574

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
	(Unaudited)

Cash flows provided by (used for) operating activities:
Net income (loss) from continuing operations	$(4,509)	$(2,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,464	1,116
Amortization	2,766	3,041
Bad debt expense	1,151	484
Write-off of deferred financing costs	33	—
Write-off of inventory	—	265
Change in fair value of derivatives	3,826	(281)
Deferred rent	(38)	146
Stock based compensation	2,005	300
Other, net	(28)	(89)
Net change in operating assets and liabilities:
Accounts receivable	4,934	(2,918)
Inventory	541	(561)
Prepaid expenses	585	333
Other assets	(2,421)	(2,138)
Accounts payable and accrued expenses	(11,656)	(5,147)
Deferred income	(1,344)	5,280

Net cash provided by (used for) operating activities	(2,691)	(2,867)

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(1,074)	(2,022)
Additions to capitalized K-12 content, capitalized course costs	(42)	(1,010)
Payment of related party loan	120	345
Payment of note receivable	86	266
Payment of loan receivable	—	250

Net cash provided by (used for) investing activities	(910)	(2,171)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	—	(4,377)
Proceeds from revolving credit facility	—	10,000
Payment of credit facility deferred financing costs	—	(168)
Capital lease payments	(392)	(403)
Dividends on Series B-1 P referred Stock	(207)	(305)
Notes payable related to acquisitions	(313)	(318)
Proceeds from exercise of options	279	11

Net cash provided by (used for) financing activities	(633)	4,440

Total cash flows used in continuing operations	(4,234)	(598)

Cash Flows from Discontinued Operations
Income from discontinued operations	953	(305)
Gain on disposal of discontinued operations	(4,538)	—
Other adjustments to reconcile net income to net cash provided by operating activities	1,176	(2,182)

Net cash provided by (used for) operating activities	(2,409)	(2,487)

Cash received from disposal of discontinued operations	7,000	—
Other cash provided by investing activities	—	2,410

Net cash provided by (used for) investing activities	7,000	2,410

Net cash provided by (used for) discontinued operations	4,591	(77)

Increase (decrease) in cash and cash equivalents	357	(675)
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$11,179	$7,327

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of The Princeton Review, Inc. and its wholly-owned subsidiaries, The Princeton Review Canada Inc. and Princeton Review Operations L.L.C., as well as the Company’s national advertising fund (together, the “Company”).

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements and are adequate to make the information not misleading. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Prior periods were recast to reflect the operations of certain of the Company’s Admissions Services Division. The Company sold the assets related to providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”) which have been classified as discontinued operations. See Note 12 — Disposal of Assets.

Products and Services

The following table summarizes the Company’s revenue and cost of revenue for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(In thousands)

Revenue
Services	$31,182	$25,625	$68,078	$55,558
Products	1,989	5,563	3,582	7,089
Other	3,214	2,047	4,896	4,199

Total revenue	$36,385	$33,235	$76,556	$66,846

Cost of Revenue
Services	$13,647	$11,064	$31,204	$23,442
Products	487	2,131	1,035	2,997
Other	300	187	336	321

Total cost of revenue	$14,434	$13,382	$32,575	$26,760

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

During 2007, the Board of Directors approved the granting of 155,454 shares of Restricted Stock under the Stock Incentive Plan to the senior management of the Company (on May 25, 2007) and the outside members of the Board of Directors (on June 30, 2007), having a grant-date value of $865,000. These Restricted Stock awards generally vest quarterly over a two year period. As of June 30, 2007, 207,400 shares of Restricted Stock were outstanding with unrecognized compensation cost of $801,000 to be recognized over a period of 1.25 years.

The Board of Directors also approved the granting of 257,519 shares of Restricted Stock, which vested immediately, as payment of bonuses to employees, in lieu of payment in cash having a compensation cost of $1.6 million.

There were no stock options or restricted stock awards in the first quarter of 2007.

Total stock-based compensation expense recorded for the three and six months ended June 30, 2007 and 2006 was $1.9 million and $130,000 and $2.0 million and $300,000, respectively.

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

At December 31, 2006, the Company failed the minimum net worth covenant and obtained a waiver of that covenant through January 1, 2008. On February 16, 2007, the Company entered into a third amendment of the Credit Agreement (the “Third Amendment”). The Third Amendment required the Company to (i) repay to Golub $3.0 million from the proceeds of the sale of the Company’s Admissions Services technology business and (ii) set the amount of the Credit Facility at $12.0 million. This $3.0 million payment was made by the Company on February 19, 2007.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

On March 29, 2007, the Company entered into a further amendment of the Credit Agreement (the “Fourth Amendment”). Under the Fourth Amendment, the maximum borrowing amount was increased to $15.0 million, and the Company drew down the full available amount on March 30, 2007. The term of the Credit Facility remains unchanged at five years from the date of the original Credit Agreement. The terms for the annual interest rate for the facility are the same as those under the Third Amendment. On July 24, 2007 the Company paid down the $15 million of debt outstanding and any accumulated interest with Golub Capital and terminated the credit facility. (See Note 12 — Subsequent Events).

4.	Series B-1 Preferred Stock

On June 4, 2004, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. In May 2006, 4,000 shares of Series B-1 Preferred Stock were redeemed in cash, leaving 6,000 shares outstanding. These shares are convertible into common stock at any time (the “Holder Conversion Option”). Prior to conversion, each share accrues dividends at an annual rate of the greater of 5% and the 90-day LIBOR plus 1.5% (6.93% at June 30, 2007), subject to adjustment. Dividends are payable, whether or not declared by the Board of Directors out of funds legally available therefor, in cash or registered shares of common stock, at the Company’s option. At the time of issuance of the Series B-1 Preferred Stock, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. In accordance with the terms of the agreement with the holder, the conversion price was decreased to $6.9327 per share (as of June 30, 2007), because effectiveness of the registration statement relating to the Series B-1 Preferred Stock shares was delayed and, once it was declared effective, the Company thereafter failed to maintain its effectiveness. The conversion price was subject to further reduction upon certain events such as the issuance of common stock at a price below the conversion price or if the Company fails to keep the registration statement current.

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

In addition, the Company granted the holder certain rights entitling the holder to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000 (the “Warrant”). These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with the holder provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, and the Company’s failure to maintain its effectiveness as required by the agreement with the holder, the conversion price

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

for any such additional series of preferred stock was reduced, and, as of June 30, 2007, the greater of (1) $6.9327 or (2) 75.63% of the prevailing price of common stock at the time of exercise of the rights. These rights may be exercised by the holder on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances, including extension by one day for each day the registration requirements are not met. The Agreement with the holder also provides that shares of additional preferred stock will be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.

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

On July 24, 2007, the Company terminated the Series B-1 Preferred Stock, together with the embedded derivatives and warrant. (See Note 12 — Subsequent Events).

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

The embedded derivatives and Warrant were valued at each fiscal quarter-end using a valuation model that combines the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and Warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25% — 40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at June 30, 2006.

The value of the Make-whole Provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year three and beyond. These assumptions were based on management’s estimates of the probability of a change of control event occurring.

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

Dividends

For the three and six months ended June 30, 2007, cash dividends in the amount of $104,000 and $207,000, respectively, were paid to the Series B-1 Preferred stockholder. For the three and six months ended June 30, 2006, cash dividends in the amount of $147,000 and $304,000, respectively, were paid to the Series B-1 Preferred stockholder.

5.	Income Taxes

During the current quarter, pursuant to FAS 109, the Company has recorded an income tax benefit related to continuing operations for the three and six months ended June 30, 2007 in the amount of $394,000 and $572,000, which is offset by a foreign tax provision of $94,000. For the three months ended March 31, 2007, the Company recorded an income tax benefit of $178,000 which was previously not recorded. Management considers the March 31, 2007 tax benefit of $178,000 immaterial to that quarter and the year ending December 31, 2007. A corresponding provision for income taxes for the three and six months ended June 30, 2007 of $394,000 and $572,000 has been recorded as part of the Company’s Income from Discontinued Operations.

6.	Segment Information

The Company’s operations are aggregated into three reportable segments, reduced from four as a result of the sale of substantially all of the former Admissions Services division. The operating segments reported below are the

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

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

In connection with the transaction described in Note 10, financial results associated with the admissions publications and college counseling services previously reported in the Admissions Services division have been recasted for all periods presented into Test Preparation Services and K-12 Services, respectively.

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

	Three Months Ended June 30, 2007
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
	(In thousands)

Revenue	$27,531	$8,854	$—	$36,385

Operating expense (including depreciation and amortization)	13,223	3,817	4,673	21,713

Operating income (loss)	5,388	(477)	(4,673)	238
Depreciation and amortization	574	921	543	2,038
Other income (expense)	—	—	(3,688)	(3,688)

Segment EBITDA	5,962	444	(7,818)	(1,412)

Total segment assets	$53,434	$29,413	$25,305	$108,152

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$139	$164	$288	$591

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended June 30, 2006
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
	(In thousands)

Revenue	$22,540	$10,695	$—	$33,235

Operating expense (including depreciation and amortization)	11,795	4,672	3,724	20,191

Operating income (loss)	2,731	655	(3,724)	(338)
Depreciation and amortization	850	927	529	2,306
Other income (expense)	—	—	(140)	(140)

Segment EBITDA	3,581	1,582	(3,335)	1,828

Total segment assets	$57,860	$28,049	$21,611	$107,520

Segment goodwill	$31,506	$—	$—	$31,506

Expenditures for long lived assets	$50	$10	$630	$690

	Six Month Ended June 30, 2007
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
	(In thousands)

Revenue	$54,621	$21,935	$—	$76,556

Operating expense (including depreciation and amortization)	25,600	8,188	10,576	44,364

Operating income (loss)	8,888	1,305	(10,576)	(383)
Depreciation and amortization	1,100	2,033	1,097	4,230
Other income (expense)	0	—	(3,763)	(3,763)

Segment EBITDA	9,988	3,338	(13,242)	84

Total segment assets	$53,434	$29,413	$25,305	$108,152

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$314	$227	$575	$1,116

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Six Months Ended June 30, 2006
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
	(In thousands)

Revenue	$48,433	$18,413	$—	$66,846

Operating expense (including depreciation and amortization)	25,635	8,795	7,988	42,418

Operating income (loss)	6,602	(946)	(7,988)	(2,332)
Depreciation and amortization	1,576	1,742	839	4,157
Other income (expense)	—	—	(146)	(146)

Segment EBITDA	8,178	796	(7,295)	1,679

Total segment assets	$57,860	$28,049	$21,611	$107,520

Segment goodwill	$31,506	$—	$—	$31,506

Expenditures for long lived assets	$630	$1,070	$1,431	$3,131

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total income (loss) from reportable segments	$238	$(338)	$(383)	$(2,332)
Unallocated amounts:
Interest income (expense)	(497)	(192)	(841)	(220)
Other income (expense)	(3,687)	(156)	(3,763)	(96)
Equity in loss of affiliate	—	17	—	(50)
(Provision) benefit for income taxes	300	—	478	—

Income (loss) from continuing operations	(3,646)	(669)	(4,509)	(2,698)
Discontinued operations	(246)	(428)	5,491	(306)
Provision for income taxes	(394)	—	(572)	—

Net income (loss) from discontinued operations	(640)	(428)	4,919	(306)

Net income (loss)	$(4,286)	$(1,097)	$410	$(3,004)

7.	Income (loss) Per Share

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

A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Income (loss) from continuing operations	$(3,646)	$(669)	$(4,509)	$(2,698)
Income (loss) from discontinued operations	(640)	(428)	4,919	(306)
Less preferred dividends	(104)	(147)	(207)	(305)

Net income (loss) attributed to common stockholders	$(4,390)	$(1,244)	$203	$(3,309)

Weighted average common shares outstanding for the period	27,890	27,574	27,837	27,574

Basic earnings per share:
Income (loss) from continuing operations	$(0.13)	$(0.03)	$(0.17)	$(0.11)
Income (loss) from discontinued operations	(0.02)	(0.02)	0.18	(0.01)

Net income (loss)	$(0.15)	$(0.05)	$0.01	$(0.12)

The following shares were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net effect of dilutive stock options-based on the treasury stock method	171	176	160	167
Effect of convertible preferred stock-based on the if-converted method	1,117	1,069	1,116	1,448

	1,288	1,245	1,276	1,615

8.	Comprehensive Income (Loss)

The components of comprehensive (loss) for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(In thousands)

Net income (loss) attributable to common stockholders	$(4,390)	$(1,244)	$203	$(3,309)
Foreign currency translation adjustment	17	(5)	14	(25)

Total comprehensive income (loss)	$(4,373)	$(1,249)	$217	$(3,334)

9.	Restructuring

In April 2006, the Company announced and commenced implementation of a restructuring program. The restructuring included, among other things, streamlining our software development groups and reducing staff in some administrative functions to better align the cost structure with revenue and growth expectations. The restructuring charge incurred during 2006 was approximately $827,000 and consists of severance-related payments

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

for all employees terminated in connection with the restructuring. At December 31, 2006, substantially all of the severance payments had been made. At June 30, 2007, no restructuring reserve remained.

10.	Legal Matters

On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that the Company infringed a patent owned by CollegeNet, U.S. Patent No. 6,460,042 (“the ‘042 Patent”), related to the processing of the on-line applications. CollegeNet never served the Company and no discovery was ever conducted. However, apparently based on adverse rulings in the related lawsuits concerning the same ‘042 Patent (the “Related Litigation”), CollegeNet dismissed the 2003 case against the Company without prejudice on January 9, 2004.

On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNet in its appeal from the adverse rulings in the Related Litigation.

The next day, on August 3, 2005, CollegeNet again filed suit against the Company alleging infringement of the same ’042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNet filed an amended complaint, which added a second patent, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), to the lawsuit. The Company was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended on February 24, 2006. On March 20, 2006 CollegeNet filed its Reply to the Company’s counterclaims. CollegeNet seeks injunctive relief and unspecified monetary damages.

The Company filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNet’s ‘042 Patent on September 1, 2005. The Company filed another request with the PTO for ex parte reexamination of CollegeNet’s ‘045 Patent on December 12, 2005. Although CollegeNet has not pursued any claims against the Company on a related U.S. Patent No. 6,345, 278 (“the ‘278 Patent”), the Company filed another request with the PTO for ex parte reexamination claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on November 8, 2006. The PTO granted the Company’s requests and ordered reexamination of all claims of the CollegeNet ‘042 patent on October 31, 2005, ordered reexamination of all claims of the ‘045 Patent on January 27, 2006, and ordered reexamination of claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on February 2, 2007.

On March 29, 2006, the court granted the Company’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNet ‘042 and ‘045 patents. On November 9, 2006 the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 patent.

The PTO has not yet taken any substantive action on the reexaminations of the ‘045 and ‘278 patents, other than instituting the proceedings.

On July 20, 2007 the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent. A reexamination certificate is expected to be issued for the ‘042 patent within the next several months. Based on the PTO’s July 20th notice, the certificate is expected to confirm the validity of claims 1-31 as originally issued, allow new claims 45-53 and allow the other claim with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNet v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid. However, as of July 27, 2007, a final judgment has not been entered in the CollegeNet v. XAP Corporation lawsuit.

11.	Disposal of Assets

Admissions Tech Business

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

The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)

Revenues	$(48)	$791	$2,406	$2,289
Cost of revenues	55	392	392	875

Gross margin	(103)	399	2,014	1,414
Operating expenses(a)	143	827	1,062	1,720

Income (loss) from discontinued operations	$(246)	$(428)	$952	$(306)

(a)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $350,000 for the three months ended June 30, 2006 and $69,800, $730,800 for the six months ended June 30, 2007 and 2006, respectively.

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

Services and License Agreement

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company will pay the Licensee certain collection and management fees for outstanding amounts collected by Licensee and for other services provided in managing the agreements. The Licensee will pay the Company a variable royalty from 30% to 50% on amounts collected by the Licensee under new marketing agreements entered into by the Licensee after the date of the Agreement. The Licensee’s payments to the Company are subject to increasing annual minimum amounts. In addition, the Licensee will pay the Company a 5% royalty on all amounts received by the Licensee generated from the sale of any other goods or services to any post-secondary educational institution.

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

12.	Subsequent Events

On July 23, 2007, The Princeton Review, Inc. (the “Company”) entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., and its affiliates, Prides Capital Fund I LP (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60,000,000 of the Company’s Series C Convertible Preferred Stock (60,000 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock shall be convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. The Series C Preferred Stock contains a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock the dividend shall no longer accrue unless declared by the Board of Directors of the Company (the “Board”).

The Purchase Agreement allows the holders of the Series C Preferred Stock to elect two directors to the Board who were elected on July 23, 2007. The Purchase Agreement also grants observer rights to Prides with respect to meetings of the Board.

In addition, the Company entered into an Investor Rights Agreement dated July 23, 2007, by and among the Company and the Purchasers, pursuant to which the Company granted the Purchasers and Mr. Michael J. Perik demand registration rights for the registration of the resale of the shares of common stock issued or issuable upon conversion of Series C Preferred Stock. Any demand for registration must be made for at least 20% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Investor Rights Agreement also grants the Purchasers preemptive rights with respect to certain issuances which may be undertaken by the Company in the future.

On July 23, 2007, Prides Capital Fund I, L.P. and the Company agreed to terminate an Agreement (the “Fletcher Agreement”), dated May 28, 2004, by and among the Company and Prides, as the assignee of Fletcher International, Ltd. (“Fletcher”) pertaining to the Company’s outstanding Series B-1 Preferred Stock, and all related rights, effective as of the closing date of the Purchase Agreement. Prides had acquired the Series B-1 Preferred Stock and the rights under the Fletcher Agreement from an unaffiliated third party on June 8, 2007. The Fletcher Agreement was terminated and the Series B-1 Preferred Stock and all its related rights were cancelled and retired when the Series B-1 Preferred Stock was exchanged as partial consideration for the purchase by Prides of the Series C Preferred Stock.

On July 24, 2007, the Company paid down the $15 million of debt outstanding and any accumulated interest with Golub Capital and terminated the credit facility. The result of all these transactions increased the Company’s cash position by approximately $30 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as such factors may be amended in subsequently filed Quarterly Reports on Form 10-Q, filed with the SEC. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review provides educational products and services to students, parents, educators and educational institutions. These products and services include integrated classroom-based and online instruction, professional development for teachers and educators, print and online materials and lessons, and higher education marketing services. We operate our businesses through two divisions, which correspond to our business segments.

Test Preparations Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing Supplemental Educational Services (“SES”) programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and was approximately 71% of our overall revenue in the first half of 2007.

Until February 2007, the Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with this transaction, the other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services and Test Preparation Services divisions, respectively. The only remaining business operated by our Admissions Services division is providing higher education marketing services to post secondary schools. In April 2007, the Company outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc., as more fully described in Note 9 to our condensed consolidated financial statements. Under this new arrangement, the sales and customer support functions related to this business will be performed by Higher Edge Marketing and we will be responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge Marketing, Inc. As a result, Higher Edge Marketing will contract with post secondary schools directly and will pay us a royalty on the fees it receives from post secondary schools for marketing services. In connection with the sale of the Higher Education Technology Services business, financial results associated with this business have been reclassified as discontinued operations. Additionally, financial results associated with admissions publications and marketing services, including any royalties from Higher Edge Marketing Services, Inc, previously reported in the Admissions Services division, have been reclassified for all periods presented into Test Preparation Services. Lastly college counseling services previously reported in the Admissions Services division have been reclassified for all periods and are presented with K-12 Services.

K12 Services Division

The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development, intervention materials (workbooks and related products) and college counseling services. As a result of the increased emphasis on accountability and the measurement of student performance in public schools, this division continues to see growing demand by the public school market for its products and services as evidenced by the number of new contracts and the continued growth in sales prospects.

Results of Operations

Comparison of Three Months Ended June 30, 2007 and 2006

Revenue

For the three months ended June 30, 2007, total revenue increased by $3.2 million, or 9.5%, from $33.2 million in 2006 to $36.4 million in 2007.

Test Preparation Services revenue increased by $5.0 million, or 22.1%, from $22.5 million in 2006 to $27.5 million in 2007. This increase is due primarily to an increase of $1.9 million in tutoring revenue and an increase of $1.2 million in institutional revenue as a result of increased SES enrollments. Additionally, licensing and royalty revenue increased by $1.8 million as a result of increased royalty payments from our publisher and from our franchisees.

K-12 Services revenue decreased by $1.8 million, or 17.2%, from $10.7 million in 2006 to $8.9 million in 2007. Revenue from intervention products and services decreased by $3.3 million due to the non-renewal in 2007 of the summer intervention program for the School District of Philadelphia. Additionally, counseling revenues decreased by $633,000 resulting from the non-renewal of a large contract in Texas. These decreases were partially offset by Assessment services revenue which increased by $2.5 million reflecting the billings for contracts added in the second half of 2006 and the first quarter 2007.

Cost of Revenue

For the three months ended June 30, 2007, total cost of revenue increased by $1.1 million or 7.9%, from $13.4 million in 2006 to $14.4 million in 2007.

Test Preparation Services cost of revenue increased by $907,000, or 11.3%, from $8.0 million in 2006 to $8.9 million in 2007. Teacher pay increased approximately $886,000 primarily due to volume increases for SES and Tutoring teachers and increased course materials of approximately $193,000. Gross margins improved from 64.4% to 67.6% primarily as a result of the increase in the higher margin tutoring and licensing and royalty revenue.

K-12 Services cost of revenue increased by $146,000, or 2.7%, from $5.4 million in 2006 to $5.5 million in 2007. Increases in costs of $2.1 million associated with the assessment revenue were partially offset by decreases in the costs associated with the intervention and counseling contracts that were not renewed in 2007. Gross margins decreased from 49.8% to 37.7% as a result of product mix and certain assessment contracts that incurred a higher level of costs.

Operating Expenses

For the three months ended June 30, 2007, operating expenses increased by $1.5 million, or 7.5%, from $20.2 million in 2006 to $21.5 million in 2007:

•	Test Preparation Services operating expenses increased by $1.4 million, or 12.1%, from $11.8 million in 2006 to $13.2 million in 2007. Software development and maintenance expenses increased by $880,000 as a result of new projects and legal fees increased $343,000 primarily due to our litigation with the former Tennessee franchisee

•	K-12 Services decreased by $856,000, or 18.3%, from $4.7 million in 2006 to $3.8 million in 2007. Salaries and related expense decreased $1.1 million primarily as a result of headcount reductions, lower commissions and bonuses and increased operational efficiencies whereby a larger percentage of salaries are charged to contract costs which flow through cost of revenue. These savings were partially offset by increased software development and maintenance expenses.

•	Corporate increased by $949,000 or 25.5%, from $3.7 million in 2006 to $4.7 million in 2007 primarily due to increased salaries and related expenses of $938,000 and professional fees of 770,000, offset by savings in miscellaneous other general and administrative expenses.

Other income (expense)

Other income (expense) includes an expense of $3.7 million resulting from the increase in the fair value of the embedded derivative liability related to the Series B-1 Preferred Stock. (see note 4).

Comparison of Six Months Ended June 30, 2007 and 2006

Revenue

For the six months ended June 30, 2007, total revenue increased by $9.7 million, or 14.5%, from $66.8 million in 2006 to $76.6 million in 2007.

Test Preparation Services revenue increased by $6.2 million, or 12.8%, from $48.4 million in 2006 to $54.6 million in 2007. This increase is primarily related to volume increases in institutional revenues of $3.8 million including SES, and tutoring revenues of $2.6 million and an increase in licensing and royalty revenue of $1.4 million. These increases were partially offset by a decrease in retail classroom revenues of $2.1 million.

K-12 Services revenue increased by $3.5 million, or 19.1%, from $18.4 million in 2006 to $21.9 million in 2007 primarily related to the increase in assessment revenue of $7.6 million from several new and renewal contracts. This increase was partially offset by lower intervention revenues ($2.6 million) and lower counseling revenues ($1.2 million) resulting primarily from contracts that were not renewed.

Cost of Revenue

For the six months ended June 30, 2007, total cost of revenue increased by $5.8 million, or 21.7%, from $26.8 million in 2006 to $32.6 million in 2007.

Test Preparation Services cost of revenue increased by $3.9 million, or 24.3%, from $16.2 million in 2006 to $20.1 million in 2007. Teacher pay increased by $2.4 million primarily due to volume increases in SES and tutoring. Site rent increased by approximately $1.1 million due to increase in classroom space rentals as well as increased rental fees charged for SES classes by schools.

K-12 Services cost of revenue increased by $1.9 million, or approximately 17.8%, from $10.6 million in 2006 to $12.4 million in 2007. Expenses to service assessment contracts increased by $4.4 million and were partially offset by decreases in intervention cost ($1.7 million) and counseling costs ($600,000). margin labor services.

Operating Expenses

For the six months ended June 30, 2007, operating expenses increased by $1.7 million, or 4.0%, from $42.4 million in 2006 to $44.1 million in 2007:

•	Test Preparation Services remained the same at approximately $25.6 million in both periods.. Professional services fees increased by $509,000 primarily due to legal expenses related to franchise matters. These increases were offset by decreases associated with the sale and/or downsizing of the Admissions Services businesses during the first half of the 2007.

•	K-12 Services decreased by $606,000, or 6.9%, from $8.8 million in 2006 to $8.2 million in 2007. Salaries and related costs decreased by approximately $1.7 million primarily as a result of headcount reductions, lower commissions/bonuses and increased operational efficiencies whereby a larger percentage of salaries are charged to contract costs which flow through cost of revenue. These savings were partially offset by increased software development and maintenance expenses ($534,000) and increased amortization expense ($212,000).

•	Corporate increased by $2.6 million or 32.4%, from $8.0 million in 2006 to $10.6 million in 2007. Professional service fees including legal, accounting and web hosting expenses increased by approximately $1.3 million, salaries and related expenses increased by $554,000 and depreciations and amortization expense increased by $258,000 primarily due to the Oracle software implements in the second quarter of 2006.

Other income (expense)

Other income (expense) includes an expense of $3.7 million resulting from the increase in the fair value of the embedded derivative liability related to the Series B-1 Preferred Stock. (See note 4).

Income Taxes

The estimated effective tax rate used in 2007 and 2006 would have been approximately 40%. During the current quarter, pursuant to FAS 109, the Company has recorded an income tax benefit related to continuing operations for the three and six months ended June 30, 2007 in the amount of $394,000 and $572,000, which is offset by a foreign tax provision of $94,000. For the three months ended March 31, 2007, we recorded an income tax benefit of $178,000. A corresponding provision for income taxes for the three and six months ended June 30, 2007 of $394,000 and $572,000 has been recorded as part of the Company’s Income from Discontinued Operations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, collections from customers and our credit facility. At June 30, 2007, we had $11.2 million of cash and cash equivalents compared to $10.8 million at December 31, 2006. The $357,000 increase in cash from the December 31, 2006 balance is primarily attributed to cash provided from the net proceeds of the sale of the Higher Education Technology Services business in February 2007 operations, which resulted in net proceeds of $5.0 million. This was offset by $3.3 million used for operating activities, $1.1 million used for the purchase of furniture, fixtures, equipment and software development, and $599,000 related to capital lease payments and dividends paid on the Series B-1 Preferred Stock.

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

Cash provided by (used in) operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first six months of 2007, cash used for operating activities from continuing operations was $3.3 million, compared to cash used in operating activities from continuing operations of $2.9 million during the first three months of 2006.

During the first six months of 2007, investing activities from continuing operations used $910,000 of cash as compared to $2.2 million used during the comparable period in 2006. The decrease is primarily attributable to lower spending for both internally developed software and capitalized K-12 content and capitalized course costs.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the first six months of 2007, financing activities from continuing operations used $632,000 of cash as compared to additions of approximately $4.4 million in the first six months of 2006. During the 2006 quarter, we borrowed $10 million under a new credit facility. Of this amount, $4.4 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility was used for working capital purposes. In addition, there were financing expenditures of approximately $599,000 and $708,000 for the first six months of 2007 and 2006, respectively, principally related to capital lease payments and dividends paid on our Series B-1 Preferred Stock.

In July, 2007, we entered into a Series C Preferred Stock Purchase agreement providing for the issuance of $60.0 million of Series C Preferred Stock. We agreed with the current holder to terminate the “Fletcher Agreement” pertaining to our Series B-1 Preferred Stock, and all related rights. We also paid down the $15.0 million of debt outstanding and terminated the credit facility. The result of all these transactions increased our cash position by approximately $30.0 million.

Our future liquidity needs will depend on, among other factors, the timing and extent of technology development expenditures, new business bookings, the timing and collection of receivables and continuing initiatives designed to improve operating cash flow. We believe that our current cash balances, together with the proceeds from the sale of the Series C Preferred stock, and anticipated operating cash flow will be sufficient to fund our normal operating requirements for the next 12 months. However, in the event of unanticipated cash needs, we may need to secure additional capital within this timeframe.

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

Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our Series B-1 Preferred Stock requires the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR (5.36% at June 30, 2007). During the six months ended June 30, 2007, we paid dividends on the Series B-1 Preferred Stock in an aggregate amount of $207,000, at an average rate of 6.90%. A 100 basis point increase in the dividend rate would have resulted in a $30,000 increase in dividends paid during this period.

Borrowings under our credit agreement bear interest at the following rates: Outstanding amounts under the credit facility up to $10.0 million bear interest at rates based on either (A) 300 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 400 basis points over LIBOR, at our election. Outstanding amounts under the credit facility in excess of $10.0 million (or the borrowing base amount, if lower) bear interest at either (A) 400 basis points over the greater of (x) the prime rate and (y) the Federal Funds Rate plus 50 basis points or (B) 500 basis points over the LIBOR rate, at our election. During the six months ended June 30, 2007, we paid interest on borrowings under our credit agreement in an aggregate amount of $546,000 at a weighted average interest rate of 7.28%. A 100 basis point increase in the interest rate would have resulted in a $75,000 increase in interest paid during this period.

As more fully described in Note 4 to our condensed consolidated financial statements, we must account for the embedded derivatives and warrant related to our Series B-1 Preferred Stock. Other than these embedded derivatives, we do not hold any derivative financial instruments. See Note 12 to the Condensed Consolidated Financial Statements — Subsequent Events which describe the termination of the Series B-1 Preferred Stock and the repayment of all borrowings under the credit agreement in July, 2007.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below. We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in the Form 10-K. Such remediation activities include the following:

•	We have hired and continue to seek more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•	We have established more rigorous review procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•	We are continuing to formalize a contract review process to establish and document the revenue recognition events and methodology at the time the contract is signed which will be reviewed and signed off by both the finance personnel and the project managers so that there is a clear understanding of what events will trigger revenue recognition and establish the amounts to be recognized for each event.

•	We are initiating programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the company.

In addition to the foregoing remediation efforts, we will retain a consulting firm to assist with the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 10, 2003, CollegeNet, Inc. filed suit in Federal District Court in Oregon, alleging that the Company infringed a patent owned by CollegeNet, U.S. Patent No. 6,460,042 (“the ‘042 Patent”), related to the processing of the on-line applications. CollegeNet never served the Company and no discovery was ever conducted. However, apparently based on adverse rulings in the related lawsuits concerning the same ‘042 Patent (the “Related Litigation”), CollegeNet dismissed the 2003 case against the Company without prejudice on January 9, 2004.

On August 2, 2005, the Court of Appeals for the Federal Circuit issued an opinion favorable to CollegeNet in its appeal from the adverse rulings in the Related Litigation.

The next day, on August 3, 2005, CollegeNet again filed suit against the Company alleging infringement of the same ’042 Patent that was the subject of the earlier action. On November 21, 2005, CollegeNet filed an amended complaint, which added a second patent, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), to the lawsuit. The Company was served with the amended complaint on November 22, 2005, and filed its answer and counterclaims on January 13, 2006, which was later amended on February 24, 2006. On March 20, 2006 CollegeNet filed its Reply to the Company’s counterclaims. CollegeNet seeks injunctive relief and unspecified monetary damages.

The Company filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNet’s ‘042 Patent on September 1, 2005. The Company filed another request with the PTO for ex parte reexamination of CollegeNet’s ‘045 Patent on December 12, 2005. Although CollegeNet has not pursued any claims against the Company on a related U.S. Patent No. 6,345, 278 (“the ‘278 Patent”), the Company filed another request with the PTO for ex parte reexamination claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on November 8, 2006. The PTO granted the Company’s requests and ordered reexamination of all claims of the CollegeNet ‘042 patent on October 31, 2005, ordered reexamination of all claims of the ‘045 Patent on January 27, 2006, and ordered reexamination of claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on February 2, 2007.

On March 29, 2006, the court granted the Company’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of the CollegeNet ‘042 and ‘045 patents. On November 9, 2006 the PTO issued a Non-Final Office Action rejecting all 44 claims of the ‘042 patent.

The PTO has not yet taken any substantive action on the reexaminations of the ‘045 and ‘278 patents, other than instituting the proceedings.

On July 20, 2007 the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” in the reexamination of the ‘042 patent. A reexamination certificate is expected to be issued for the ‘042 patent within the next several months. Based on the PTO’s July 20th notice, the certificate is expected to confirm the validity of claims 1-31 as originally issued, allow new claims 45-53 and allow the other claim with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNet v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid. However, as of July 27, 2007, a final judgment has not been entered in the CollegeNet v. XAP Corporation lawsuit.

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

(a) We held our Annual Meeting of Stockholders on June 14, 2007.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to the Board Nominating Committee’s nominees listed in the Proxy Statement, and all such nominees were elected.

Directors elected to the 2010 Class were Richard Sarnoff and Clyde E. Williams, Jr.*

Election of Directors:

	For	Withheld

Richard Sarnoff	22,664,631	3,771,105
Clyde E. Williams, Jr.	24,284,211	2,151,525

Other directors whose terms continue after the meeting were Richard Sarnoff, John S. Katzman, Robert E. Evanson, Richard Katzman, David Lowenstein and Richard F. O’ Donnell.

*Mr. Howard Tullman, who served as a director of the Company since 2000 and as Chairman of the Board since November of last year, resigned from the Board to pursue other opportunities, and therefore did not stand for re-election at this meeting. Following Mr. Tullman’s resignation from the Board, the Board’s nominating committee nominated Mr. Clyde E. Williams, Jr. to fill the vacancy on the Board created by Mr. Tullman’s departure. The Board then unanimously elected Mr. Williams to fill such vacancy on June 8. Therefore, Mr. Williams was nominated by the Board to stand for election in place of Mr. Tullman.

Item 5.	Other Information

Effective August 9, 2007, Richard O’Donnell resigned as a member of the Company’s Board of Directors.

On August 8, 2007, Stephen Melvin, the Company’s Chief Financial Officer, notified the Company of his intent to resign as Chief Financial Officer prior to the end of 2007.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Michael Perik Employment Agreement
10.2	Mark Chernis Employment Agreement, Amendment
10.3	Michael Perik Option Agreement
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN MELVIN
Stephen Melvin
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

August 9, 2007