Form 10-Q
period 2007-09-30
PRINCETON REVIEW INC
filed 2007-11-09
CIK 1113668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
Commission file number 000-32469
THE PRINCETON REVIEW, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3727603 (I.R.S. Employer Identification No.)

2315 Broadway New York, New York (Address of principal executive offices)	10024 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The Company had 28,140,468 shares of $0.01 par value common stock outstanding at November 5, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$44,230	$10,822
Accounts receivable, net of allowance of $5,188 in 2007 and $2,848 in 2006	11,692	31,531
Accounts receivable-related parties	95	124
Other receivables	3,359	1,999
Inventory	2,701	2,950
Prepaid expenses	1,199	1,653
Other current assets	1,189	2,612
Other current assets related to discontinued operations	—	181

Total current assets	64,465	51,872
Furniture, fixtures, equipment and software development, net	20,523	18,340
Goodwill	31,006	31,006
Investment in affiliates	1,639	1,639
Other intangibles, net	9,506	11,527
Other assets	1,384	1,744
Other assets related to discontinued operations	—	1,980

Total assets	$128,523	$118,108

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$3,000
Accounts payable	3,916	15,220
Accrued expenses	13,763	11,277
Current maturities of long-term debt	1,227	1,369
Deferred income	16,059	20,672
Liabilities related to discontinued operations	—	2,541

Total current liabilities	34,965	54,079
Deferred rent	2,508	2,558
Long-term debt	1,347	14,127
Fair value of derivatives and warrant	—	181

Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2007, 6,000 shares issued and outstanding at December 31, 2006	—	6,000
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding at September 30, 2007 none issued and outstanding at December 31, 2006	56,785	—

Preferred stock, $0.01 par value; 4,930,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,092,100 and 27,601,268 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	280	276
Additional paid-in capital	119,317	117,082
Accumulated deficit	(86,431)	(75,871)
Accumulated other comprehensive loss	(248)	(324)

Total stockholders’ equity	32,918	41,163

Total liabilities and stockholders’ equity	$128,523	$118,108

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Test Preparation Services	$26,471	$26,708	$81,090	$75,141
K-12 Services	7,167	7,588	29,102	26,001

Total revenue	33,638	34,296	110,192	101,142

Cost of revenue
Test Preparation Services	10,436	9,478	30,568	25,673
K-12 Services	3,627	5,838	16,069	16,402

Total cost of revenue	14,063	15,316	46,637	42,075

Gross Profit	19,575	18,980	63,555	59,067
Operating expenses	25,336	21,523	69,700	63,942

Income (loss) from operations	(5,761)	(2,543)	(6,145)	(4,875)
Interest income (expense)	165	(168)	(677)	(390)
Other income (expense)	(3,788)	18	(7,551)	(77)
Equity in the income (loss) of affiliates	—	—	—	(50)

Income (loss) before income taxes	(9,384)	(2,693)	(14,373)	(5,392)
(Provision) benefit for income taxes	800	—	1,278	—

Net income (loss) from continuing operations	(8,584)	(2,693)	(13,095)	(5,392)
Discontinued operations
Income (loss) from discontinued operations	(1,267)	302	(314)	(3)
Gain from disposal of discontinued operations	—	—	4,539	—
(Provision) benefit for income taxes	(1,117)	—	(1,690)	—

Income (loss) from discontinued operations	(2,384)	302	2,535	(3)

Net income (loss)	(10,968)	(2,391)	(10,560)	(5,395)
Dividends and accretion on Series C and B-1 Preferred Stock	(883)	(106)	(1,090)	(411)

Income (loss) attributed to common stockholders	$(11,851)	$(2,497)	$(11,650)	$(5,806)

Earnings (loss) per share
Basic and Diluted
Income (loss) from continuing operations	$(0.34)	$(0.10)	$(0.51)	$(0.21)
Income (loss) from discontinued operations	$(0.08)	$0.01	$0.09	$(0.00)

Income (loss) attributed to common shareholders	$(0.42)	$(0.09)	$(0.42)	$(0.21)

Weighted average shares used in computing income (loss) per share	28,031	27,575	27,823	27,574

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net income (loss) from continuing operations	$(13,095)	$(5,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,169	1,669
Amortization	4,013	4,592
Bad debt expense	1,648	878
Write-off of deferred financing costs	24	—
Write-off of inventory	—	280
Change in fair value of derivatives	7,615	(299)
Deferred rent	(51)	231
Stock based compensation	2,740	669
Other, net	184	433
Net change in operating assets and liabilities:
Accounts receivable	16,860	2,331
Inventory	249	(343)
Prepaid expenses	455	273
Other assets	1,280	(529)
Accounts payable and accrued expenses	(8,815)	(6,556)
Deferred income	(4,613)	4,738

Net cash provided by (used for) operating activities	10,663	2,975

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(6,365)	(5,158)
Additions to capitalized K-12 content, capitalized course costs	(42)	(1,249)
Payment of related party loan	293	345
Payment of note receivable	86	266
Payment of loan receivable	—	250

Net cash provided by (used for) investing activities	(6,028)	(5,546)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	(6,000)	(4,377)
Termination of fair value of derivatives and warrants	(7,796)	—
Proceeds from the sale of Series C Preferred Stock, net of issuance cost	55,929	—
Proceeds from revolving credit facility	—	10,000
Payments of borrowings under revolving credit facility	(15,000)	—
Payment of credit facility deferred financing costs	—	(168)
Capital lease payments	(520)	(607)
Dividends on Series B-1 Preferred Stock	(233)	(411)
Notes payable related to acquisitions	(410)	(560)
Proceeds from exercise of options	586	11

Net cash provided by (used for) financing activities	26,556	3,888

Total cash flows used in continuing operations	31,191	1,317

Cash Flows from Discontinued Operations
Income from discontinued operations	(314)	(3)
Gain on disposal of discontinued operations	(4,539)	—
Other adjustments to reconcile net income to net cash provided by operating activities	(1,910)	(1,040)

Net cash provided by (used for) operating activities	(6,763)	(1,043)

Cash received from disposal of discontinued operations	7,000	—
Other cash provided by investing activities	1,980	92

Net cash provided by (used for) investing activities	8,980	92

Net cash provided by (used for) discontinued operations	2,217	(951)

Increase (decrease) in cash and cash equivalents	33,408	366
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$44,230	$8,368

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
      The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures reflect all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the interim financial statements and are adequate to make the information not misleading. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Products and Services
     The following table summarizes the Company’s revenue and cost of revenue for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in thousands)

Revenue
Services	$29,157	$30,127	$97,233	$85,685
Products	2,325	2,272	5,907	9,361
Other	2,156	1,897	7,052	6,096

Total revenue	$33,638	$34,296	$110,192	$101,142

Cost of Revenue
Services	$13,372	$13,920	$44,576	$37,362
Products	691	1,368	1,726	4,365
Other	—	28	335	348

Total cost of revenue	$14,063	$15,316	$46,637	$42,075

     Services revenue includes course fees, professional development, subscription fees, content development, assessment center platform fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests, sales of course material to independently owned franchises and fees from a publisher for manuscripts delivered. Other revenue includes royalties from independently owned franchises and royalties and marketing fees received from publishers.
Seasonality in Results of Operations
     We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as Supplement Education Services (“SES”) revenue grows, we expect this revenue will be concentrated in the fourth and first quarters, or to more closely correspond to the after school programs’ greatest activity during the school year. Our K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the fourth quarter and the first quarter of the following year.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on our consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s policy is to charge any interest and penalties associated with past due income tax assessments to interest expense in the statement of operations. The Company does not have any significant uncertain contingent tax liabilities as September 30, 2007 and as a result, the adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements. In addition, there was no adjustment to accumulated deficit relating to the cumulative effect of the adoption of FIN 48 as of January 1, 2007.
     The Company is subject to income taxes in the United States and in certain foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to the Company’s historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2003 to 2006 remain open to examination by the major tax jurisdictions to which the Company is subject. At January 1, 2007, the Company does not anticipate that its total unrecognized tax benefits, if any, will significantly change due to any settlement of examination or expiration of statute of limitation within the next twelve months.
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
Use of Estimates
     The preparation of the financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, amortization lives assigned to intangible assets, and fair values of assets and liabilities. Actual results could differ from those estimated.
Reclassifications
     In connection with the transaction more fully described in Note 2 below, financial results associated with the admissions publications and college counseling services previously reported in the Admission Services division have been recasted for all periods presented into Test Preparation Services and K-12 Services, respectively.
     Certain prior year balances have been reclassified to conform to the current quarter’s presentation including reclassification of activity related to discontinued operations.
2. Disposal of Assets
     Admissions Tech Business
     On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division for purchase price of $7.0 million. The Company sold to Embark Corp. the assets related to providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”). Additionally, the Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded a gain on the sale of these assets in the amount of $4.5 million.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
     The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(in thousands)

Revenues	$—	$1,616	$2,406	$3,905
Cost of revenues	—	4	392	879

Gross margin	—	1,612	2,014	3,026
Operating expenses (a)	1,267	1,310	2,328	3,029

Income (loss) from discontinued operations	$(1,267)	$302	$(314)	$(3)

(a)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $325,000, for the three months ended September 30, 2006, and $69,800, $1,055,000 for the nine months ended September 30, 2007 and 2006, respectively.
     Embark Corp did not purchase the accounts receivable balances that existed at the closing date. At September 30, 2007, the Company has approximately $1.7 million of accounts receivable and a related allowance for doubtful accounts of approximately $1.7 million related to the Admission Services business. The accounts receivable and allowance for doubtful account balance is included in accounts receivable on the accompanying consolidated balance sheet. The $1.3 million of operating expense incurred during the third quarter of 2007 primarily relates to an increase in the allowance for doubtful accounts for balances which were determined to be uncollectible.
     The net assets of the discontinued operations were as follows as of December 31, 2006:

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

     all amounts received by the Licensee generated from the sale of any other goods or services to any post-secondary educational institution.

3. Stock-Based Compensation

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123”), using the modified prospective transition application method. SFAS 123R requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense is recognized on a straight-line method over the requisite service period. The fair value of stock options are estimated using the Black-scholes option pricing formula which uses the following assumptions in its fair value calculation at the date of grant for the three and nine months ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Risk free interest rates	4.30%	5.00%	4.30% to 5.00%	5.00%
Expected forfeiture rate	15%	15%	15%	15%
Expected life	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	45.91%	39.62%	29.3% to 45.91%	39.62% to 44.92%

     Information concerning all stock option activity for the nine months ended September 30, 2007 is summarized as follows:

			Weighted
	Shares of	Weighted	Average
	Common	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Attributable to	Price of	Term (in	Value (in
	Options	Options	years)	thousands)
Outstanding at December 31, 2006	3,155,527	$6.97
Granted at market	3,510,000	$5.55
Options forfeited	(425,057)	$7.25
Options exercised	(140,634)	$4.04

Outstanding at September 30, 2007	6,099,836	$6.21	7.46	$12,409

Vested and expected to vest at September 30, 2007	5,064,076	$6.33	6.99	$9,716

Exercisable at September 30, 2007	2,425,039	$7.13	3.99	$2,841

     As of September 30, 2007, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $4.3 million, including estimated forfeitures which will be recognized over the weighted-average remaining requisite service period of approximately 3.74 years.

     Of the 3,510,000 options granted during the nine months ended September 30, 2007, 2,450,000 were granted outside of the 2000 Stock Incentive Plan.

     During 2007, the Board of Directors approved the granting of 280,940 shares of Restricted Stock under the Company’s 2000 Stock Incentive Plan to the senior management of the Company and the outside members of the Board of Directors, having a grant-date fair value of $1.4 million. These Restricted Stock awards generally vest quarterly over a two year period. As of September 30, 2007, 238,846 shares of Restricted Stock were outstanding with unrecognized compensation cost of $890,000 to be recognized over a period of 1.25 years.

     The Board of Directors also approved the granting of 257,519 shares of Restricted Stock, which vested immediately, as payment of bonuses to employees, in lieu of payment in cash resulting in a compensation cost of $1.6 million. Additionally, the Company registered an additional 1,550,468 shares for issuance under the 2000 Stock Incentive Plan.

     Total stock-based compensation expense recorded for the three months ended September 30, 2007 and 2006 was $736,000 and $360,000, respectively. Total stock-based compensation expense recorded for the nine months ended September 30, 2007 and 2006 was $2.7 million and $660,000, respectively. Stock-based compensation is recorded as operating expense within the accompanying consolidated statements of operations.

4. Line of Credit
Credit Agreement

     On July 24, 2007, the Company paid down $15 million of debt outstanding including all accumulated interest and other charges and terminated the credit facility.

     Prior to that date, the Company entered into a Credit Agreement (the “Credit Agreement”), among the Company, Princeton Review Operations, L.L.C., a wholly owned subsidiary of the Company (“Operations”), Golub Capital CP Funding, LLC and such other lenders who become signatory from time to time, and Golub Capital Incorporated (“Golub”), as Administrative Agent.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
5. Preferred Stock

     Series C Preferred Stock

     On July 23, 2007, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., and its affiliates, Prides Capital Fund I, L.P. (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60,000,000 of the Company’s Series C Convertible Preferred Stock (60,000 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. The Series C Preferred Stock contains a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock the dividend shall no longer accrue unless declared by the Board of Directors of the Company (the “Board”). Additionally, on or at any time after the eighth anniversary of the Issue Date, if requested by the holders of at least 10% of the then outstanding Series C Preferred Stock, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all of such holders’ Series C Preferred Stock, for cash, at a redemption price equal to the Original Purchase Price plus accrued and unpaid dividends. The Company also has the right to redeem the then outstanding Series C Preferred Stock following the eighth anniversary of the issue date, for cash, at a redemption price equal to the Original Purchase Price plus accrued and unpaid dividends.

     The Purchase Agreement allows the holders of the Series C Preferred Stock to elect two directors to the Board who were elected on July 23, 2007.
     In addition, the Company entered into an Investor Rights Agreement dated July 23, 2007, by and among the Company and the Purchasers, pursuant to which the Company granted the Purchasers and the Company’s Chief Executive Officer demand registration rights for the registration of the resale of the shares of common stock issued or issuable upon conversion of Series C Preferred Stock. Any demand for registration must be made for at least 20% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Investor Rights Agreement also grants the Purchasers preemptive rights with respect to certain issuances which may be undertaken by the Company in the future.
     Series B-1 Preferred Stock
     On July 23, 2007, Prides and the Company agreed to terminate the Agreement (the “Fletcher Agreement”), dated May 28, 2004, by and among the Company and Prides, as the assignee of Fletcher International, Ltd. (“Fletcher”) pertaining to the Company’s outstanding Series B-1 Preferred Stock, and all related rights, effective as of the closing date of the Purchase Agreement. Prides had acquired the Series B-1 Preferred Stock and the rights under the Fletcher Agreement from an unaffiliated third party on June 8, 2007. The Fletcher Agreement was terminated and the Series B-1 Preferred Stock and all its related rights were cancelled and retired when the Series B-1 Preferred Stock was exchanged as partial consideration for the purchase by Prides of the Series C Preferred Stock noted above.
     Prior to that date, the Company sold 10,000 shares of its Series B-1 Preferred Stock to Fletcher International, Ltd. (“Fletcher”) for proceeds of $10,000,000. In May 2006, 4,000 shares of Series B-1 Preferred Stock were redeemed in cash, leaving 6,000 shares outstanding. These shares were convertible into common stock at any time (the “Holder Conversion Option”). Prior to conversion, each share accrued dividends at an annual rate of the greater of 5% and the 90-day LIBOR plus 1.5%, subject to adjustment. Dividends were payable, whether or not declared by the Board of Directors out of funds legally available therefore, in cash or registered shares of common stock, at the Company’s option. At the time of issuance of the Series B-1 Preferred Stock, each share of Series B-1 Preferred Stock was convertible into a number of shares of common stock equal to: (1) the stated value of one share of Series B-1 Preferred Stock plus accrued and unpaid dividends, divided by (2) the conversion price of $11.00, subject to adjustment. In accordance with the terms of the agreement with the holder, the conversion price was decreased to $6.9327 per share, because effectiveness of the registration statement relating to the Series B-1 Preferred Stock shares was delayed and, once it was declared effective, the Company thereafter failed to maintain its effectiveness. The conversion price was subject to further reduction upon certain events such as the issuance of common stock at a price below the conversion price or if the Company fails to keep the registration statement current.
     In addition, the Company granted the holder certain rights entitling the holder to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000 (the “Warrant”). These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. The agreement with the holder provides that any shares of additional preferred stock will have the same conversion ratio as the Series B-1 Preferred Stock, except that the conversion price will be the greater of (1) $11.00, or (2) 120% of the prevailing price of common stock at the time of exercise of the rights (based on an average daily trading price formula), subject to adjustment upon the occurrence of certain events. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, and the Company’s failure to maintain its effectiveness as required by the agreement with the holder, the conversion price for any such additional series of preferred stock was reduced to the greater of (1) $6.9327 or (2) 75.63% of the prevailing price of common stock at the time of exercise of the rights. These rights may be exercised by the holder on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances, including extension by one day for each day the registration requirements are not met. The Agreement with the holder also provides that shares of additional preferred stock will be redeemable upon terms substantially similar to those of the Series B-1 Preferred Stock.
     Embedded derivatives and warrant
     Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
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
     Similarly, the embedded Make-whole Provision also must be accounted for separately from the Series B-1 Preferred Stock. The Make-whole Provision specifies if certain events (such as a business combination) that constitute a change of control occur; the Company may be required to settle the Series B-1 Preferred Stock at 160% of its face amount. Accordingly, the Make-whole Provision meets SFAS 133’s definition of a derivative, and its economic characteristics are not considered clearly and closely related to the economic characteristics of the Series B-1 Preferred Stock.
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
     The Company determined that the fair value of the combined embedded derivatives and Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized as other income (expense) on the income statement. During the nine months ended September 30, 2007, the Company recognized $7.5 million of other expense related to the final adjustment of the fair value for the embedded derivatives and Warrant. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to it redemption value at its earliest possible redemption date (November 28, 2005).
     The embedded derivatives and Warrant were valued at each fiscal quarter-end using a valuation model that combines the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and Warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25% — 40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at September 30, 2006.
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
     Dividends
     For the three and nine months ended September 30, 2007, cash dividends in the amount of $26,000 and $233,000, respectively, were paid to the Series B-1 Preferred stockholder. For the three and nine months ended

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006, cash dividends in the amount of $106,000 and $411,000, respectively, were paid to the Series B-1 Preferred stockholder.
     Additionally, the Company is accreting the accrued unpaid dividends and issuance costs of $4.1 million related to the Series C Preferred Stock over a four year period and is shown on the income statement below net income (loss) and above income (loss) attributed to common stockholders.
6. Income Taxes
     Pursuant to SFAS No. 109, Accounting for Income Taxes (“FAS 109”), the Company has recorded an income tax benefit related to continuing operations for the nine months ended September 30, 2007 in the amount of $1.7 million, which is offset by a foreign tax provision of $412,000. A corresponding provision for income taxes for the nine months ended September 30, 2007 of $1.7 million has been recorded as part of the Company’s Income from Discontinued Operations.
     The Company has recorded an income tax benefit related to continuing operations for the three months ended September 30, 2007 in the amount of $1.1 million, which was offset by a foreign tax provision of $317,000. A corresponding provision of $1.1 million has been recorded as part of the Company’s Income from Discontinued Operations.
     In accordance with FAS 109, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-over period expires. The Company is evaluating its book versus tax differences to determine the amount of the tax liability. The Company does not expect that the result of the analysis will have a material impact on the Company’s financial statements.
     Net operating losses may be subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to the Series C Preferred Stock issuance. The Company is evaluating the effect on the limitations on the future use of its net operating loss carryforwards and whether this issuance will result in an ownership change under Section 382. This analysis does not impact the income tax provision for the three and nine month periods ended September 30, 2007.
7. Segment Information
     The Company’s operations are aggregated into three reportable segments, reduced from four as a result of the sale of substantially all of the former Admissions Services division. The operating segments reported below are the segments of the Company for which separate financial information is available and for which EBITDA is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.
      The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.
      The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. Additionally, each division earns royalties and other fees from sales of its books published by Random House, a related party.
     The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2007
	(in thousands)
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
Revenue	$26,471	$7,167	$—	$33,638

Operating expense (including depreciation and amortization)	13,387	3,291	8,658	25,336

Operating income (loss)	2,648	249	(8,658)	(5,761)
Depreciation and amortization	492	926	534	1,952
Other income (expense)	—	—	(3,788)	(3,788)

Segment EBITDA	3,140	1,175	(11,912)	(7,597)

Total segment assets	$48,828	$21,200	$58,495	$128,523

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$242	$128	$49	$419

	Three Months Ended September 30, 2006
	(in thousands)
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
Revenue	$26,708	$7,588	$—	$34,296

Operating expense (including depreciation and amortization)	11,951	4,664	4,908	21,523

Operating income (loss)	5,279	(2,914)	(4,908)	(2,543)
Depreciation and amortization	605	996	503	2,104
Other income (expense)	—	—	18	18

Segment EBITDA	5,884	(1,918)	(4,387)	(421)

Total segment assets	$52,227	$22,746	$24,637	$99,610

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$474	$1,973	$645	$3,092

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2007
	(in thousands)
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
Revenue	$81,090	$29,102	$—	$110,192

Operating expense (including depreciation and amortization)	38,987	11,478	19,235	69,700

Operating income (loss)	11,536	1,554	(19,235)	(6,145)
Depreciation and amortization	1,592	2,960	1,630	6,182
Other income (expense)	0	—	(7,551)	(7,551)

Segment EBITDA	13,128	4,514	(25,156)	(7,514)

Total segment assets	$48,828	$21,200	$58,495	$128,523

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$552	$355	$624	$1,531

	Nine Months Ended September 30, 2006
	(in thousands)
	Test
	Preparation	K-12
	Services	Services	Corporate	Total
Revenue	$75,141	$26,001	$—	$101,142

Operating expense (including depreciation and amortization)	37,587	13,459	12,896	63,942

Operating income (loss)	11,882	(3,861)	(12,896)	(4,875)
Depreciation and amortization	2,181	2,737	1,343	6,261
Other income (expense)	—	—	(77)	(77)

Segment EBITDA	14,063	(1,124)	(11,630)	1,309

Total segment assets	$52,227	$22,746	$24,637	$99,610

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$1,104	$3,043	$2,076	$6,223

Reconciliation of Segment EBITDA  to net loss from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment EBITDA	$(7,597)	$(421)	$(7,514)	$1,309
Depreciation and amortization	(1,952)	(2,104)	(6,182)	(6,261)
Equity in the income (loss) of affiliates	0	0	0	(50)
Interest income	165	(168)	(677)	(390)

Net loss from continuing operations before income taxes	$(9,384)	$(2,693)	$(14,373)	$(5,392)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
8.	Income (loss) Per Share
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
     A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Income (loss) from continuing operations	$(8,584)	$(2,693)	$(13,095)	$(5,392)
Income (loss) from discontinued operations	(2,384)	302	2,535	(3)
Less preferred dividends and accretion of issuance costs	(883)	(106)	(1,090)	(411)

Net income (loss) attributed to common stockholders	$(11,851)	$(2,497)	$(11,650)	$(5,806)

Weighted average common shares outstanding for the period	28,031	27,575	27,823	27,574

Basic earnings per share:
Income (loss) from continuing operations	$(0.34)	$(0.10)	$(0.51)	$(0.21)
Income (loss) from discontinued operations	(0.08)	0.01	0.09	(0.00)

Net income (loss)	$(0.42)	$(0.09)	$(0.42)	$(0.21)

     The following shares were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net effect of dilutive stock options-based on the treasury stock method	149	161	160	164
Effect of convertible preferred stock-based on the if-converted method	7,730	1,165	2,577	1,354

	7,879	1,326	2,737	1,518

9.	Comprehensive Income (Loss)
     The components of comprehensive (loss) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss) attributable to common stockholders	$(11,851)	$(2,497)	$(11,650)	$(5,806)
Foreign currency translation adjustment	61	5	76	(20)

Total comprehensive income (loss)	$(11,790)	$(2,492)	$(11,574)	$(5,826)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
10. Restructuring
     The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007. The restructuring is due to the relocation of the Company’s finance and some legal operations from New York City to offices located near Boston, Massachusetts and position eliminations resulting from the loss of a K-12 customer. The relocation of finance and legal operations was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its annual report on form 10-K, filed with the SEC for fiscal 2006. Total restructuring costs are anticipated to be $2.4 million including $2.0 million severance pay and termination benefits recognized in the quarter ended September 30, 2007 and an additional charge of $0.4 million anticipated in the fourth quarter ended December 31, 2007. The restructuring activities are expected to be completed by December 31, 2007. The costs are reported as operating expenses in the amounts of $1.2 million, $0.6 million, and $0.2 million to the Corporate, K-12 and Test Prep reportable segments, respectively.
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
11. Legal Matters
     On August 3, 2005, CollegeNet, Inc. filed a lawsuit against the Company in federal district court in Portland, Oregon, alleging infringement of U.S. Patent No. 6,460,042 (“the ‘042 Patent”), which is entitled “Universal Forms Engine.” On November 21, 2005, CollegeNet filed an amended complaint that added a second patent to the lawsuit, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), which is entitled “Automatic Data Transmission in Response to Content of Electronic Forms Satisfying Criteria.” The ‘042 and ‘045 patents relate to the processing of on-line applications. CollegeNet’s complaint seeks injunctive relief and unspecified monetary damages. In its responsive pleadings, the Company has denied infringement and has asserted that ‘042 and ‘045 Patents are invalid.
     On September 1, 2005, prior to answering CollegeNet’s complaint, the Company filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNet’s ‘042 Patent. On December 12, 2005, the Company filed another request with the PTO for ex parte reexamination of CollegeNet’s ‘045 Patent. The PTO granted the Company’s requests and ordered reexamination of all claims of CollegeNet’s ‘042 Patent on October 31, 2005 and ordered reexamination of all claims of the ‘045 Patent on January 27, 2006.
     On March 29, 2006, the court granted the Company’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of CollegeNet’s ‘042 and ‘045 patents.
     CollegeNet owns a third patent that is related to the ‘042 Patent and the ‘045 Patent. The third patent is U.S. Patent No. 6,345,278 (“the ‘278 Patent”) and is entitled “Universal Forms Engine.” Although CollegeNet has not pursued any claims against the Company on the ‘278 Patent, the Company filed another request with the PTO for ex parte reexamination of claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on November 8, 2006. The PTO ordered reexamination of those claims on February 2, 2007.
     In the ex parte reexamination of the ‘042 Patent, the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” on July 20, 2007. The PTO’s July 20th notice indicated an intent to confirm the validity of claims 1-31 of the ‘042 Patent as originally issued, allow new claims 45-53, and allow other claims with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 Patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNet v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid, but a final judgment has not yet been entered in the CollegeNet v. XAP Corporation lawsuit. On August 31, 2007, the Company filed a request with the PTO for inter partes reexamination of all claims of the ‘042 Patent. The PTO must decide whether to order inter partes reexamination of the ‘042 Patent within three months of the date the request was filed.

\

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
     In the other pending ex parte reexaminations, the PTO issued a Non-Final Office Action rejecting all 16 claims of the ‘045 Patent on September 27, 2007. The PTO has not yet taken any substantive action on the reexamination of the ‘278 Patent, other than instituting the reexamination proceedings.
     On October 4, 2007, the court lifted the stay in the lawsuit, and discovery is underway. However, the court has not yet entered a comprehensive scheduling order or set a trial date.
     The Company believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend itself against them.
12. Stockholder’s Equity
     The change in the Company’s issued and outstanding common stock for the nine months ended September 30, 2007 includes the issuances of approximately 350,000 shares of common stock under the Company’s 2000 Stock Incentive Plan and 140,000 shares resulting from the exercise of the Company’s stock options.
     The change in the additional paid-in-capital account for the nine months ended September 30, 2007 include $2.7 million related to stock compensation expense and $585,000 related to the exercise of stock options reduced by $857,000 related to accrued unpaid dividends and accreted issuance costs on the Series C Preferred stock and $233,000 related to paid dividends on the Series B-1 Preferred stock.
13. Subsequent Events
     In October of 2007, the Company acquired its western Massachusetts franchise, Hunter Educational Services, Inc., and its Providence, RI franchise, The Princeton Review of Rhode Island, Inc, in separate transactions. The purchase price for the western Massachusetts franchise was $1.0 million plus an additional earnout payment based on receipts for the next five years of at least $650,000. The purchase price for the Providence, RI franchise was $935,000 plus an additional earnout payment based on receipts for the next five years of not more than $1,065,000. The acquisitions are part of an ongoing effort to consolidate operations by buying back the company’s domestic franchises.

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
Test Preparations Services Division
     The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Since 2004, this division has also been providing Supplemental Educational Services (“SES”) programs to students in public school districts. This division has historically accounted for the majority of our overall revenue and was approximately 75% of our overall revenue in the first three quarters of 2007.
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
Former Admissions Services Division
     Until February 2007, the Company’s former Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with the sale of the Higher Education Technology Services business, financial results associated with this business have been reclassified as discontinued operations. In connection with this transaction, two other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services and Test Preparation Services divisions, respectively. The only remaining business operated by the former Admissions Services division was providing higher education marketing services to post secondary schools. In April 2007, the Company outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc., as more fully described in Note 2 to our condensed consolidated financial statements. Under this new arrangement, the sales and customer support functions related to this business will be performed by Higher

Edge Marketing, Inc. and the Company will be responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge Marketing, Inc. As a result, Higher Edge Marketing, Inc. will contract with post secondary schools directly and will pay us a royalty on the fees it receives from post secondary schools for marketing services. Financial results associated with admissions publications and marketing services, including any royalties from Higher Edge Marketing Services, Inc, previously reported in the Admissions Services division, have been reclassified for all periods presented into Test Preparation Services. College counseling services previously reported in the Admissions Services division have been reclassified for all periods and are presented with K-12 Services.
Results of Operations
     Comparison of Three Months Ended September 30, 2007 and 2006
     Revenue
     For the three months ended September 30, 2007, total revenue decreased by $658,000, or 1.9%, from $34.3 million in 2006 to $33.6 million in 2007.
     Test Preparation Services revenue decreased by $237,000, or 0.9%, to $26.5 million in 2007 from $26.7 million in 2006. This decrease is due primarily to lower institutional revenue of $445,000 and lower residual revenue of $1.4 from admission services, a business that is being phased out, offset by increased tutoring revenue of $1.8 million.
     K-12 Services revenue decreased by $421,000, or 5.6%, to $7.2 million in 2007 from $7.6 million in 2006. Revenue decreased primarily due the non-renewal of a significant assessment account partially offset by some new intervention accounts.
     Cost of Revenue
     For the three months ended September 30, 2007, total cost of revenue decreased by $1.3 million or 8.2%, to $14.0 million in 2007 from $15.3 million in 2006.
     Test Preparation Services cost of revenue increased by $958,000, or 10.1%, to $10.4 million in 2007 from $9.5 million in 2006. Teacher pay increased approximately $1.1 million primarily due to increased teacher hours, pay increases related to a certification and qualification review, as well as an increase in tutoring teacher hours related to the increased tutoring revenue partially offset by decreased course materials expense. Cost of revenue as a percentage of revenue, increased from 35.5% to 39.4% due to increased teacher pay as a result of pay scale increases and an increase in site rent costs.
     K-12 Services cost of revenue decreased by $2.2 million, or 37.9%, from $5.8 million in 2006 to $3.6 million in 2007. Decreased costs related primarily to reductions in headcount due to increased operating efficiencies and due to a non-renewal of a significant assessment and counseling account. Cost of revenue as a percentage of revenue decreased from 76.9% to 50.6% as a result of productivity gains.
      Operating Expenses
     For the three months ended September 30, 2007, operating expenses increased by $3.8 million, or 17.7%, from $21.5 million in 2006 to $25.3 million in 2007:
•	Test Preparation Services operating expenses increased by $1.4 million, or 12.0%, from $12.0 million in 2006 to $13.4 million in 2007. Salaries and related expense increased $1.4 million driven by increased headcount in SES business in anticipation of the fall sales cycle.

•	K-12 Services operating expenses decreased by $1.4 million, or 29.4%, from $4.7 million in 2006 to $3.3 million in 2007. Salaries and related expense decreased $887,000 primarily as a result of headcount reductions, lower commissions and bonuses and increased operational efficiencies. Research and development costs decreased $711,000. Other general administrative cost decreased by $435,000 primarily as a result of lower bad debt expense and travel costs. These decreases were partially offset by $617,000 of restructuring costs related to the loss of a significant account and other operating efficiencies.

•	Corporate operating expenses increased by $3.8 million or 77.6%, from $4.9 million in 2006 to $8.7 million in 2007. Corporate operating expenses included severance costs of $1.2 million as part of the restructuring charge incurred to move the finance operations and general counsel from New York City to Boston. The Company also incurred $400,000 of higher professional fees and $350,000 related to a litigation settlement.
      Other income (expense)
     Other income (expense) includes an expense of $3.8 million resulting from the change in fair value of the embedded derivative liability related to the Series B-1 Preferred Stock. This derivative was terminated July 23, 2007 as part of the Series C preferred stock transaction. (See note 5, in the accompanying financial statements).
      Comparison of Nine Months Ended September 30, 2007 and 2006
      Revenue
     For the nine months ended September 30, 2007, total revenue increased by $9.1 million, or 9.0%, from $101.1 million in 2006 to $110.2 million in 2007.
     Test Preparation Services revenue increased by $5.9 million, or 7.9%, from $75.1 million in 2006 to $81.0 million in 2007. This increase is primarily related to higher SES revenues of $4.2 million, and an increase in tutoring revenues of $4.4 million and an increase in licensing and royalty revenue of $1.4 million. These increases were partially offset by a decrease in retail classroom revenues of $1.9 million and a decrease in residual revenues of $1.7 million in the admission services business, a business that that is being phased out.
     K-12 Services revenue increased by $3.1 million, or 11.9%, from $26.0 million in 2006 to $29.1 million in 2007 primarily related to the increase in assessment revenues due to several new and renewal accounts partially offset by lower intervention revenues and lower counseling revenues resulting primarily from contracts that were not renewed.
      Cost of Revenue
     For the nine months ended September 30, 2007, total cost of revenue increased by $4.6 million, or 10.8%, from $42.1 million in 2006 to $46.6 million in 2007.
     Test Preparation Services cost of revenue increased by $4.9 million, or 19.1%, from $25.7 million in 2006 to $30.6 million in 2007. Teacher pay increased by $1.5 million primarily due to increased teacher hours, pay increases related to a certification and qualification review, as well as increase in tutoring teacher hours related to the increased tutoring revenue. Site rent increased by approximately $799,000 due to an increase in classroom space rentals as well as increased rental fees charged for SES classes by schools. SES courses cost increased by $2.7 million related to the increased volume. Cost of revenue as a percentage of revenue, increased from 34.2% to 37.7% due to increased teacher pay as a result of pay scale increases and increased site rent costs.
     K-12 Services cost of revenue decreased by $333,000, or approximately 2.0%, from $16.4 million in 2006 to $16.1 million in 2007 primarily to reduced headcount driven by productivity gains and headcount reductions due to the non-renewal of a significant customer. Cost of revenue as a percentage of revenue decreased from 63.1% to 55.2% as a result of productivity gains in the assessment cost of revenue.
      Operating Expenses
     For the nine months ended September 30, 2007, operating expenses increased by $5.8 million, or 9.0%, from $63.9 million in 2006 to $69.7 million in 2007:
•	Test Preparation Services operating expenses increased by approximately $1.4 million, or 3.7% from $37.6 million in 2006 to $39.0 million in 2007 primarily due to salaries and related expenses due to increased SES headcount to support increased SES revenue.

•	K-12 Services operating expenses decreased by $2.0 million, or 14.7%, from $13.6 million in 2006 to $11.5 million in 2007. Salaries and related costs decreased by approximately $2.6 million primarily as a result of salaries and related costs related to headcount reductions, lower commissions and increased operational efficiencies partially offset by overhead costs.

•	Corporate operating expenses increased by $6.3 million or 49.2%, from $12.9 million in 2006 to $19.2 million in 2007. The increase is primarily due to severance costs of $1.2 million for the restructuring charge described above, $1.1 million of higher professional service fees as well as $1.6 million of other non-recurring costs related to the restatement of the 2006 financial statements, a litigation settlement and other costs to move the finance department, and duplicate technology costs due to the consolidation of certain data center activities.
      Other income (expense)
     Other income (expense) includes an expense of $7.5 million resulting from the increase in the fair value of the embedded derivative liability related to the Series B-1 Preferred Stock, this derivative was terminated July 23, 2007 as part of the Series C preferred stock transaction. (See note 5, in the accompanying financial statements).
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents on hand and collections from customers. At September 30, 2007, we had $44.2 million of cash and cash equivalents compared to $10.8 million at December 31, 2006. The $33.4 million increase in cash from the December 31, 2006 balance is primarily attributed to approximately $42.1 million net cash provided from the issuance of Series C Preferred Stock. As part of this issuance the Company terminated the Fletcher Agreement pertaining to our Series B-1 Preferred Stock, and all related rights (see Note 5). The Company also paid down the $15.0 million of debt outstanding and terminated our existing credit facility. Additional sources of cash included funds from the sale of the Higher Education Technology Services business in February 2007, which resulted in net proceeds of $5.0 million. Additionally, $10.7 million was provided for by operating activities, $6.4 million used for the purchase of furniture, fixtures, equipment and software development, $520,000 related to capital lease payments and $233,000 in dividends paid on the Series B-1 Preferred Stock.
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
     Cash provided by operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first nine months of 2007, cash provided by operating activities from continuing operations was $10.7 million, compared to cash used in operating activities from continuing operations of $3.0 million during the first nine months of 2006.
     During the first nine months of 2007, investing activities from continuing operations used $6.0 million of cash as compared to $5.5 million used during the comparable period in 2006.
     Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the first nine months of 2007, financing activities from continuing operations provided $26.6 million of cash as compared to approximately $3.9 million in the first nine months of 2006. During the nine months ended September 30, 2007, net proceeds of $42.1 million from the July 2007 issuance of the Series C preferred stock was the primary source of cash. The net proceeds from the Series C preferred stock was used in part to repay the $15.0 million revolving credit facility. During the same nine month period in 2006, we borrowed $10 million under a new credit facility. Of this amount, $4.4 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility was used for working capital purposes. In addition, there were financing expenditures of approximately $753,000 and $1.1 million for the first nine months of 2007 and 2006, respectively, principally related to capital lease payments and dividends paid on our Series B-1 Preferred Stock.
     Our future liquidity needs will depend on, among other factors, the timing and extent of technology development expenditures, new business bookings, the timing and collection of receivables and continuing initiatives designed to improve operating cash flow. We believe that our current cash balances, and anticipated operating cash flow will be sufficient to fund our normal operating requirements for the next 12 months. However, in the event of unanticipated cash needs, we may need to secure additional capital within this timeframe.

Seasonality in Results of Operations
     We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenue grows, we expect this revenue will be concentrated in the fourth and first quarters, or to more closely correspond to the after school programs’ greatest activity during the school year. Our K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the fourth quarter and the first quarter of the following year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our portfolio of marketable securities includes primarily short-term money market funds. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. Our Series B-1 Preferred Stock required the payment of quarterly dividends at the greater of 5% or 1.5% above 90-day LIBOR (5.36% at September 30, 2007). As the Series B-1 Preferred Stock was retired in July 2007, changes in the dividend rate will no longer impact this.
     During July 2007 we also terminated our credit agreement and will not be impacted by future changes in the interest rates related to this agreement.
     As more fully described in Note 5 to our condensed consolidated financial statements, we previously accounted for the embedded derivatives and warrants related to our Series B-1 Preferred Stock. As these obligations have been retired we will not be impacted by future changes in the interest rates related to these securities.
     We do not hold any derivative financial instruments. Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.
Item 4. Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”).
Scope of the Controls Evaluation
     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and PAO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary. A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions
     As described in detail in Item 9A of the company’s 2006 Form 10-K, (“Form 10-K”) the company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management’s assessment identified four material weaknesses in internal control over financial reporting as of that date. These material weaknesses were identified in the areas of financial statement close process, estimating the collectibility of accounts receivable, revenue recognition and the accounting for embedded derivatives contained within the Series B-1 Preferred Stock and the related warrant. In light of these material weaknesses identified by management, which have not been fully remediated as of the end of the period covered by this Quarterly Report, our CEO and PAO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over finance reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described below.
On September 5, 2007, we determined to move our accounting and finance operations from our office in New York City to our offices located near Boston, Massachusetts. In addition, the office of the General Counsel will also be relocated to the Boston area. We expect to complete the relocation during the fourth quarter. The relocation was undertaken in connection with our efforts to improve the financial reporting process and to continue remediation efforts to address the material weaknesses previously reported in the 2006 Form 10-K. In order to address these material weaknesses, a more qualified and experienced financial team was hired late in the third quarter and continuing into the fourth quarter. This new team includes a new Chief Financial Officer, Principal Accounting Officer, Corporate Controller and Assistant Controller, among others. The new finance team is currently assessing the month end closing, reconciliation, and review processes and has implemented some additional remediation actions, including increasing management oversight of the financial statement close process.. Based on our assessment of the financial reporting processes through September 30, 2007, we have concluded that our previous remediation efforts this year will likely not result in the elimination of certain of these material weaknesses by December 31, 2007. The nature and extent of material weaknesses can not be concluded upon until we complete our annual evaluation of our internal controls over the financial reporting process as of December 31, 2007, and it is possible that we will determine that there are additional material weaknesses.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 3, 2005, CollegeNet, Inc. filed a lawsuit against the Company in federal district court in Portland, Oregon, alleging infringement of U.S. Patent No. 6,460,042 (“the ‘042 Patent”), which is entitled “Universal Forms Engine.” On November 21, 2005, CollegeNet filed an amended complaint that added a second patent to the lawsuit, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), which is entitled “Automatic Data Transmission in Response to Content of Electronic Forms Satisfying Criteria.” The ‘042 and ‘045 patents relate to the processing of on-line applications. CollegeNet’s complaint seeks injunctive relief and unspecified monetary damages. In its responsive pleadings, the Company has denied infringement and has asserted that ‘042 and ‘045 Patents are invalid.
     On September 1, 2005, prior to answering CollegeNet’s complaint, the Company filed a request with the United States Patent and Trademark Office (“PTO”) for ex parte reexamination of CollegeNet’s ‘042 Patent. On December 12, 2005, the Company filed another request with the PTO for ex parte reexamination of CollegeNet’s ‘045 Patent. The PTO granted the Company’s requests and ordered reexamination of all claims of CollegeNet’s ‘042 Patent on October 31, 2005 and ordered reexamination of all claims of the ‘045 Patent on January 27, 2006.
     On March 29, 2006, the court granted the Company’s motion to stay all proceedings in the lawsuit pending completion of the PTO’s reexaminations of CollegeNet’s ‘042 and ‘045 patents.
     CollegeNet owns a third patent that is related to the ‘042 Patent and the ‘045 Patent. The third patent is U.S. Patent No. 6,345,278 (“the ‘278 Patent”) and is entitled “Universal Forms Engine.” Although CollegeNet has not

pursued any claims against the Company on the ‘278 Patent, the Company filed another request with the PTO for ex parte reexamination of claims 1-18, 21-29, 31-39, 41 and 42 of the ‘278 Patent on November 8, 2006. The PTO ordered reexamination of those claims on February 2, 2007.
     In the ex parte reexamination of the ‘042 Patent, the PTO issued a “Notice of Intent to Issue Ex Parte Reexamination Certificate” on July 20, 2007. The PTO’s July 20th notice indicated an intent to confirm the validity of claims 1-31 of the ‘042 Patent as originally issued, allow new claims 45-53, and allow other claims with certain amendments. The PTO’s July 20th decision to allow claims 1-31 of the ‘042 Patent as originally issued is in conflict with a jury verdict rendered on October 5, 2006 in the case of CollegeNet v. XAP Corporation (Civil Action No. 03-129-BR), which found that claims 16, 18-22, 28, 32, 33, 36 and 38 of the ‘042 patent are invalid, but a final judgment has not yet been entered in the CollegeNet v. XAP Corporation lawsuit. On August 31, 2007, the Company filed a request with the PTO for inter partes reexamination of all claims of the ‘042 Patent. The PTO must decide whether to order inter partes reexamination of the ‘042 Patent within three months of the date the request was filed.
     In the other pending ex parte reexaminations, the PTO issued a Non-Final Office Action rejecting all 16 claims of the ‘045 Patent on September 27, 2007. The PTO has not yet taken any substantive action on the reexamination of the ‘278 Patent, other than instituting the reexamination proceedings.
     On October 4, 2007, the court lifted the stay in the lawsuit, and discovery is underway. However, the court has not yet entered a comprehensive scheduling order or set a trial date.
     The Princeton Review believes that it has meritorious defenses to CollegeNET’s claims and intends to vigorously defend itself against them.
Item 1A. Risk Factors
     There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit
Number	Description
10.54	Amendment, dated as of September 7, 2007, to Service and License Agreement dated as of April 27 2007 between the Company and Higher Edge Marketing Services, Inc.
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.
By:	/s/ Susan Rao
Executive Vice President, Finance and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
November 9, 2007