Form 10-Q/A
period 2007-03-31
PRINCETON REVIEW INC
filed 2008-03-17
CIK 1113668

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q of The Princeton Review, Inc. (the “Company”) for the first quarter ended March 31, 2007 and 2006, as filed with the Securities and Exchange Commission on May 15, 2007 (the “Quarterly Report”) to correct errors which occurred when the company did not properly account for deferred income taxes relating to goodwill and intangibles that are amortizable for tax purposes but not accounting purposes. This Amendment also includes certain reclassifications in connection with the financial results associated with the SES Services division previously reported in the Test Preparation Services division. The condensed consolidated financial statements have been recasted for all periods presented to show Test Preparation Services and SES separately.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of May 15, 2007, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	As Restated (unaudited)	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$14,519	$10,822
Accounts receivable, net of allowance of $3,602 in 2007 and $2,848 in 2006	31,651	31,020
Other receivables, principally related parties	1,029	2,123
Inventory	2,678	2,950
Prepaid expenses	1,463	1,653
Other current assets	1,106	2,612
Other current assets related to discontinued operations	—	4,258

Total current assets	52,446	55,438
Furniture, fixtures, equipment and software development, net	14,931	18,340
Goodwill	31,006	31,006
Investment in affiliates	1,639	1,639
Other intangibles, net	10,933	11,527
Other assets	5,196	1,744
Other assets related to discontinued operations	—	1,980

Total assets	$116,151	$121,674

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$3,000
Accounts payable	13,539	15,220
Accrued expenses	9,048	11,277
Current maturities of long-term debt	1,231	1,369
Deferred income	20,670	24,238
Liabilities related to discontinued operations	—	2,541

Total current liabilities	44,488	57,645
Deferred rent	2,529	2,557
Long-term debt	16,889	14,127
Deferred Tax Liability	3,873	3,703
Fair value of derivatives and warrant	320	181
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	6,000	6,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,601,268 issued and outstanding at March 31, 2007 and December 31, 2006	276	276
Additional paid-in capital	117,251	117,082
Accumulated deficit	(75,149)	(79,573)
Accumulated other comprehensive loss	(326)	(324)

Total stockholders’ equity	42,052	37,461

Total liabilities and stockholders’ equity	$116,151	$121,674

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	As Restated	As Restated
	(Unaudited)
Revenue
Test Preparation Services	$20,863	$23,135
SES Services	6,225	2,760
K-12 Services	13,082	7,717

Total revenue	40,170	33,612
Cost of revenue
Test Preparation Services	8,368	7,265
SES Services	2,844	919
K-12 Services	6,928	5,195

Total cost of revenue	18,140	13,379

Gross Profit	22,030	20,233

Operating expenses	22,652	22,227
Loss from operations	(622)	(1,994)
Interest income (expense), net	(344)	(30)
Other income (expense), net	(75)	60
Equity in the income (loss) of affiliates	—	(66)

Income (loss) before income taxes	(1,041)	(2,030)
(Provision) benefit for income taxes	8	(116)

Net income (loss) from continuing operations	(1,033)	(2,146)
Discontinued operations
Income (loss) from discontinued operations	1,198	122
Gain from disposal of discontinued operations	4,539	—
(Provision) benefit for income taxes	(178)	(50)

Income (loss) from discontinued operations	5,559	72
Net income (loss)	4,526	(2,074)
Dividends and accretion on Series B-1 Preferred Stock	(103)	(157)

Income (loss) attributed to common stockholders	$4,423	$(2,231)

Earnings (loss) per share
Basic and diluted Income (loss) from continuing operations	$(0.04)	$(0.08)
Income (loss) from discontinued operations	0.20	—

Net income (loss) attributed to common stockholders	$0.16	$(0.08)

Weighted average shares used in computing income (loss) per share
Basic	27,576	27,572

Diluted	27,576	27,572

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended March 31,
	2007	2006
	As Restated	As Restated
	(unaudited)
Cash flows provided by (used for) operating activities:
Income (loss) from continuing operations	$(1,033)	$(2,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	728	414
Amortization	1,464	1,438
Bad debt expense	838	674
Deferred Income Tax Liability	170	166
Deferred rent	(30)	80
Stock based compensation	151	170
Other, net	152	100
Net change in operating assets and liabilities:
Accounts receivable	3,704	(1,566)
Inventory	272	(30)
Prepaid expenses	190	(302)
Other assets	308	(572)
Accounts payable and accrued expenses	(3,907)	(2,705)
Deferred income	(3,568)	3,327

Net cash provided by (used for) operating activities	(561)	(952)

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(506)	(1,366)
Additions to capitalized K-12 content, capitalized course costs	(4)	(1,010)

Net cash provided by (used for) investing activities	(510)	(2,376)

Cash flows provided by (used for) financing activities:
Proceeds from revolving credit facility	3,000	—
Payments of borrowings under revolving credit facility	(3,000)	—
Capital lease payments	(376)	(227)
Dividends on Series B-1 Preferred Stock	(103)	(157)
Proceeds from exercise of options	18	—

Net cash provided by (used for) financing activities	(461)	(384)

Total cash flows used in continuing operations	(1,532)	(3,712)

Cash Flows from Discontinued Operations
Income from discontinued operations	1,020	72
Gain on disposal of discontinued operations	(4,539)	(1,378)
Other adjustments to reconcile net income to net cash provided by operating activities	1,748	(1,329)

Net cash provided by (used for) operating activities	(1,771)	(1,306)

Cash received from disposal of discontinued operations	7,000	—
Other cash provided by investing activities	—	158

Net cash provided by (used for) investing activities	7,000	158

Net cash provided by (used for) discontinued operations	5,229	(1,148)

Increase (decrease) in cash and cash equivalents	3,697	(4,860)
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$14,519	$3,142

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for fiscal years ending after September 15, 2006. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

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

2. Restatement to 2006 and prior financial statements

The Company has restated its 2006 and 2005 consolidated financial statements to correct its accounting for income taxes and more specifically, to record a deferred tax liability for its territorial marketing rights and increase its valuation allowance related to deferred tax assets.

Territorial marketing rights represent an indefinite-lived intangible asset for which the tax basis is zero. When the Company converted from a Subchapter S to C-corporation in 2000, deferred taxes were required to be recognized for temporary differences pursuant to SFAS No. 109; however, it was determined that the Company did not record a deferred tax liability for the territorial marketing rights. The correction amounted to $600,000, which is reflected in the consolidated financial statements as a restatement of the opening retained earnings as of January 1, 2005.

In 2004, as a result of the cumulative historical losses incurred and uncertainty as to when the Company would generate sufficient taxable income, the Company established a full valuation allowance against its deferred tax assets. In determining the required valuation allowance, the Company inappropriately offset the deferred tax liability for goodwill against the deferred tax assets. However, due to uncertainty as to the timing of its reversal, the deferred tax liability should not have been included as a source of future taxable income in ultimately determining the required valuation allowance. The correction increases the valuation allowance by $3.1 million and $2.4 million as of December 31, 2006 and 2005. The cumulative impact for prior years of $1.8 million is reflected as a restatement of the opening retained earnings as of January 1, 2005.

Accordingly, the following changes have been made to the Company’s consolidated balance sheet, statements of operations, stockholders’ equity as of March 31, 2007 and December 31, 2006 and for the quarter and year then ended. Changes to the statements of cash flows have not been separately presented as they have no effect on the cash provided by or used in operations. Disclosures in Note 11 “Income Taxes” have also been restated. Additionally, any other footnotes reflected by the restatement have been noted as such.

(amounts in thousands, except for share)

	As Previously Reported	Restated
Quarter ended March 31, 2007 (Income Statement)
(Provision) benefit for income taxes	$—	$8
Net income (loss) attributable to common shareholders	$4,593	$4,423
Net income (loss) per share	$0.17	$0.16

Balance sheet data March 31, 2007
Deferred income taxes	$—	$3,873
Shareholders equity	$45,925	$42,052

Quarter ended March 31, 2006 (Income Statement)
(Provision) benefit for income taxes	$—	$(116)
Net loss attributable to common shareholders	$(2,065)	$(2,231)
Net loss per share	$(0.08)	$(0.08)

Balance sheet data December 31, 2006
Deferred income taxes	$—	$3,703
Shareholders equity	$41,163	$37,461

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

4. Line of Credit

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

The value of the Make-whole Provision explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year three and beyond. These assumptions were based on management’s estimates of the probability of a change of control event occurring

Since the dividend rate on the Series B-1 Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the Warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the Warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25% - 40% and risk-free rate based on the estimated life of the Warrant.

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

The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. Test Preparation Services Division also includes the revenue associated with Admissions Services, previously reported as a separate division, which earns revenue from subscription, transaction and marketing fees from higher education institutions, counseling services and from selling advertising and sponsorships (see Note 9). The Supplemental Educational Services (SES) division, previously included within our Test Preparation Services division, delivers state aligned research based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. Additionally, each division earns royalties and other fees from sales of its books published by Random House.

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

	Three Months Ended March 31, 2007 (in thousands) (as restated)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$20,863	$6,225	$13,082	$—	$40,170

Operating expense (including depreciation and amortization)	$10,946	1,430	$4,372	$5,904	$22,652

Operating income (loss)	1,551	1,949	1,782	(5,904)	(622)
Depreciation and amortization	524	1	1,112	555	2,192
Other income (expense)	—	—	—	(75)	(75)

Segment EBITDA	$2,075	$1,950	$2,894	$(5,424)	$1,495

Total segment assets	$56,323	$23	$30,600	$29,205	$116,151

Segment goodwill	$31,006	—	$—	$—	$31,006

Expenditures for long lived assets	$146	$14	$63	$287	$510

	Three Months Ended March 31, 2006 (in thousands) (as restated)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$23,135	$2,760	$7,717	$—	$33,612

Operating expense (including depreciation and amortization)	$12,341	1,499	$4,123	$4,264	$22,227

Operating income (loss)	3,615	342	(1,687)	(4,264)	(1,994)
Depreciation and amortization	728	—	814	310	1,852
Other income (expense)	—	—	—	(6)	(6)

Segment EBITDA	$4,343	$342	$(873)	$(3,960)	$(148)

Total segment assets	$54,052	$9	$20,556	$27,842	$102,459

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$505	$9	$1,061	$801	$2,376

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended March 31,
	2007	2006
	As Restated	As Restated
Total income (loss) from reportable segments	$(622)	$(1,994)
Unallocated amounts:
Interest income (expense)	(344)	(30)
Other income (expense)	(75)	60
Equity in loss of affiliate	—	(66)
(Provision) benefit for income taxes	8	(116)

Income (loss) from continuing operations	(1,033)	(2,146)
Discontinued operations	5,559	72

Net income (loss)	$4,526	$(2,074)

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

A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

	Three Months Ended March 31,
	2007	2006
	(In thousands ) (As Restated)
Income (loss) from continuing operations	$(1,033)	$(2,146)
Income (loss) from discontinued operations	5,559	72
Less preferred dividends	(103)	(157)

Net income (loss) attributed to common stockholders	$4,423	$(2,231)

Weighted average common shares outstanding for the period	27,576	27,572

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.04)	$(0.08)
Income (loss) from discontinued operations	0.20	—

Net income (loss) attributed to common stockholders	$0.16	$(0.08)

The following were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net effect of dilutive stock options-based on the treasury stock method	156	161
Effect of convertible preferred stock-based on the if converted method	1,093	1,839

	1,249	2,000

8. Comprehensive Income (Loss)

The components of comprehensive (loss) for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
	( As Restated)
Net income (loss) attributable to common stockholders	$4,423	$(2,231)
Foreign currency translation adjustment	(2)	7

Total comprehensive income (loss)	$4,421	$(2,224)

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

10. Disposal of Assets

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

The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenue	$2,454	$1,498
Cost of revenue	337	483

Gross margin	2,117	1,015
Operating expenses(1)	919	893
Interest expense	—	—
Other income (expense), net	—	—

Income (loss) before income taxes	1,198	122
(Provision) benefit for income taxes	—	—

Income (loss) from discontinued operations	$1,198	$122

(1)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $69,800 and $380,400 for the three months ended March 31, 2007 and 2006, respectively.

The net assets of the discontinued operations were as follows as of December 31, 2006.

December 31, 2006
(In thousands)
Current assets	$4,258

Furniture, fixtures, equipment and software development, net	138
Goodwill	500
Other intangibles, net	1,283
Other assets	59

Non-current assets	1,980

Total assets related to discontinued operations	$6,238

Current liabilities	$2,541

Total liabilities related to discontinued operations	$2,541

11. Subsequent Events

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

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Additionally, this division receives royalties, advances and copy edit fees from Random House for books authored by The Princeton Review. The Test Preparation Services division has historically accounted for the majority of our overall revenue and accounted for approximately 50% of our overall revenue in the first three months of 2007.

The Supplemental Educational Services Division (SES), provides state aligned research based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country.

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

Test Preparation Services revenue decreased by $2.3 million, or 9.8%, from $23.1 million in 2006 to $20.9 million in 2007. This decrease is primarily due to lower revenues generated by our Higher Education Institutional marketing partnership and by lower enrollments in SAT and MCAT courses, partially offset by higher tutoring revenue.

SES services revenues increased $3.4 million, or 126%, from $2.8 million in 2006 to $6.2 million in 2007. This increase is primarily due to higher enrollments in New York and Chicago markets.

K-12 Services revenue increased by $5.4 million, or 70%, from $7.7 million in 2006 to $13.1 million in 2007. This increase is primarily related to an increase in assessment services revenue of $6.4 million, including approximately $3.5 million related to contracts serviced in the latter part of 2006 but whose revenue was deferred until 2007, when the contracts were fully executed.

Cost of Revenue

For the three months ended March 31, 2007, total cost of revenue increased by $4.8 million, or 35.6%, from $13.4 million in 2006 to $18.1 million in 2007.

Test Preparation Services cost of revenue increased by $1.1 million, or 15.2%, from $7.3 million in 2006 to $8.4 million in 2007. This increase is due to greater site rent expense, increases in teacher and tutoring pay as well as higher costs of content expenditures for books and courses. Gross margin declined from 69% to 60% primarily due to the higher site rent costs, lower average class size resulting from decreased enrollments in the SAT and MCAT courses and product mix.

SES services cost of revenue increased by $1.9 million , or 209%, from $0.9 million in 2006 to $2.8 million in 2007. This increase is due to the greater site rent expense and costs to service the greater number of SES courses. Gross margin for the SES division declined from 67% to 54% directly related to the costs to service greater numbers of students in the New York and Chicago markets.

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

•

Test Preparation Services operating expenses decreased by $1.4 million, or 11.3%, from $12.3 million in 2006 to $10.9 million in 2007. This decrease is primarily related to reduction in salary expense in anticipation of the sale of the Higher Education Technology Service business and the outsourcing of the marketing services business

•	SES Services operating expenses decreased by $69,000, or 4.6% from $$1.5million in 2006 to $1.4million in 2007. The reduction is primarily related to lower training costs.

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

Cash provided by (used for) operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first three months of 2007, cash used for operating activities was $561,000, compared to cash used for operating activities of $952,000 during the first three months of 2006.

During the first three months of 2007, investing activities from continuing operations used $510,000 of cash as compared to $2.4 million used during the comparable period in 2006. Cash used in each of the periods relates primarily to additions to internally developed software. These expenditures were reduced in 2007, as compared to 2006, as part of a planned reduction in capital spending.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. There were financing expenditures of approximately $461,000 and $384,000 for the first three months of 2007 and 2006, respectively, principally related to capital lease payments and dividends paid on our Series B-1 Preferred Stock.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
2.16*	Asset Purchase Agreement, dated February 16, 2007, among MRU Holdings, Inc., Embark Corp., and The Princeton Review, Inc., (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 16, 2007).

10.51*	Employment Agreement, dated January 19, 2007, between Stephen Melvin and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on January 16, 2007).

10.52*	Letter Agreement, dated February 1, 2007, among The Princeton Review, Inc., Princeton Review Operations, L.L.C., the lenders party thereto and Golub Capital Incorporated as administrative agent to the lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 1, 2007).

10.53*	Limited Waiver, Consent and Third Amendment to Credit Agreement, dated as of February 16, 2007, among The Princeton Review, Inc., the lenders party thereto and Golub Capital Incorporated as administrative agent to the lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 16, 2007).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with original Quarterly Report on Form 10-Q filed on May 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN RICHARDS
Stephen Richards
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

March 17, 2008