Form 10-Q/A
period 2007-06-30
PRINCETON REVIEW INC
filed 2008-03-17
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q of The Princeton Review, Inc. (the “Company”) for the second quarter ended June 30, 2007 and 2006, as filed with the Securities and Exchange Commission on August 9, 2007 (the “Quarterly Report”) to correct errors which occurred when the company did not properly account for deferred income taxes relating to goodwill and intangibles that are amortizable for tax purposes but not accounting purposes. This Amendment also includes certain reclassifications in connection with the financial results associated with the SES Services division previously reported in the Test Preparation Services division. The condensed financial statements have been recasted for all periods presented to include Test Preparation Services and SES separately.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of August 9, 2007, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	As Restated (unaudited)	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$11,179	$10,822
Accounts receivable, net of allowance of $4,331 in 2007 and $2,848 in 2006	25,040	31,020
Other receivables	2,529	2,123
Inventory	2,409	2,950
Prepaid expenses	1,068	1,653
Other current assets	1,200	2,612
Other current assets related to discontinued operations	—	4,258

Total current assets	43,425	55,438
Furniture, fixtures, equipment and software development, net	14,204	18,340
Goodwill	31,006	31,006
Investment in affiliates	1,639	1,639
Other intangibles, net	10,217	11,527
Other assets	7,661	1,744
Other assets related to discontinued operations	—	1,980

Total assets	$108,152	$121,674

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$15,000	$3,000
Accounts payable	4,457	15,220
Accrued expenses	10,381	11,277
Current maturities of long-term debt	1,127	1,369
Deferred income	19,328	24,238
Liabilities related to discontinued operations	—	2,541

Total current liabilities	50,293	57,645
Deferred rent	2,520	2,557
Long-term debt	1,665	14,127
Deferred Tax Liability	4,044	3,703
Fair value of derivatives and warrant	4,007	181
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6,000	6,000
Stockholders’ equity
Preferred stock, $0.01 par value; 4,990,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,105,005 and 27,601,268 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	281	276
Additional paid-in capital	119,361	117,082
Accumulated deficit	(79,710)	(79,573)
Accumulated other comprehensive loss	(309)	(324)

Total stockholders’ equity	39,623	37,461

Total liabilities and stockholders’ equity	$108,152	$121,674

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	As Restated	As Restated	As Restated	As Restated
	(Unaudited)
Revenue
Test Preparation Services	$25,074	$21,274	$45,937	$44,410
SES Services	2,457	1,266	8,684	4,023
K-12 Services	8,854	10,695	21,935	18,413

Total revenue	36,385	33,235	76,556	66,846

Cost of revenue
Test Preparation Services	8,133	7,102	16,500	14,366
SES Services	787	911	3,632	1,830
K-12 Services	5,514	5,369	12,443	10,564

Total cost of revenue	14,434	13,382	32,575	26,760

Gross Profit	21,951	19,853	43,981	40,086
Operating expenses	21,713	20,191	44,364	42,418

Income (loss) from operations	238	(338)	(383)	(2,332)
Interest income (expense)	(497)	(192)	(841)	(220)
Other income (expense)	(3,687)	(156)	(3,763)	(96)
Equity in the income (loss) of affiliates	—	17	—	(50)

Income (loss) before income taxes	(3,946)	(669)	(4,987)	(2,698)
(Provision) benefit for income taxes	129	(342)	137	(458)

Net income (loss) from continuing operations	(3,817)	(1,011)	(4,850)	(3,156)
Discontinued operations
Net income (loss) from discontinued operations	(246)	(428)	952	(306)
Gain from disposal of discontinued operations	—	—	4,539	—
(Provision) benefit for income taxes	(394)	175	(572)	125

Net income (loss) from discontinued operations	(640)	(253)	4,919	(181)

Net income (loss)	(4,457)	(1,264)	69	(3,337)
Dividends and accretion on Series B-1 Preferred Stock	(104)	(147)	(207)	(305)

Income (loss) attributed to common stockholders	$(4,561)	$(1,411)	$(138)	$(3,642)

Earnings (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.14)	$(0.04)	$(0.17)	$(0.12)
Income (loss) from discontinued operations	(0.02)	(0.01)	0.18	(0.01)

Net income (loss) attributed to common shareholders	$(0.16)	$(0.05)	$(0.01)	$(0.13)

Weighted average shares used in computing income (loss) per share	27,890	27,574	27,837	27,574

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2007	2006
	As Restated	As Restated
	(Unaudited)
Cash flows provided by (used for) operating activities:
Net income (loss) from continuing operations	$(4,850)	$(3,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,464	1,116
Amortization	2,766	3,041
Bad debt expense	1,151	484
Write-off of deferred financing costs	33	—
Write-off of inventory	—	265
Change in fair value of derivatives	3,826	(281)
Deferred Income Tax Liability	341	333
Deferred rent	(38)	146
Stock based compensation	2,005	300
Other, net	(28)	(89)
Net change in operating assets and liabilities:
Accounts receivable	8,500	(2,918)
Inventory	541	(561)
Prepaid expenses	585	333
Other assets	(2,421)	(2,138)
Accounts payable and accrued expenses	(11,656)	(5,147)
Deferred income	(4,910)	5,280

Net cash provided by (used for) operating activities	(2,691)	(2,992)

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(1,074)	(2,022)
Additions to capitalized K-12 content, capitalized course costs	(42)	(1,010)
Payment of related party loan	120	345
Payment of note receivable	86	266
Payment of loan receivable	—	250

Net cash provided by (used for) investing activities	(910)	(2,171)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	—	(4,377)
Proceeds from revolving credit facility	—	10,000
Payment of credit facility deferred financing costs	—	(168)
Capital lease payments	(392)	(403)
Dividends on Series B-1 P referred Stock	(207)	(305)
Notes payable related to acquisitions	(313)	(318)
Proceeds from exercise of options	279	11

Net cash provided by (used for) financing activities	(633)	4,440

Total cash flows used in continuing operations	(4,234)	(723)

Cash Flows from Discontinued Operations
Income from discontinued operations	380	(306)
Gain on disposal of discontinued operations	(4,539)	—
Other adjustments to reconcile net income to net cash provided by operating activities	1,750	(2,056)

Net cash provided by (used for) operating activities	(2,409)	(2,362)

Cash received from disposal of discontinued operations	7,000	—
Other cash provided by investing activities	—	2,410

Net cash provided by (used for) investing activities	7,000	2,410

Net cash provided by (used for) discontinued operations	4,591	48

Increase (decrease) in cash and cash equivalents	357	(675)
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$11,179	$7,327

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

Accordingly, the following changes have been made to the Company’s consolidated balance sheet, statements of operations, as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. Changes to the statements of cashflows has not been separately presented as they have no effect on the cash provided by or used in operating activities. Disclosures in Note 11 “Income Taxes” have also been restated. Additionally, any other footnotes reflected by the restatement have been noted as such.

(amounts in thousands, except for share)

	As Previously Reported	Restated
Six months ended June 30, 2007 (Income Statement)
(Provision) benefit for income taxes	$478	$137
Net income (loss) attributable to common shareholders	$203	$(138)
Net income (loss) per share	$0.01	$(0.01)

Six months ended June 30, 2006 (Income Statement)
(Provision) benefit for income taxes	$—	$(458)
Net loss attributable to common shareholders	$(3,309)	$(3,642)
Net loss per share	$(0.12)	$(0.13)

Balance sheet data June 30, 2007
Deferred income taxes	$—	$4,404
Shareholders equity	$43,667	$39,623

Balance sheet data December 31, 2006
Deferred income taxes	$—	$3,703
Shareholders equity	$41,163	$37,461

Three months ended June 30, 2007 (Income Statement)
(Provision) benefit for income taxes	$300	$129
Net loss attributable to common shareholders	$(4,390)	$(4,561)
Net loss per share	$(0.15)	$(0.16)

Three months ended June 30, 2006 (Income Statement)
(Provision) benefit for income taxes	$—	$(342)
Net loss attributable to common shareholders	$(1,244)	$(1,411)
Net loss per share	$(0.05)	$(0.05)

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

On July 24, 2007, the Company terminated the Series B-1 Preferred Stock, together with the embedded derivatives and warrant. (See Note 13 — Subsequent Events).

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

6. Income Taxes

During the current quarter, pursuant to FAS 109, the Company has recorded an income tax benefit related to continuing operations for the three and six months ended June 30, 2007 in the amount of $129,000 and $137,000. A corresponding provision for income taxes for the three and six months ended June 30, 2007 of $394,000 and $572,000 has been recorded as part of the Company’s Income from Discontinued Operations.

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

The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The Supplemental Educational Services (SES) division, delivers state aligned research based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. Additionally, each division earns royalties and other fees from sales of its books published by Random House.

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

	Three Months Ended June 30, 2007 (As Restated)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$25,074	$2,457	$8,854	$—	$36,385

Operating expense (including depreciation and amortization)	12,083	1,140	3,817	4,673	21,713

Operating income (loss)	4,858	530	(477)	(4,673)	238
Depreciation and amortization	573	1	921	543	2,038
Other income (expense)	—	—	—	(3,688)	(3,688)

Segment EBITDA	5,431	531	444	(7,818)	(1,412)

Total segment assets	$53,411	$23	$29,413	$25,305	$108,152

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$139	$—	$164	$288	$591

	Three Months Ended June 30, 2006 (As Restated)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$21,274	$1,266	$10,695	$—	$33,235

Operating expense (including depreciation and amortization)	11,512	283	4,672	3,724	20,191

Operating income (loss)	2,659	72	655	(3,724)	(338)
Depreciation and amortization	848	2	927	529	2,306
Other income (expense)	—	—	—	(140)	(140)

Segment EBITDA	3,507	74	1,582	(3,335)	1,828

Total segment assets	$57,851	$9	$28,049	$21,611	$107,520

Segment goodwill	$31,506	$0	$—	$—	$31,506

Expenditures for long lived assets	$50	$0	$10	$630	$690

	Six Month Ended June 30, 2007 (As Restated)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$45,937	$8,684	$21,935	$—	$76,556

Operating expense (including depreciation and amortization)	23,029	2,570	8,189	10,577	44,365

Operating income (loss)	6,409	2,479	1,305	(10,577)	(384)
Depreciation and amortization	1,097	2	2,033	1,098	4,230
Other income (expense)	0		—	(3,763)	(3,763)

Segment EBITDA	7,506	2,481	3,338	(13,242)	83

Total segment assets	$53,411	$23	$29,413	$25,305	$108,152

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$300	$14	$227	$575	$1,116

	Six Months Ended June 30, 2006 (As Restated)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$44,410	$4,023	$18,413	$—	$66,846

Operating expense (including depreciation and amortization)	23,853	1,782	8,795	7,988	42,418

Operating income (loss)	6,274	414	(1,032)	(7,988)	(2,332)
Depreciation and amortization	1,576	2	1,741	839	4,158
Other income (expense)	—		—	(146)	(146)

Segment EBITDA	7,850	416	709	(7,295)	1,680

Total segment assets	$57,851	$9	$28,049	$21,611	$107,520

Segment goodwill	$31,506	$—	$—	$—	$31,506

Expenditures for long lived assets	$522	$9	$1,070	$1,431	$3,032

Reconciliation of operating income (loss) to net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	As Restated	As Restated	As Restated	As Restated
Total income (loss) from reportable segments	$238	$(338)	$(383)	$(2,332)
Unallocated amounts:
Interest income (expense)	(497)	(192)	(841)	(220)
Other income (expense)	(3,687)	(156)	(3,763)	(96)
Equity in loss of affiliate	—	17	—	(50)
(Provision) benefit for income taxes	129	(342)	137	(458)

Income (loss) from continuing operations	(3,817)	(1,011)	(4,850)	(3,156)
Discontinued operations	(246)	(428)	5,491	(306)
Provision for income taxes	(394)	175	(572)	125

Net income (loss) from discontinued operations	(640)	(253)	4,919	(181)

Net income (loss)	$(4,457)	$(1,264)	$69	$(3,337)

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

A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
	(As Restated)
Income (loss) from continuing operations	$(3,817)	$(1,011)	$(4,850)	$(3,156)
Income (loss) from discontinued operations	(640)	(253)	4,919	(181)
Less preferred dividends	(104)	(147)	(207)	(305)

Net income (loss) attributed to common stockholders	$(4,561)	$(1,411)	$(138)	$(3,642)

Weighted average common shares outstanding for the period	27,890	27,574	27,837	27,574

Basic earnings per share:
Income (loss) from continuing operations	$(0.14)	$(0.04)	$(0.17)	$(0.12)
Income (loss) from discontinued operations	(0.02)	(0.01)	0.18	(0.01)

Net income (loss) attributed to common shareholders	$(0.16)	$(0.05)	$0.01	$(0.13)

The following shares were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net effect of dilutive stock options-based on the treasury stock method	171	176	160	167
Effect of convertible preferred stock-based on the if-converted method	1,117	1,069	1,116	1,448

	1,288	1,245	1,276	1,615

9. Comprehensive Income (Loss)

The components of comprehensive (loss) for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
	(As Restated)
Net income (loss) attributable to common stockholders	$(4,561)	$(1,411)	$(138)	$(3,642)
Foreign currency translation adjustment	17	(5)	14	(25)

Total comprehensive income (loss)	$(4,544)	$(1,416)	$(124)	$(3,667)

10. Restructuring

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

11. Legal Matters

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

12. Disposal of Assets

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

13. Subsequent Events

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

Test Preparations Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. This division has historically accounted for the majority of our overall revenue and was approximately 60% of our overall revenue in the first half of 2007

Supplemental Educational Services Division

The Supplemental Educational Services (“SES”), provides state aligned research based academic tutoring instruction to students in public school districts.

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

Test Preparation Services revenue increased by $3.8 million, or 17.9%, from $21.3 million in 2006 to $25.1 million in 2007. This increase is due primarily to an increase of $1.9 million in tutoring and licensing and royalty revenue increased by $1.8 million as a result of increased royalty payments from our publisher and from our franchisees.

SES services revenues increased by $1.2 million or 94%, from $1.3 million in 2006 to $2.5 million in 2007. This increase is primarily related to volume increases in student enrollments in our major markets of New York, Chicago and Florida.

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

Test Preparation Services cost of revenue increased by $1.0 million , or 14.5%, from $7.1 million in 2006 to $8.1 million in 2007. Teacher pay increased approximately $886,000 primarily due to volume increases for Tutoring teachers and increased course materials of approximately $193,000. Gross margins improved from 66.6% to 67.6% primarily as a result of the increase in the higher margin tutoring, licensing and royalty revenue.

SES services costs of revenue decreased slightly by $124,000 or 13.6%, from $911,000 in 2006 to $787,000 in 2007. This decrease is primarily due to reduced salary expense.

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

Operating Expenses

For the three months ended June 30, 2007, operating expenses increased by $1.5 million, or 7.5%, from $20.2 million in 2006 to $21.7 million in 2007:

•

Test Preparation Services operating expenses increased by $0.6 million, or 5.0%, from $11.5 million in 2006 to $12.1 million in 2007 primarily due to additional software development and maintenance expenses as a result of new projects and legal fees due to our litigation with the former Tennessee franchise.

•

SES Services operating expenses increased by $857,000, or 303% from $283,000 in 2006 to $1.1 million in 2007 primarily due to increased full time salaries and related costs incurred to staff the business in preparation for continued sustained growth and operations as an independent division.

•

K-12 Services decreased by $855,000, or 18.3%, from $4.7 million in 2006 to $3.8 million in 2007. Salaries and related expense decreased $1.1 million primarily as a result of headcount reductions, lower commissions and bonuses and increased operational efficiencies whereby a larger percentage of salaries are charged to contract costs which flow through cost of revenue. These savings were partially offset by increased software development and maintenance expenses.

•

Corporate increased by $949,000 or 25.5%, from $3.7 million in 2006 to $4.7 million in 2007 primarily due to increased salaries and related expenses of $938,000 and professional fees of $770,000, offset by savings in miscellaneous other general and administrative expenses.

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

Test Preparation Services revenue increased by $1.5 million, or 3.4%, from $44.4 million in 2006 to $45.9 million in 2007. This increase is primarily related to tutoring revenues of $1.9 million and an increase in licensing and royalty revenue of $1.9 million. These increases were partially offset by a decrease in retail classroom revenues of $2.4 million.

SES Services revenues increased by $4.7 million, or 116%, from $4.0 million in 2006 to $8.7million in 2007. This increase is primarily related to volume increases in student enrollments in our major markets of New York, Chicago and Florida.

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

Test Preparation Services cost of revenue increased by $2.1 million, or 14.8%, from $14.4 million in 2006 to $16.5 million in 2007. Teacher pay increased by $1.0 million primarily due to volume increases in tutoring. Site rent increased by approximately $.5 million due to increase in classroom space rentals.

SES Services cost of revenues increased by $1.8 million, or 98%, from $1.8 million in 2006 to $3.6 million in 2007. This increase is primarily attributable to the increase in teacher pay and site rental charges for SES classes by schools.

K-12 Services cost of revenue increased by $1.9 million, or approximately 17.8%, from $10.6 million in 2006 to $12.4 million in 2007. Expenses to service assessment contracts increased by $4.4 million and were partially offset by decreases in intervention cost ($1.7 million) and counseling costs ($600,000). margin labor services.

Operating Expenses

For the six months ended June 30, 2007, operating expenses increased by $1.9 million, or 4.6%, from $42.4 million in 2006 to $44.4 million in 2007:

•

Test Preparation Services operating expenses decreased by $.8 million, or 3.4% from $23.8 million in 2006 to $23.0 million in 2007. Professional services fees increased by $509,000 primarily due to legal expenses related to franchise matters. These increases were offset by decreases associated with the sale and/or downsizing of the Admissions Services businesses during the first half of the 2007.

•

SES Services Operating Expenses increased by $0.8 million or 44% from $1.8 million in 2006 to $2.6 million in 2007. The increase is primarily due to the increase in salary expense and the site expansion for the New York, Chicago and Florida markets.

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

Income Taxes

The estimated effective tax rate used in 2007 and 2006 would have been approximately 40%. During the current quarter, pursuant to FAS 109, the Company has recorded an income tax benefit related to continuing operations for the three and six months ended June 30, 2007 in the amount of $129,000 and $137,000, which is offset by a foreign tax provision of $94,000. For the three months ended March 31, 2007, we recorded an income tax benefit of $178,000. A corresponding provision for income taxes for the three and six months ended June 30, 2007 of $394,000 and $572,000 has been recorded as part of the Company’s Income from Discontinued Operations.

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

Cash provided by (used in) operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first six months of 2007, cash used for operating activities from continuing operations was $2.7 million, compared to cash used in operating activities from continuing operations of $3.0 million during the first three months of 2006.

During the first six months of 2007, investing activities from continuing operations used $910,000 of cash as compared to $2.2 million used during the comparable period in 2006. The decrease is primarily attributable to lower spending for both internally developed software and capitalized K-12 content and capitalized course costs.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During the first six months of 2007, financing activities from continuing operations used $633,000 of cash as compared to additions of approximately $4.4 million in the first six months of 2006. During the 2006 quarter, we borrowed $10 million under a new credit facility. Of this amount, $4.4 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility was used for working capital purposes. In addition, there were financing expenditures of approximately $599,000 and $708,000 for the first six months of 2007 and 2006, respectively, principally related to capital lease payments and dividends paid on our Series B-1 Preferred Stock.

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