Form 10-Q/A
period 2007-09-30
PRINCETON REVIEW INC
filed 2008-03-17
CIK 1113668

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Item 6 of the Quarterly Report on Form 10-Q of The Princeton Review, Inc. (the “Company”) for the third quarter ended September 30, 2007 and 2006, as filed with the Securities and Exchange Commission on November 9, 2007 (the “Quarterly Report”) to correct errors which occurred when the company did not properly account for deferred income taxes relating to goodwill and intangibles that are amortizable for tax purposes but not accounting purposes. This Amendment also includes certain reclassifications in connection with the financial results associated with the SES Services division previously reported in the Test Preparation Services division. The condensed financial statements have been recasted for all periods presented to include Test Preparation Services and SES separately.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of November 9, 2007, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer have been included as exhibits to this amendment.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	As Restated	As Restated
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$44,230	$10,822
Accounts receivable, net of allowance of $5,188 in 2007 and $2,848 in 2006	11,692	31,020
Other receivables	3,454	2,123
Inventory	2,701	2,950
Prepaid expenses	1,199	1,653
Other current assets	1,189	2,612
Other current assets related to discontinued operations	—	4,258

Total current assets	64,465	55,438
Furniture, fixtures, equipment and software development, net	20,523	18,340
Goodwill	31,006	31,006
Investment in affiliates	1,639	1,639
Other intangibles, net	9,506	11,527
Other assets	1,384	1,744
Other assets related to discontinued operations	—	1,980

Total assets	$128,523	$121,674

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$3,000
Accounts payable	3,916	15,220
Accrued expenses	13,763	11,277
Current maturities of long-term debt	1,227	1,369
Deferred income	16,059	24,238
Liabilities related to discontinued operations	—	2,541

Total current liabilities	34,965	57,645
Deferred rent	2,508	2,557
Long-term debt	1,347	14,127
Deferred Tax Liability	4,214	3,703
Fair value of derivatives and warrant	—	181
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at September 30, 2007, 6,000 shares issued and outstanding at December 31, 2006	—	6,000
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding at September 30, 2007 none issued and outstanding at December 31, 2006	56,785	—
Preferred stock, $0.01 par value; 4,930,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,092,100 and 27,601,268 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	280	276
Additional paid-in capital	119,317	117,082
Accumulated deficit	(90,645)	(79,573)
Accumulated other comprehensive loss	(248)	(324)

Total stockholders’ equity	28,704	37,461

Total liabilities and stockholders’ equity	$128,523	$121,674

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	As restated	As restated	As restated	As restated
Revenue
Test Preparation Services	$26,502	$27,026	$72,439	$71,433
SES Services	(31)	(318)	8,651	3,708
K-12 Services	7,167	7,588	29,102	26,001

Total revenue	33,638	34,296	110,192	101,142

Cost of revenue
Test Preparation Services	10,350	9,421	26,852	23,786
SES Services	86	57	3,716	1,887
K-12 Services	3,627	5,838	16,069	16,402

Total cost of revenue	14,063	15,316	46,637	42,075

Gross Profit	19,575	18,980	63,555	59,067
Operating expenses	23,611	21,523	67,975	63,942
Restructuring	1,725	—	1,725	—

Total Operating expenses	25,336	21,523	69,700	63,942

Income (loss) from operations	(5,761)	(2,543)	(6,145)	(4,875)
Interest income (expense)	165	(168)	(677)	(390)
Other income (expense)	(3,788)	18	(7,551)	(77)
Equity in the income (loss) of affiliates	—	—	—	(50)

Income (loss) before income taxes	(9,384)	(2,693)	(14,373)	(5,392)
(Provision) benefit for income taxes	630	(42)	767	(500)

Net income (loss) from continuing operations	(8,754)	(2,735)	(13,606)	(5,892)
Discontinued operations
Income (loss) from discontinued operations	(1,267)	302	(314)	(3)
Gain from disposal of discontinued operations	—	—	4,539	—
(Provision) benefit for income taxes	(1,117)	(124)	(1,689)	1

Income (loss) from discontinued operations	(2,384)	178	2,536	(2)

Net income (loss)	(11,138)	(2,557)	(11,070)	(5,894)
Dividends and accretion on Series C and B-1 Preferred Stock	(883)	(106)	(1,090)	(411)

Income (loss) attributed to common stockholders	$(12,021)	$(2,663)	$(12,160)	$(6,305)

Earnings (loss) per share
Basic and Diluted
Income (loss) from continuing operations	$(0.34)	$(0.11)	$(0.53)	$(0.23)
Income (loss) from discontinued operations	$(0.09)	$0.01	$0.09	$(0.00)

Income (loss) attributed to common shareholders	$(0.43)	$(0.10)	$(0.44)	$(0.23)

Weighted average shares used in computing income (loss) per share	28,031	27,575	27,823	27,574

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
	As Restated	As Restated
Cash flows provided by (used for) operating activities:
Net income (loss) from continuing operations	$(13,606)	$(5,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,169	1,669
Amortization	4,013	4,592
Bad debt expense	1,648	878
Write-off of deferred financing costs	24	—
Write-off of inventory	—	280
Change in fair value of derivatives	7,615	(299)
Deferred Income Tax Liability	511	499
Deferred rent	(51)	231
Stock based compensation	2,740	669
Other, net	184	433
Net change in operating assets and liabilities:
Accounts receivable	20,426	2,331
Inventory	249	(343)
Prepaid expenses	455	273
Other assets	1,280	(529)
Accounts payable and accrued expenses	(8,815)	(6,556)
Deferred income	(8,179)	4,738

Net cash provided by (used for) operating activities	10,663	2,974

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, equipment and software development	(6,365)	(5,158)
Additions to capitalized K-12 content, capitalized course costs	(42)	(1,249)
Payment of related party loan	293	345
Payment of note receivable	86	266
Payment of loan receivable	—	250

Net cash provided by (used for) investing activities	(6,028)	(5,546)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	(6,000)	(4,377)
Termination of fair value of derivatives and warrants	(7,796)	—
Proceeds from the sale of Series C Preferred Stock, net of issuance cost	55,929	—
Proceeds from revolving credit facility	—	10,000
Payments of borrowings under revolving credit facility	(15,000)	—
Payment of credit facility deferred financing costs	—	(168)
Capital lease payments	(520)	(607)
Dividends on Series B-1 Preferred Stock	(233)	(411)
Notes payable related to acquisitions	(410)	(560)
Proceeds from exercise of options	586	11

Net cash provided by (used for) financing activities	26,556	3,888

Total cash flows used in continuing operations	31,191	1,316

Cash Flows from Discontinued Operations
Income from discontinued operations	(2,004)	(2)
Gain on disposal of discontinued operations	(4,539)	—
Other adjustments to reconcile net income to net cash provided by operating activities	(220)	(1,040)

Net cash provided by (used for) operating activities	(6,763)	(1,042)

Cash received from disposal of discontinued operations	7,000	—
Other cash provided by investing activities	1,980	92

Net cash provided by (used for) investing activities	8,980	92

Net cash provided by (used for) discontinued operations	2,217	(950)

Increase (decrease) in cash and cash equivalents	33,408	366
Cash and cash equivalents, beginning of period	10,822	8,002

Cash and cash equivalents, end of period	$44,230	$8,368

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

Accordingly, the following changes have been made to the Company’s consolidated balance sheet, statements of operations, as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. Changes to the statements of cash flows have not been separately presented as they have no effect on cash provided by operations. Disclosures in Note 11 “Income Taxes” have also been restated. Additionally, any other footnotes reflected by the restatement have been noted as such.

(amounts in thousands, except for share)
	As Previously Reported	Restated
Nine months ended September 30, 2007 (Income Statement)
(Provision) benefit for income taxes	$1,278	$767
Net loss attributable to common shareholders	$(11,650)	$(12,160)
Net loss per share	$(0.42)	$(0.44)

Nine months ended September 30, 2006 (Income Statement)
(Provision) benefit for income taxes	$—	$(500)
Net loss attributable to common shareholders	$(5,806)	$(6,305)
Net loss per share	$(0.21)	$(0.23)

Balance sheet data as of September 30, 2007
Deferred income taxes	$—	$4,214
Shareholders equity	$32,918	$28,704

Balance sheet data as of December 31, 2006
Deferred income taxes	$—	$3,703
Shareholders equity	$41,163	$37,461

Three months ended September 30, 2007 (Income Statement)
(Provision) benefit for income taxes	$800	$630
Net loss attributable to common shareholders	$(11,851)	$(12,021)
Net loss per share	$(0.42)	$(0.43)

Three months ended September 30, 2006 (Income Statement)
(Provision) benefit for income taxes	$—	$(42)
Net loss attributable to common shareholders	$(2,497)	$(2,663)
Net loss per share	$(0.09)	$(0.10)

3. Disposal of Assets

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

4. Stock-Based Compensation

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

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Risk free interest rates	4.30%	5.00%	4.30% to 5.00%	5.00%
Expected forfeiture rate	15%	15%	15%	15%
Expected life	5.0 years	5.0 years	5.0 years 29.3% to	5.0 years
Expected volatility	45.91%	39.62%	45.91%	39.62% to 44.92%

Information concerning all stock option activity for the nine months ended September 30, 2007 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	3,155,527	$6.97
Granted at market	3,510,000	$5.55
Options forfeited	(425,057)	$7.25
Options exercised	(140,634)	$4.04

Outstanding at September 30, 2007	6,099,836	$6.21	7.46	$12,409

Vested and expected to vest at September 30, 2007	5,064,076	$6.33	6.99	$9,716

Exercisable at September 30, 2007	2,425,039	$7.13	3.99	$2,841

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

5. Line of Credit

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

6. Preferred Stock

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

Dividends

For the three and nine months ended September 30, 2007, cash dividends in the amount of $26,000 and $233,000, respectively, were paid to the Series B-1 Preferred stockholder. For the three and nine months ended September 30, 2006, cash dividends in the amount of $106,000 and $411,000, respectively, were paid to the Series B-1 Preferred stockholder.

Additionally, the Company is accreting the accrued unpaid dividends and issuance costs of $4.1 million related to the Series C Preferred Stock over a four year period and is shown on the income statement below net income (loss) and above income (loss) attributed to common stockholders.

7. Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes (“FAS 109”), the Company has recorded an income tax benefit related to continuing operations for the nine months ended September 30, 2007 in the amount of $767,000. A corresponding provision for income taxes for the nine months ended September 30, 2007 of $1.7 million has been recorded as part of the Company’s Income from Discontinued Operations.

The Company has recorded an income tax benefit related to continuing operations for the three months ended September 30, 2007 in the amount of $630,000. A corresponding provision of $1.1 million has been recorded as part of the Company’s Income from Discontinued Operations.

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

8. Segment Information

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

	Three Months Ended September 30, 2007 (As Restated)
	(in thousands)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$26,502	(31)	$7,167	$—	$33,638

Operating expense (including depreciation and amortization)	10,891	2,290	2,673	9,482	25,336

Operating income (loss)	5,255	(2,406)	872	(9,482)	(5,761)
Depreciation and amortization	490	2	926	534	1,952
Other income (expense)	—	—	—	(3,788)	(3,788)

Segment EBITDA	5,745	(2,404)	1,798	(12,736)	(7,597)

Total segment assets	$48,746	82	$21,200	$58,495	$128,523

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$1,596	$46	$2,638	$1,026	$5,306

	Three Months Ended September 30, 2006 (As Restated)
	(in thousands)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$27,026	(318)	$7,588	$—	$34,296

Operating expense (including depreciation and amortization)	10,378	1,573	4,664	4,908	21,523

Operating income (loss)	7,227	(1,948)	(2,914)	(4,908)	(2,543)
Depreciation and amortization	604	1	996	503	2,104
Other income (expense)	—	—	—	18	18

Segment EBITDA	7,831	(1,947)	(1,918)	(4,387)	(421)

Total segment assets	$52,218	9	$22,746	$24,637	$99,610

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$719	$—	$2,637	$19	$3,375

	Nine Months Ended September 30, 2007 (As Restated)
	(in thousands)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$72,439	8,651	$29,102	$—	$110,192

Operating expense (including depreciation and amortization)	33,920	4,861	10,862	20,059	69,702

Operating income (loss)	11,664	73	2,177	(20,059)	(6,145)
Depreciation and amortization	1,587	4	2,959	1,632	6,182
Other income (expense)	0	—	—	(7,551)	(7,551)

Segment EBITDA	13,251	77	5,136	(25,978)	(7,514)

Total segment assets	$48,746	$82	$21,200	$58,495	$128,523

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$1,881	$60	$2,865	$1,601	$6,407

	Nine Months Ended September 30, 2006 (As Restated)
	(in thousands)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$71,433	$3,708	$26,001	$—	$101,142

Operating expense (including depreciation and amortization)	34,231	3,355	13,459	12,896	63,941

Operating income (loss)	13,501	(1,534)	(3,946)	(12,896)	(4,875)
Depreciation and amortization	2,180	2	2,737	1,342	6,261
Other income (expense)	—	—	—	(77)	(77)

Segment EBITDA	15,681	(1,532)	(1,209)	(11,631)	1,309

Total segment assets	$52,218	$9	$22,746	$24,637	$99,610

Segment goodwill	$31,006	$—	$—	$—	$31,006

Expenditures for long lived assets	$1,241	$9	$3,707	$1,450	$6,407

Reconciliation of Segment EBITDA to net loss from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	As Restated	As Restated	As Restated	As Restated
Segment EBITDA	$(7,597)	$(421)	$(7,514)	$1,309
Depreciation and amortization	(1,952)	(2,104)	(6,182)	(6,261)
Equity in the income (loss) of affiliates	—	—	—	(50)
Interest income	165	(168)	(677)	(390)

Net loss from continuing operations before income taxes	$(9,384)	$(2,693)	$(14,373)	$(5,392)

9. Income (loss) Per Share

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

A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
	As Restated
Income (loss) from continuing operations	$(8,754)	$(2,735)	$(13,606)	$(5,892)
Income (loss) from discontinued operations	(2,384)	178	2,536	(2)
Less preferred dividends and accretion of issuance costs	(883)	(106)	(1,090)	(411)

Net income (loss) attributed to common stockholders	$(12,021)	$(2,663)	$(12,160)	$(6,305)

Weighted average common shares outstanding for the period	28,031	27,575	27,823	27,574

Basic earnings per share:
Income (loss) from continuing operations	$(0.34)	$(0.11)	$(0.53)	$(0.23)
Income (loss) from discontinued operations	(0.09)	0.01	0.09	(0.00)

Net income (loss) attributed to common stockholders	$(0.43)	$(0.10)	$(0.44)	$(0.23)

The following shares were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net effect of dilutive stock options-based on the treasury stock method	149	161	160	164
Effect of convertible preferred stock-based on the if-converted method	7,730	1,165	2,577	1,354

	7,879	1,326	2,737	1,518

10. Comprehensive Income (Loss)

The components of comprehensive (loss) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
	As Restated
Net income (loss) attributable to common stockholders	$(12,021)	$(2,663)	$(12,160)	$(6,305)
Foreign currency translation adjustment	61	5	76	(20)

Total comprehensive income (loss)	$(11,960)	$(2,658)	$(12,084)	$(6,325)

11. Restructuring

The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007. The restructuring is due to the relocation of the Company’s finance and some legal operations from New York City to offices located near Boston, Massachusetts and position eliminations resulting from the loss of a K-12 customer. The relocation of finance and legal operations was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its annual report on form 10-K, filed with the SEC for fiscal 2006. Total restructuring costs are anticipated to be $2.4 million including $1.7 million severance pay and termination benefits recognized in the quarter ended September 30, 2007 and an additional charge of $0.7 million anticipated in the fourth quarter ended December 31, 2007.

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

12. Legal Matters

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

13. Stockholder’s Equity

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

14. Subsequent Events

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

Test Preparations Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. This division has historically accounted for the majority of our overall revenue and was approximately 66% of our overall revenue in the first three quarters of 2007.

SES Services Division

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

Test Preparation Services revenue decreased by $524,000, or 1.9%, to $26.5 million in 2007 from $27.0 million in 2006. This decrease is due primarily to lower institutional revenue of $445,000 and lower residual revenue of $1.4 from admission services, a business that is being phased out, offset by increased tutoring revenue of $1.8 million.

SES Services revenue were marginalized by $287,000 to a ($31,000) in 2007 from ($318,000) in 2006. The balance consists of credits and refunds processed in the period where no revenue was generated. The decrease is one that we expect due to the seasonal fluctuations we experience based upon when schools are in session.

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

Test Preparation Services cost of revenue increased by $929,000, or 9.9% to $10.3 million in 2007 from $9.4 million in 2006. Teacher pay increased approximately $1.1 million primarily due to increased teacher hours, pay increases related to a certification and qualification review, as well as an increase in tutoring teacher hours related to the increased tutoring revenue partially offset by decreased course materials expense. Cost of revenue as a percentage of revenue, increased from 34.9% to 39.0% due to increased teacher pay as a result of pay scale increases and an increase in site rent costs.

SES Services cost of revenue increased by $29,000, or 51% to $86,000 in 2007 from $57,000 in 2006.

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

Operating Expenses

For the three months ended September 30, 2007, operating expenses increased by $3.8 million, or 17.7%, from $21.5 million in 2006 to $25.3 million in 2007:

•	Test Preparation Services operating expenses increased by $513,000, or 4.9%, from $10.4 million in 2006 to $10.9 million in 2007. The increase is primarily due to salaries and marketing expenses

•

SES Services Operating expenses increased $716,000, or 45.5%, from $1.6 million in 2006 to $2.3 million in 2007. This increase is due to bad debts expense and salaries related to increased headcount in SES business in anticipation of the fall sales cycle.

•

K-12 Services operating expenses decreased by $2.0 million, or 42.7%, from $4.7 million in 2006 to $2.7 million in 2007. Salaries and related expense decreased $887,000 primarily as a result of headcount reductions, lower commissions and bonuses and increased operational efficiencies. Research and development costs decreased $711,000. Other general administrative cost decreased by $435,000 primarily as a result of lower bad debt expense and travel costs.

•

Corporate operating expenses increased by $4.6 million or 93.2%, from $4.9 million in 2006 to $9.5 million in 2007. Corporate operating expenses included severance costs of $1.7 million as part of the restructuring charge incurred to move the finance operations and general counsel from New York City to Boston. The Company also incurred $400,000 of higher professional fees and $350,000 related to a litigation settlement.

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

Test Preparation Services revenue increased by $1.0 million, or 1.4%, from $71.4 million in 2006 to $72.4 million in 2007. This increase is primarily related an increase in tutoring revenues of $4.4 million and an increase in licensing and royalty revenue of $1.4 million. These increases were partially offset by a decrease in retail classroom revenues of $1.9 million and a decrease in residual revenues of $1.7 million in the admission services business, a business that is being phased out.

SES Services revenue increased by $4.9 million, from $3.7 million in 2006 to $8.6 million in 2007 due to the increased numbers of students enrolled in the New York and Chicago markets.

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

Test Preparation Services cost of revenue increased by $3.1 million, or 13.0%, from $23.8 million in 2006 to $26.9 million in 2007. Teacher pay increased by $1.5 million primarily due to increased teacher hours, pay increases related to a certification and qualification review, as well as increase in tutoring teacher hours related to the increased tutoring revenue. Site rent increased by approximately $799,000 due to an increase in classroom space rentals. Cost of revenue as a percentage of revenue, increased from 33.3% to 37.1% due to increased teacher pay as a result of pay scale increases and increased site rent costs.

SES Services cost of revenue increased by $1.8 million from $1.9 million in 2006 to $3.7 million in 2007. This increase is primarily due to increased rental fees charged for SES classes by schools and the increases in number of students enrolled in our classes. SES courses cost increased by $2.7 million related to the increased volume.

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

Operating Expenses

For the nine months ended September 30, 2007, operating expenses increased by $5.8 million, or 9.0%, from $63.9 million in 2006 to $69.7 million in 2007:

•	Test Preparation Services operating expenses decreased by approximately $0.3 million from $34.2 million in 2006 to $33.9 million in 2007.

•

SES Services operating expenses increased by $1.5 million, or 44.8% from $3.4 million in 2006 to $4.9 million in 2007. This increase is primarily due to bad debts expense and salaries and related expenses due to increased SES headcount to support increased SES revenue.

•

K-12 Services operating expenses decreased by $2.6 million, or 19.3%, from $13.5 million in 2006 to $10.9 million in 2007. Salaries and related costs decreased as a result of headcount reductions, lower commissions and increased operational efficiencies partially offset by overhead costs.

•

Corporate operating expenses increased by $7.2 million or 55.5%, from $12.9 million in 2006 to $20.1 million in 2007. The increase is primarily due to severance costs of $1.7 million for the restructuring charge described above, $1.1 million of higher professional service fees as well as $1.6 million of other non-recurring costs related to the restatement of the 2006 financial statements, a litigation settlement and other costs to move the finance department, and duplicate technology costs due to the consolidation of certain data center activities.

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

Cash provided by operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During the first nine months of 2007, cash provided by operating activities from continuing operations was $10.7 million, compared to cash provided by operating activities from continuing operations of $3.0 million during the first nine months of 2006.

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

On September 5, 2007, we determined to move our accounting and finance operations from our office in New York City to our offices located near Boston, Massachusetts. In addition, the office of the General Counsel will also be relocated to the Boston area. We expect to complete the relocation during the fourth quarter. The relocation was undertaken in connection with our efforts to improve the financial reporting process and to continue remediation efforts to address the material weaknesses previously reported in the 2006 Form 10-K. In order to address these material weaknesses, a more qualified and experienced financial team was hired late in the third quarter and continuing into the fourth quarter. This new team includes a new Chief Financial Officer, Principal Accounting Officer, Corporate Controller and Assistant Controller, among others. The new finance team is currently assessing the month end closing, reconciliation, and review processes and has implemented some additional remediation actions, including increasing management oversight of the financial statement close process. Based on our assessment of the financial reporting processes through September 30, 2007, we have concluded that our previous remediation efforts this year will likely not result in the elimination of certain of these material weaknesses by December 31, 2007. The nature and extent of material weaknesses can not be concluded upon until we complete our annual evaluation of our internal controls over the financial reporting process as of December 31, 2007, and it is possible that we will determine that there are additional material weaknesses.

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