Form 10-K
period 2007-12-31
PRINCETON REVIEW INC
filed 2008-03-17
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32469

THE PRINCETON REVIEW, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3727603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2315 Broadway New York, New York	10024

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 874-8282

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐         Smaller reporting company  ☐

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 29, 2007, as reported by the NASDAQ Global Market, was approximately $108 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 32,636,256 shares of $0.01 par value common stock outstanding at March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2008 Meeting of Stockholders to be held on June 25, 2008.

PART I

Item 1.	Business

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. The Company was founded in 1981 by the Chairman of our Board of Directors, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we now believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. In 2007, the Company and its franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to more than 149,000 students in over 1,500 locations throughout the United States and abroad. In 2007, the Company operated through the following three divisions:

•

The Test Preparation Services division, founded in 1981, provides classroom-based, as well as online test preparation courses. Additionally, the division receives monthly royalties from its independent franchisees who provide classroom-based test preparation courses and Supplemental Education Services under the Princeton Review brand.

•

The Supplemental Education Services (“SES”) division, a new business segment whose results have been restated in our financial statements, provides tutoring and No Child Left Behind (“NCLB”) supplemental educational services.

•

The K-12 Services division, founded in 1998, provides a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance, including online and print-based assessment, professional development, and materials to support school-based intervention programs.

In February 2007, we sold most of the components of The Admissions Services division of our business, which provided marketing services to higher education institutions, and post-secondary counseling services and web-based products to secondary schools and school districts. The Admissions Services division also provided web-based admission products to higher education institutions.

The Company authors more than 200 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand. Books are sold primarily through Random House, Inc., from which the Company collects fees for royalties and editing and marketing arrangements.

The Company was incorporated in Delaware in March 2000. The Company’s Internet address is www.PrincetonReview.com. On its Investors web site, located at www.PrincetonReview.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the Investors web site are available free of charge. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our Classroom-Based Course Offerings

Our test preparation courses focus on customer service and quality instruction. Our experienced teachers and tutors generally work with groups of 12 or fewer students in our SAT classes. Our GMAT and GRE classes generally have no more than eight students in each class to maximize individual attention and grouping by similar ability. We have also completely redesigned our LSAT course offerings to offer three options—one longer and more intensive course, one designed to maximize instruction over a shorter time frame, and one intensive weekender course. In 2006, our GRE and MCAT courses were completely updated to reflect significant changes to these tests.

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

Our Online Course Offerings

Our award-winning online courses are fully interactive and are particularly attractive to students who need the flexibility to prepare at any time of the day or night and on short notice. The online courses have been remapped for use by all of our classroom-based and tutoring students as well. Students can take tests, make up classes, or simply do extra work online on their own schedule. Our online tools have enriched all of our products while providing more flexibility by offering all Princeton Review students the ability to choose their best and most convenient way of learning as they progress through our programs.

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

Our Test Preparation Publications and Software

Examples of our books and educational software products include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Human Brain Coloring Book
Cracking the LSAT	Cracking the AP US History	Essential High School Dictionary

Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	Math Workout for the GMAT	Crash Course for the SAT
GrammarSmart	Verbal Workout for the GMAT	Crash Course for the GRE

The Princeton Review: Cracking the SAT, ACT, GMAT, LSAT & GRE 2008 Editions software

Roadmap to the CAHSEE (California)	Roadmap to the Regents (New York)	Roadmap to the Virginia SOL
Roadmap to the FCAT (Florida)	North Carolina Roadmap Series	Know It All Series
Roadmap to the HSPA (New Jersey)	Ohio Roadmap Series	Smart Junior Series
Roadmap to the MCAS (Massachusetts)		Roadmap to TAKS (Texas)

Supplemental Educational Services (SES) Division

We deliver state aligned research based academic tutoring instruction designed to increase the academic achievement of students in schools in need of improvement in school districts throughout the country. Our customized services offer students intensive, live instruction related to Math and English language arts (including reading) within a small group setting. SES providers in a state are approved by the state’s Board of Education. Title 1 Schools in the state may then offer that SES provider’s services to students on free and reduced lunch programs. Districts send an annual notice to eligible parents about all of the providers approved to serve the districts. Parents choose providers for their children and sign an agreement with that provider. Districts and the state’s Board of Education monitor the services and compliance.

We typically provide instruction with teachers hired from the schools and districts we service. Average total instruction time ranges between 30 and 50 hours over several weeks. Classes are supervised by Company staff to ensure maximum attendance, compliance with district rules and regulations, and the execution of a quality program.

We believe that school-based services provide a significant growth opportunity in the coming years. Under NCLB, students from low-income families who receive free and reduced-fee lunch and who are attending Title 1 schools that are in their second year of school improvement (i.e., have not made Adequate Yearly Progress (AYP) under NCLB for three or more years), in corrective action, or in restructuring status are eligible to receive SES under NCLB. Such students are given the option of transferring to another public school (School Choice) or receiving SES, depending on the eligibility of the student and the status of the school. SES are additional academic instruction designed to increase the academic achievement of students in schools in need of improvement. SES must be provided outside of the regular school day. Schools in need of improvement must allocate 20% of total Title 1 funding to SES and School Choice.

NCLB SES is funded through Title 1 funds. Each school district has its own rules and regulations concerning the disbursement of these funds. NCLB SES revenue is generally calculated in a consistent manner across all markets. Providers are paid per student for each hour attended, whether the student attends for one hour or the maximum possible number of hours. Payments are subject to a maximum total amount an SES provider may earn per student, known as the Per Pupil Allotment (“PPA”), which is determined by the state or the school district.

In 2007, we worked with a number of school districts across the country, including: the School Districts of New York City, Chicago, Miami-Dade County, Broward County, St. Lucie County, and Palm Beach County in Florida. We plan to seek out opportunities in secondary markets and to work closely with our test preparation sites across the country to develop SES initiatives in their market areas.

We believe SES is a viable and rewarding business in locations where the eligible student population is high. However, some of the important metrics influencing profitability of the SES business are the following:

•	Per Pupil Allotment (“PPA”), since this affects revenue amounts;

•	Hourly rates charged by the provider;

•	The number of eligible students;

•	Competition, since students can choose the provider and can only be approved for one SES provider;

•	Internal resources and operating costs, since teacher pay rates vary and SES often requires a large administrative staff;

•	Attendance rates, since the PPA is paid based on pupil attendance;

•	Student to teacher ratios.

K-12 Services Division

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

Our K-12 Services division partners with schools to help them meet these challenges and measurably improve academic performance. Recognizing that schools need a broad range of products and services, we offer both customized and off-the-shelf solutions that include formative and benchmarking assessments, comprehensive intervention programs, professional development and materials to support after school programs. Research indicates that the synergy of effective assessments, improvements in teacher quality, and skill-specific, standards-aligned instruction can significantly improve student performance, and our goal is to provide schools with the right tools to achieve this result. In 2007, we worked with the U.S. Department of Education and a number of states and school districts across the country, including Virginia, Baltimore public schools, the School District of Philadelphia, Los Angeles Unified School District, and the School Districts of Palm Beach County and Orange County in Florida.

Our firm belief is that every child can achieve. This belief drives us from product development to implementation to client management and support, as we seek to make every child we reach the best and brightest they can be. Our goal is to become the premier provider of assessment and intervention tools, transferring our established brand recognition to the K-12 marketplace. After several years of servicing the largest school districts in the nation, we are now shifting our marketing focus from the top 25 districts to grow the middle market (while maintaining our current large-scale clients). Where practicable, we are also shifting away from a labor-based business of custom solutions toward a more standardized, scaleable and cost-effective product business. We are building that business around our online platform, Assessment Center, and our two intervention products in reading and math, Prospects and SideStreets.

Assessments to Inform Instruction

We maintain several large-scale clients with customized assessment programs and continue to streamline these accounts. However, we are shifting our offerings towards a more standardized yet flexible assessment solution consisting of pre-designed modules that give schools and districts the ability to gain the insight they need on student learning without the high costs and lengthy timelines of a fully customized program. These modules include national content bundles of several recognized assessments, such as the Iowa Test of Basic Skills (ITBS) and Terra Nova Assessment, as well as our own Interim Assessment Program—a combination of benchmark assessments and skill-specific mini-tests for grades 2-10 in reading and math.

All of these assessments are administered using our Assessment Center (formerly Homeroom.com) platform, either as online tests or as traditional paper and pencil exams. Assessment Center enables educators to quickly assess students’ academic strengths and weaknesses while providing immediate feedback and tailored educational resources for improving performance. Results are provided in a timely, usable and actionable format for teachers, administrators, parents and students.

These tools provide four important benefits for school districts:

1.	Quick Turnaround. Detailed reports are delivered online, soon after test administration.

2.	Useful Reporting. Our reports are designed for maximum utility in guiding teacher instruction and providing meaningful guidance to students and parents through, among other things, alignment with state standards and colorful, intuitive presentation of student results.

3.	Connection to Learning Resources. Teachers, students and parents have access to specific resources based on actual areas of need. These resources include proprietary Princeton Review lessons and direct links to web-based resources.

4.	Ties to Professional Development. The Princeton Review works with teachers and administrators to ensure that they understand the solution and follows up with the instructional leadership of the schools to review profiles of learning outlined by the data.

We license the use of Assessment Center either as a site-based or student-based annual license, with different license fees depending on the levels of functionality and duration of the contracts.

Intervention Programs

Our comprehensive intervention programs in math and reading meet the needs of struggling students in grades one through twelve. SideStreets is our program for grades one through eight; Prospects is our program for high school students. Both programs are uniquely designed to build students’ essential skills, step-by-step, by providing engaging, guided classroom instruction that reaches students at their levels so they can move quickly towards proficiency.

Aligned to state and national standards, both SideStreets and Prospects are suitable for during school, after school, extended day, summer school, and SES programs. Program components include a full set of student and teacher materials that integrate assessment, instruction, and professional development. Prior to and during the program, our certified trainers work with clients to provide professional development to ensure successful implementation.

We have designed our intervention programs so that we can sell them at scale. To achieve this, we plan to link our assessment tools to intervention (as we currently do with the Los Angeles Unified School District’s Periodic Assessments and the Beyond the Bell program), allowing greater leverage to expand current customers into our two intervention programs.

Our Franchised Operations

Historically, our classroom-based test preparation courses and tutoring services have been delivered through Company-operated locations and through our independent franchisees. From time to time, however, we have instituted initiatives to acquire some of our domestic franchisees. Our franchisees provide these test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are comprised of a general royalty ranging from 8%—9.5% of their cash receipts collected under the Princeton Review name. Royalties received from franchisees also include a per student fee for use, by their students, of our online supplemental course tools. Royalties also include a fee of 2% of the cash receipts of our domestic franchisees, for contribution to a marketing fund. Finally, those of our franchisees that purchased the rights to offer SES courses in their territories also pay us an 8% royalty with respect to the cash receipts they earn from those courses. Our franchisees also purchase our course and marketing materials, which they use in conducting and promoting their classes. Royalties collected from our independent franchisees and revenue from their purchases of materials together accounted for approximately 3% of our total 2007 revenue.

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

We have authorized certain of our domestic franchisees to offer SES programs as part of their Princeton Review businesses, for which they pay us royalties in the same manner as for other authorized courses. These franchisees pay a fee to reimburse us for an allocated share of our SES development expenses. Our agreements with domestic franchisees provide for certain royalty payments in connection with live K-12 student instruction in the franchisees’ territories. If we offer these programs in the franchisees’ territories, our agreements give us the option to subcontract a customer agreement to the franchisee and pay the franchisee 85% of the net program receipts or to deliver the program directly and pay the franchisee a royalty of 5% of net program receipts.

As of December 31, 2007, the Company had four franchisees operating in approximately 16 territories under the Princeton Review name in the United States and 23 franchises in 19 countries outside of the United States.

Over the last several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, and in March 2008 we acquired several others, all as more fully described below under “Acquisitions and Dispositions.” These acquisitions are part of an ongoing effort to consolidate our domestic operations.

Our independently-owned international franchises are located in Egypt, Guam, India, Israel, Jordan, Lebanon, Malaysia, Mexico, Pakistan, People’s Republic of China, the Philippines, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, Thailand, Turkey and the United Arab Emirates. We terminated one international franchise in June 2007 for various defaults under its franchise agreement. We are currently evaluating our international expansion strategy for the next several years, which may involve selling additional franchises or other initiatives.

Acquisitions and Dispositions

On February 16, 2007, we sold certain assets of our Admissions Services division (the “Embark Sale”). These assets were sold to Embark Corp. and comprised the business of providing electronic application and prospect management tools to higher education institution customers, primarily on a subscription basis. The purchase price consisted of approximately $7.0 million in cash and an earn-out of up to an additional $1.25 million, based upon certain achievements of the sold business in 2007. Embark Corp. is anticipated to pay us $240,000 in 2008 pursuant to the terms of the earn-out.

From 2001 to 2004 we completed acquisitions of a number of our former domestic franchises in addition to those described above. We intend to continue to pursue strategies to maximize stockholder value, which may continue to include acquisitions that will help us further expand our product offerings or grow geographically or other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. We expect our acquisition focus to be on companies with complementary products or services, including those businesses operated by our remaining domestic franchisees that we can acquire on favorable terms. From time to time, we have made investments in businesses with which we wanted to build strategic relationships, and we may do so in the future. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Sales and Marketing

We believe that the majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. We also utilize an institutional sales force within our K-12 division and engage in some national and local advertising.

In the last several years, we have substantially increased our sales and marketing efforts in order to market and support our newer products and services, such as our web-based marketing, application and admissions management products, our K-12 products, our online and institutional test preparation offerings and our SES programs. Our sales and marketing activities by division are as follows:

Test Preparation Services Division. Nationally, we use mass print media, conferences, direct mail and electronic media to market our products and services to students, parents and educators. Locally, we and our franchisees primarily advertise in local and school newspapers, distribute posters and sponsor school activities. We also conduct extensive free information sessions and practice tests to expose our products to our markets. Virtually everyone in our regional offices is part of the sales force. They and our phone representatives counsel students and parents regarding specific courses. Our Princeton Review one-to-one admissions counseling and tutoring initiative is marketed to high-end customers utilizing a distinctive message and dedicated marketing resources. Our Princeton Review Online products are marketed through electronic media and e-commerce partnerships, as well as through our classroom course marketing efforts. We expect that marketing to educational institutions will continue to constitute a major focus of the marketing activities of the Test Preparation Services division.

SES Division. SES providers are approved by each state’s board of education. We rely on both internal staff and independent contractors to identify opportunities for SES in various states. The SES division applies for approval with individual states to provide services to qualified school districts and students. School districts send an annual notice to the parents of eligible students regarding the providers approved to serve their school districts, and parents directly contract with a specific provider of SES. In addition, providers attend provider fairs, work with select non-profit organizations and attend parent-teacher conferences to raise the awareness of their services.

K-12 Services Division. We are marketing our K-12 services to schools and school districts through a number of channels, including national conferences, direct mail, electronic media and telemarketing. Our K-12 Services division manages our company-wide sales and marketing force of approximately 20 people. Assessment Center is also integrated in the offerings of, and sold by, our business partners such as Plato Learning, Inc. and SchoolNet.

Product Design and Development

We believe that successful product design, development and enhancement have been, and will continue to be, essential to the success of our business. We believe that the strength of our reputation and brand name is directly attributable to the quality of our products and services, and expect to continue to devote significant resources to enhancing our current products and services and offering additional high-quality products and services that are responsive to our customers’ needs.

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

SES Division. We rely on a combination of content and materials developed by our K-12 Services division and our Test Preparation Service division’s teaching professionals (together with professionals from the schools in which we provide services) to deliver remediation and enrichment SES. SideStreets is designed to meet all applicable state and national standards, and is suitable for after school and weekend SES programs. Program components include a full set of student and teacher materials that integrate assessment, instruction, and professional development. The student is required to take a pre-test to determine the specific needs of the student and a post-test to determine the results of the program. The curriculum is pre-approved by the state during the process of approving us as an SES provider.

K-12 Services Division. We rely on a team of teachers, educational experts and developers to research, design, enhance and deliver our K-12 educational products and services, which include live instruction, online and paper-based assessments, professional development and publications. Our programs are designed to provide customized and highly focused resources to improve student performance. Our focus in the K-12 Services division is to continue to expand and refine our offerings to afford schools and school districts a high degree of flexibility in the mix of products they choose to purchase from us, while delivering measurable results. In addition, our product SideStreets and Prospects are innovative off-the-shelf intervention programs that supplement our customized programs.

Significant Customers

No single customer exceeded 10% of our total revenue in any of the last three years. In the K-12 Services division, the top three customers in 2007 and 2006 accounted for 57% and 55% of that division’s revenue respectively.

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

SES Division. According to The Department of Education, there are approximately 1800 companies providing SES services in the United States. Our division’s primary competitors include Rocket Learning, Platform Learning, BELL, Education Station, Newton Learning, Supreme Evaluations and Club Z. It is not uncommon for the district to also provide its own services.

K-12 Services Division. Our K-12 Services division faces competition primarily from the three national textbook companies, Pearson Plc, Houghton Mifflin Harcourt Publishing Company and McGraw-Hill Companies, some of which have acquired online and supplemental providers.

We believe that the principal competitive factors in our markets include the following:

•	brand recognition;

•	ability to demonstrate measurable results;

•	availability of integrated online and offline solutions;

•	overall quality of user experience;

•	alignment of offerings with specific needs of students, parents and educators; and

•	value and availability of products and services.

We believe that we compete favorably with our competitors on the basis of these factors. We believe that our primary competitive advantage is our well-known and highly trusted Princeton Review brand, our extensive experience in test preparation and admissions, our innovative, high-quality educational products and services and our employees. We also believe that our ability to attract students, parents and educators to our www.PrincetonReview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

In addition, competitors and others may claim that we have infringed their intellectual property rights. Defending any such lawsuit, whether with or without merit, could be time-consuming, result in costly litigation or prevent us from offering our products and services, which could harm our business. If a lawsuit against us is successful, we may lose the rights to use our products or be required to modify them, or we may have to pay financial damages. We have been subject to infringement claims in the past and may be subject to legal proceedings and claims from time to time in the ordinary course of business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties.

Government Regulation

To offer franchises in the United States, we must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. Federal and state franchise sales laws may apply to transfers and renewals of existing franchises in some circumstances. The FTC’s Trade Regulation Rule on Franchising, or the FTC Rule, and various state laws require that we (1) furnish prospective franchisees with a franchise offering circular containing prescribed information; and (2) in some states, register the franchise offering before an offer is made. Our existing franchise relationships are subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship, including:

•	those governing the termination or non-renewal of a franchise without good cause;

•	requirements that a franchisor deal with its franchisees in good faith;

•	prohibitions against interference with the right of free association among franchisees; and

•	those regulating discrimination among franchisees in charges, royalties or fees.

Some foreign countries also have laws affecting the offer, sale or termination of franchises within their borders and to their citizens. Although unlikely, United States federal and state franchise regulation may be deemed applicable to our efforts to establish franchises abroad. Failure to comply with these laws could limit or preclude our ability to expand internationally through franchising.

To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. However, compliance with federal, state and international franchise laws can be costly and time consuming, and we cannot be certain that we will not encounter delays, expenses or other difficulties in this area.

In addition, the provision of SES is governed by the provisions of NCLB and Title I of the Elementary and Secondary Education Act of 1965. In general, eligible school districts are responsible for implementing Title I and carrying out their educational programs. Title I provisions and regulations direct eligible districts to satisfy obligations including, among others, involving parents in their children’s education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other fiscal requirements. In contracting with school districts to provide Title I services, we are, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, we have responsibility for introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. Each school district has its own requirements designed to fulfill these general obligations. Our failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability or other sanctions.

Employees

As of December 31, 2007, we had 511 full-time employees, including 45 in content and editorial, 66 in administration, finance, legal and human resources, 47 in information systems, 22 in marketing, 25 in sales, 24 in customer support and 282 in our regional offices performing multiple tasks, including sales, administrative, and teaching functions. In addition, we had approximately 3,000 part-time employees, comprised mainly of teachers. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Segment Information

For financial information relating to our operating divisions by business segment, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Over the last few years, the Company has invested heavily in the expansion of existing business lines and the development of new businesses. These investments, combined with Sarbanes-Oxley compliance costs and rising overhead expense, have driven losses in each of our last three fiscal years. We have incurred net losses of approximately $28.7 million, $10.2 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $108.5 million.

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

The success of our Test Preparation and K-12 services businesses depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products and services will deteriorate and our business will be materially adversely affected. Additionally, the SES market is dependent on the availability of federal funding under NCLB. A substantial reduction in funds available for SES programs under this Act could have an adverse effect on our operating results.

Our contracts with schools, school districts, municipal agencies and other governmental bodies present several risks, including the nature and timing of revenue recognition, which, combined with fixed expenses, puts a strain on our working capital requirements.

As the Company has grown over the last several years, we have begun to enter into an increasing number of contracts with schools, school districts, municipal agencies, and other governmental bodies. These contracts present several types of risks and uncertainties. Many of our contracts with school districts are school-year contracts subject to annual renewal at the option of the school district, and in many instances the school district can terminate or modify the contracts at their convenience. Any number of factors could cause a school district to terminate or fail to renew a contract or otherwise affect a school district’s willingness to contract with us, including negative publicity (whether or not the reason for such publicity is within our control) and changes in the composition of local school boards or changes in school district administration. Any termination or non-renewal of a contract with a school district could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other school districts.

Additionally, the approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer. Costs, however, are recorded as incurred, whether or not the contract is signed. While we try not to incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control. Unless we transition to a school-based fiscal year our current calendar-based fiscal year makes it more difficult for us to forecast quarterly revenue streams from these contracts. This may make it more difficult for us to deliver operating results in line with analysts’ forecasts, and could therefore adversely affect our stock price.

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

The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. Our current competitors include but are not limited to:

•	providers of online and offline test preparation and tutoring services;

•	companies that provide SES services; and

•	companies that provide print, software, web-based and other educational assessment and supplemental products and services to districts and states in the highly competitive K-12 market.

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

As of December 31, 2007, our internal control over financial reporting was ineffective due to the presence of material weaknesses, as more fully described in Item 9A of this Form 10-K. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

As the business of our K-12 Services division has evolved, the contracts entered into with school districts have generally increased in size. As a result, three customers in 2007, three customers in 2006 and two customers in 2005 accounted for 57%, 55% and 56% of that division’s revenue, respectively. The loss of one or more such customers could significantly adversely affect our revenue. Additionally, we rely on Random House as the publisher and distributor of all of the books we write. Royalties and other fees from books authored by us and published and distributed by Random House represented approximately 3% of our revenue in 2007 and 3% of our revenue in each of 2006 and 2005. Accordingly, termination of our relationship with Random House could adversely affect our revenue and cause disruption in our operations.

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

If our franchisees contest our interpretation of our agreements with them, our ability to offer our products in the franchisees’ territories could be adversely affected, which could adversely affect our revenue.

If our franchisees contest our interpretation of our rights and obligations under our existing agreements with them, then our ability to deliver our products and services within their franchise territories could be hindered, and our revenue could be adversely affected. Through a series of franchise agreements and other agreements, our independent franchisees have various rights to provide test preparation products and services under the Princeton Review brand within specified territories, and to use our trademarks and other intellectual property in connection with providing these services. Similarly, we have various rights to market and sell our products and services in the franchisees’ territories. Our agreements have been reviewed and renegotiated to accommodate our business goals and the goals of our franchisees as they have both developed over the years.

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

The loss of our senior management or difficulties recruiting and retaining qualified personnel could have a material adverse effect on our business.

We depend on the contributions and abilities of key executives and other employees. In addition, in recent periods, we have experienced a great deal of turnover within our finance and accounting department and have moved the site of the majority of the operations of that department to Framingham, Massachusetts, where we have hired new staff. While we believe the ultimate effect of this move will be to significantly strengthen the finance department, in the short term this has resulted in instability and has made it difficult for us to achieve objectives we have set for the finance department, including implementation of internal control improvements. In addition, 5 out of our 7 executive officers are new to the Company since July 2007, and as a result the Company could experience instability from a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations.

Our business may be harmed by actions taken by our franchisees that are outside our control.

Approximately 3% of our 2007 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. If our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, including failing to hire and train qualified managers or instructors or failing to abide by all applicable laws and regulations, our image and reputation may suffer and our revenue could decline.

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

Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any future write down of goodwill, while non-cash, would similarly adversely affect our operating results. As of December 31, 2007, we had unamortized goodwill of $33.6 million related to acquisitions.

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

Since our initial public offering in 2001, the market price of our common stock has been volatile, and it may continue to be volatile as a result of one or more of the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	loss of a major customer or failure to complete significant transactions;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in market valuations of similar companies;

•	the discussion of our company or stock price in online investor communities such as chat rooms;

•	additions or departures of key personnel;

•	fluctuations in stock market price and volume; and

•	our continuing operating losses.

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

Concentration of ownership among our existing executive officers and directors and certain rights granted to the holders of our Series C Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions and may hinder a change of control.

As of March 10, 2008, our present directors and executive officers and their affiliates beneficially owned approximately 30% of our outstanding common stock (or approximately 49% assuming the conversion of all outstanding shares of Series C Preferred Stock). In particular, John S. Katzman, our Executive Chairman, beneficially owned approximately 29% of our outstanding common stock (or 22% assuming the conversion of all outstanding shares of Series C Preferred Stock). In addition, the holders of our Series C Preferred Stock own approximately 27% of our common stock on an as-converted basis. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

In addition, certain terms of our Series C Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions. For example, the holders of our Series C Preferred Stock:

•	are entitled to elect two directors to our Board of Directors;

•	can prevent our issuance of securities with equal or superior rights, preferences or privileges to those of the Series C Preferred Stock;

•	can prevent the payment of dividends; and

•	can prevent a change in control of our company.

These rights (and all other rights and privileges relating to the Series C Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in New York, New York, where we lease approximately 30,000 square feet of office space under a lease that expires on December 31, 2014. As of December 31, 2006, we also leased an aggregate of approximately 258,000 square feet of office space for additional operations in New York, New York, Framingham, Massachusetts and our 56 regional offices or classroom locations located in Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Tennessee, Texas, Virginia, Washington, Washington D.C., Canada and Puerto Rico.

Item 3.	Legal Proceedings

On August 3, 2005, CollegeNet, Inc. filed a lawsuit against the Company in federal district court in Portland, Oregon, alleging infringement of U.S. Patent No. 6,460,042 (“the ‘042 Patent”), which is entitled “Universal Forms Engine.” On November 21, 2005, CollegeNet filed an amended complaint that added a second patent to the lawsuit, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), which is entitled “Automatic Data Transmission in Response to Content of Electronic Forms Satisfying Criteria.” CollegeNet’s complaint sought injunctive relief and unspecified monetary damages. In its responsive pleadings, the Company denied infringement and asserted that ‘042 and ‘045 Patents are invalid.

On December 13, 2007 CollegeNET and the Company reached an amicable settlement of all issues in the litigation without any admission of liability on the part of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchased Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol “REVU.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

	2007		2006
Fiscal Quarter	High	Low	High	Low
First	$5.61	$4.74	$6.05	$5.05
Second	6.79	4.78	6.45	5.32
Third	7.97	4.63	5.45	5.10
Fourth	9.00	7.09	5.51	5.17

As of March 10, 2008, the last reported sale price of our common stock on the NASDAQ Global Market was $7.72 per share. As of March 10, 2008, there were 56 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Consolidated Financial Data (Restated. See note 1 to the consolidated financial statements)

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2007, which has been derived from our consolidated financial statements. The financial data for the consolidated balance sheet data as of December 31, 2007 and 2006 and the consolidated statement of operations and cash flows for the years ended December 31, 2007, 2006 and 2005 has been derived from the consolidated financial statements included elsewhere herein which in the case of 2006 and 2005 have been restated. The balance sheet data as of December 31, 2005, 2004 and 2003 and the statement of operations and cash flows for the year ended December 31, 2004 and 2003 also have been restated. See Note 2 to the consolidated financial statements and Management’s Discussion and Analysis included elsewhere in the Annual Report on Form 10-K. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated financial statement data for 2006, 2005, 2004 and the consolidated balance sheet for 2003 has been restated as more fully described in Note 2 to the financial statements. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2007	2006 As Restated	2005 As Restated	2004 As Restated	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$93,417	$90,418	$93,808	$78,629	$75,813
SES	17,197	6,798	—	—	—
K-12 Services	35,995	37,965	31,931	28,402	21,524

Total Revenue	146,609	135,181	125,739	107,031	97,337

Cost of revenue
Test Preparation Services	34,139	30,861	28,686	24,487	21,490
SES	7,476	3,722	—	—	—
K-12 Services	19,801	23,365	17,681	13,448	8,148

Total cost of revenue	61,416	57,948	46,367	37,935	29,638

Gross profit	85,193	77,233	79,372	69,096	67,699

Operating expenses
Selling, general and administrative	95,809	85,990	83,507	74,845	61,891
Restructuring	9,470	—	—	—	—
Impairment of investment and goodwill	1,986	300	—	8,199	—

Total operating expenses	107,265	86,290	83,507	83,044	61,891
Operating income (loss) from continuing operations before interest and other income	(22,072)	(9,057)	(4,135)	(13,948)	5,808
Income (loss) from continuing operations	(29,975)	(10,411)	(2,734)	(31,535)	3,338

Income (loss) from discontinued operations	1,232	214	(123)	275	971
Net Income (loss)	(28,743)	(10,197)	(2,857)	(31,260)	4,309
Dividends and accretion on Series C and B-1 Preferred Stock	(2,232)	(517)	(2,443)	(1,439)	—
Income (loss) attributed to common stockholders	$(30,975)	$(10,714)	$(5,300)	$(32,699)	$4,309
Basic income (loss) per share attributed to common shareholders	$(1.11)	$(0.39)	$(0.19)	$(1.19)	$0.16
Diluted income (loss) per share	$(1.11)	$(0.39)	$(0.19)	$(1.19)	$0.16
Weighted average shares used in computing net income (loss) per share
Basic	27,877	27,578	27,570	27,468	27,306

Diluted	27,877	27,578	27,570	27,468	27,467

	As of December 31,
	2007	2006 As Restated	2005 As Restated	2004 As Restated	2003 As Restated
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,186	$10,822	$8,002	$19,197	$13,937
Total assets	124,048	121,674	105,371	107,641	121,697
Long-term debt, net of current portion	1,110	14,127	2,845	4,213	5,656
Deferred tax liabilities	4,385	3,703	3,037	2,365	—
Series C and B-1 Preferred Stock	57,951	6,000	10,000	8,147	—
Stockholders’ equity	12,904	37,461	47,417	52,739	83,867

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

•	In 2007, we issued $60.0 million Series C Preferred Stock and within the process retired the Series B-1 Preferred Stock.

•	In 2007, we sold the Admission Services business segment for approximately $7.0 million.

•	In 2006, we redeemed 4,000 shares of our Series B-1 Preferred Stock for approximately $4.4 million.

•

In 2005, as part of the franchise renewal process, four of our franchisees licensed the right to sell, under The Princeton Review brand, SES in their franchised territories for approximately $1.0 million.

•

In 2004, we incurred an $8.2 million impairment charge for the write-down of goodwill related to Embark, and recorded a reserve against our deferred tax asset, in the form of a valuation allowance, in the amount of $24.4 million.

•	In 2004, we sold our Series B-1 Preferred Stock for gross proceeds of $10.0 million.

•	In 2003, we acquired the Princeton Review of North Carolina.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review Online test preparation courses and tutoring services. Additionally, Test Preparation Services receives royalties from its independent franchisees who provide classroom-based courses under the Princeton Review brand. This division has historically accounted for the majority of our overall revenue and accounted for approximately 64% of our overall revenue in 2007.

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

The K-12 Services division enters into multiple element contracts with schools, school districts, municipal agencies, and other governmental bodies, requiring us to deliver a combination of products and services, including online and print-based assessment, professional development, and face-to-face instruction. These contracts therefore present several types of risks and uncertainties, including reducing our ability to effectively predict our operating performance, increasing variability in our cash balances and increasing credit risk. These risks and uncertainties are discussed in detail under the heading “Risk Factors” in this Annual Report on Form 10-K.

While we see continued strong demand for our K-12 products and services, operating results are difficult to predict accurately, due to the foregoing factors and the fact that each contract entered into by this division has its own, unique product mix. Because our various products in this division have different gross margins (professional development and live course instruction products typically have lower gross margins than fees for assessment products and printed materials), contracts with varying product mix could significantly alter this division’s operating results from period to period. In addition, this division faces challenges related to its rapid growth, including building a first-class customer support organization, continually improving quality control processes for customized product and developing better project management tools.

The Supplemental Educational Services (SES) division, previously included within our Test Preparation Services division, delivers state aligned research based academic tutoring instruction designed to increase the academic achievement of students in schools in need of improvement in school districts throughout the country. Our customized services offer students intensive, live instruction related to Math and English language arts (including reading) within a small group setting. SES providers in a state are approved by the state’s Board of Education. Title 1 Schools in the state may then offer that SES provider’s services to students on free and reduced lunch programs. Districts send an annual notice to eligible parents about all of the providers approved to serve the districts. Parents choose providers for their children and sign an agreement with that provider. Districts and the state’s Board of Education monitor the services and compliance. The division was separated from the Test Preparation Services Division in 2007 as a result of its growth and management changes made in the fourth quarter of 2007. The financial results related to revenue and cost of revenue were recasted for the years ended December 31, 2007 and 2006. It was impractical to recast those results for the year ended December, 2005.

Our Admissions Services division, which was sold in February 2007, has been reclassified as a discontinued operation throughout the periods discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As described under “Business-Acquisitions and Dispositions,” during February 2007, we sold the subscription-based admissions and application management services business, having reached the conclusion that this line of business could not be grown profitably on a long-term basis and was non-strategic to our overall educational services businesses. The sale added cash to our balance sheet, lowered certain corporate support costs and enhanced focus on our core strength of working with students. See Note 18 to the consolidated financial statements.

In May 2007 we entered into an agreement with Higher Edge Marketing Services, Inc., an entity formed by Young Shin, the former General Manager of the Admissions Services Division, pursuant to which sales, support, collection, marketing and related functions involved in our higher education institution marketing business were outsourced to Higher Edge, in exchange for a revenue sharing arrangement. During 2007 and 2006, we recorded approximately $1.5 million and $3.4 million, respectively, in revenue from the marketing services that are the subject of this transaction.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenue

For the year ended December 31, 2007, total revenue increased by $11.4 million, or 8.4%, from $135.2 million in 2006 to $146.6 million in 2007.

Test Preparation Services revenue increased by $3.0 million, or 3.3%, from $90.4 million in 2006 to $93.4 million in 2007. Retail revenue increased by $4.1 million, primarily due to a shift to small group and individual tutoring revenue. Tutoring revenue for the SAT and ACT increased by $3.9 million. Retail graduate course revenues increased by $1.6 million while a slight decrease in graduate classroom based instruction was offset by higher tutoring revenue. Institutional revenues were flat compared to 2006. This increase was partially offset by decreased revenue related to the Higher Education institutional marketing business revenue sharing arrangement offset the growth in course generated revenue. The effect of the revenue sharing arrangement was to decrease revenues by $3.4 million or 3.6% of 2007 test preparation services revenue.

SES Revenues increased by $10.4 million, or 153%, from $6.8 million in 2006 to $17.2 million in 2007. SES revenues are the result of higher revenues in New York and Chicago and new contracts in Florida in 2007.

K-12 Services revenue decreased $2.0 million, or 5.2% from $38.0 million in 2006 to $36.0 million in 2007 primarily due to Intervention and Professional development revenues due to loss of some significant customers offset by new significant assessment contracts and the deferral of assessment revenues from the fourth quarter of 2006 into 2007 as a result of delaying the revenue recognition for a large contract for testing due to the inability to obtain final customer approvals before year end.

Cost of Revenue

For the year ended December 31, 2007, total cost of revenue increased by $3.5 million, or 6.0%, from $57.9 million in 2006 to $61.4 million in 2007.

Test Preparation Services cost of revenue increased by $3.3 million, or 10.6%, from $30.9 million in 2006 to $34.1 million in 2007. This increase is due to an increase in teacher pay of $2.8 million because of higher teacher pay rates together with increased tutoring pay to support higher levels of tutoring revenue. Higher costs for course materials and the costs of content expenditures for books and courses of $1.0 million also contributed to the higher cost of revenues in 2007. Gross margin declined from 65.9% to 63.5% due to the higher teacher and course material costs. Additionally, lower average retail classroom enrollments per course offering have reduced classroom utilization which resulted in lower profit margins.

SES cost of revenue increased by $3.8 million, or 101%, from $3.7 million in 2006 to $7.5 million in 2007. Gross margin increased from 45.2% to 56.5%, primarily due to increased volume providing greater margin expansion.

K-12 Services cost of revenue decreased by $3.6 million, or approximately 15.2%, from $23.4 million in 2006 to $19.8 million in 2007. Gross margin increased from 38.5% to 45.0%. This increase in gross margin is attributed to the increased higher margin assessment revenues and decreased lower margin professional development revenues, offset by lower intervention revenues, which are at a higher gross margin. In addition the revenues deferred from 2006 to 2007 as a result of the delay in obtaining a contract signature resulted in a favorable gross margin adjustment in 2007.

Selling, General and Administrative Expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased by $9.8 million, or 11.4%, from $86.0 million in 2006 to $95.8 million in 2007. Included in the selling general and administrative expenses are temporary duplicative costs resulting from moving the financial staff and duplicative hosting costs as we transitioned to a new facility, and increased professional service fees.

Test Preparation Services expenses decreased by $400,000, from $45.8 million in 2006 to $45.4 million in 2007. Salaries and related costs increased by approximately $800,000 as a result of the timing of the hiring of new employees, pay increases and bonus and commissions. Marketing and advertising costs increased $1.9 million in 2007 compared to 2006 as a result of higher media spend and increased direct mail campaigns. Offsetting these increases was lower bad debt expense, professional fees and corporate allocations related to technology charges.

SES selling, general and administrative expenses increased by $3.1 million, or 64.8%, from $4.8 million in 2006 to $7.9 million in 2007. This increase is attributable to a 153% increase in revenue. The greatest increases in costs were incurred in the sales and marketing area to obtain new students and in the salaries and wages to support the new students and expansion into new markets in Florida.

K-12 Services expenses decreased by $1.4 million, or 8.0%, from $17.4 million in 2006 to $16.0 million in 2007. Salaries and related costs decreased by $2.9 million as a result of 2007 staff reductions offset by higher corporate allocations for technology related costs for the roll out of the new assessment platform.

Corporate expenses increased $19.6 million or 107.1%, from $18.3 million in 2006 to $37.9 million in 2007. The Company’s restructuring costs are included in the corporate operating expense as well as the costs to restate the December 31, 2005 financial statements and higher technology relocation costs. The restructuring costs of $9.7 million were primarily severance and benefit costs for finance staff and management changes. In 2008, the Company will incur an additional restructuring charge of $2.4 million related to exit cost of one of our New York City offices in accordance with SFAS No. 146.

Impairment of Investments

In 2007 and 2006 the Company recorded impairment charges for its investment in Oasis Children’s Services of $1.0 million and $300,000, respectively. Additionally, the company incurred an impairment charge in 2007 of $986,000 related to the capitalized software costs for the Homeroom platform which was replaced by the Assessment Center platform.

Interest expense

Interest expense decreased by $301,000, or 46.4%, from $649,000 in 2006 to $348,000 in 2007 as a result of the termination of our credit facility and subsequent payoff of the outstanding balance as well as interest income on the net proceeds from the sale of Series C Preferred Stock in July 2007.

Other income (expense)

During 2007, other expense consisted primarily of a $7.5 million charge for fair value of the embedded derivative and warrant related to the Series B-1 Preferred stock retired in July 2007.

Income Taxes

During 2007 we continued to record a valuation allowance against the increase in our deferred tax asset net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. When we achieve profitability, any tax provision recorded as a result of using net operating losses or deductible temporary differences will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision. The temporary difference related to amortization of goodwill taken for tax purposes cannot be expected to reverse in the foreseeable future as such a provision of $682,000 and $666,000 was recorded in 2007 and 2006 respectively.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

For the year ended December 31, 2006 total revenue increased by $9.4 million, or 7.5%, from $125.7 million in 2005 to $135.2 million in 2006.

Test Preparation Services revenue decreased by $3.4 million, or 3.6%, from $93.8 million in 2005 to $90.4 million in 2006. Retail course revenue decreased by $2.1 million, driven by lower SAT course revenue, primarily due to a very significant increase in 2005 revenues driven by the new SAT introduced at that time, and decreased Higher Education Technology Services by $2.0 million offset by increased tutoring revenue by $1.2 million and increased institutional sales by $1.3 million.

SES revenue was $6.8 million in 2006. This increase is the result of increased activity in the New York and Chicago markets.

K-12 services revenue increased by $6.0 million, or 18.9%, from $31.9 million in 2005 to approximately $37.9 million in 2006. Intervention revenue increased by $8.4 million resulting from new customer contracts, as well as price increases for our SideStreets products. Professional development revenue increased by $1.1 million. These increases were partially offset by a decrease in assessment services revenue of $5.4 million primarily due to fewer test administrations earlier in the year and the deferral of assessment revenues from the fourth quarter of 2006 into 2007 as a result of delaying the revenue recognition for a large contract for testing due to the inability to obtain final customer signatures before year end.

Cost of Revenue

For the year ended December 31, 2006, total cost of revenue increased by $11.6 million, or 25.0%, from $46.4 million in 2005 to $57.9 million in 2006.

Test Preparation Services cost of revenue increased by $2.2 million, or 7.6%, from $28.7 million in 2005 to $30.9 million in 2006. This increase is due to an increase in site rent of $911,000 because more classes were held, a $637,000 increase in tutoring pay to support higher levels of revenue and as a result of a salary increase. Gross margin declined from 69.4% to 65.9%. Additionally, as a result of lower average retail classroom enrollments there was reduced classroom utilization which results in lower profit margins

SES cost of revenue was $3.7 million in 2006. Gross margins in 2006 were 45.2%. Costs increased due to entry in New York and Chicago markets.

K-12 Services cost of revenue increased by $5.7 million, or 32.1%, from $17.7 million in 2005 to $23.4 million in 2006. Gross margin decreased to 38.5% in 2006 from 44.6% in 2005. This drop in gross margins is attributed to four factors. First, the higher margin assessment revenues decreased compared to the 2005 levels. Second, while intervention revenues increased, the margins on SideStreets revenues were lower than the intervention materials sold in 2005. Third, we experienced higher customer support costs for many new customer contracts delivered in 2006 as we continue to work out the logistics of content development, Q&A, printing and delivery for multiple customers. Lastly, our content amortization costs increased as a percentage of revenue primarily due to the large investment in developing the SideStreets materials during 2006.

Selling, General & Administrative Expenses

For the year ending December 31, 2006 operating costs increased $2.5 million or 3.0%, from $83.5 million in 2005 to $86.0 million in 2006.

Test Preparation Services expenses increased by $143,000 from $45.7 million in 2005 to $45.8 million in 2006.

SES expenses increased by $4.2 million or 722%, from $586,000 in 2005 to $4.8 million in 2006. The greatest increases in costs were incurred in the sales and marketing area to obtain new students and in salaries and wages to support students in New York and Chicago.

K-12 Services expenses increased by $718,000, or 4.3%, from $16.6 million in 2005 to $17.4 million in 2006. Sales commissions increased by approximately $1.3 million, offset by decreased professional fees and facility costs.

Corporate expenses decreased by $2.3 million, or 11.2%, from $20.6 million in 2005 to $18.3 million in 2006. Professional service fees decreased by $787,000 due to lower Sarbanes-Oxley compliance costs. Salaries and related expense decreased by $2.3 million, due primarily to the benefits of the restructuring program. Depreciation and amortization expenses increased by $961,000 due primarily to the installation of an enterprise resource management system.

Impairment of Investment

Our 2006 results included an impairment of $300,000 related to our investment in Oasis.

Interest expense

Interest expense increased to $649,000 in 2006 from $347,000 in 2005 due to incremental borrowing under our credit facility.

Other income (expense)

During 2006, other expense of $34,000 includes the premium paid to Fletcher International, Ltd. of approximately $377,000 related to the redemption of 4,000 shares of our Series B-1 Preferred Stock. This was partially offset by the change in the fair value of the embedded derivatives and warrant related to the Series B-1 Preferred Stock. During 2005, the Company had other income of approximately $2.4 million comprised of $1.1 million in SES territory rights sales to franchisees and $1.3 million related to the change in value of the embedded derivatives and warrant.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand and collections from customers. At December 31, 2007, we had $26.2 million of cash and cash equivalents (including $905,000 of restricted cash) compared to $10.8 million (including $488,000 of restricted cash) at December 31, 2006. The $15.4 million increase in cash from the December 31, 2006 balance is primarily attributed to approximately $56.0 million net cash provided from the issuance of Series C Preferred Stock. As part of this issuance the Company terminated the Fletcher Agreement pertaining to our Series B-1 Preferred Stock, and all related rights (see Note 9). The Company also paid down the $15.0 million of debt outstanding and terminated our existing credit facility. Additional sources of cash included funds from the sale of the Higher Education Technology Services business in February 2007, which resulted in net proceeds of $4.8 million including a $240,000 earnout. Uses of cash included $7.7 million used in operating activities, $5.9 million used primarily for the purchase of furniture, fixtures, equipment and software development, $626,000 related to capital lease payments and $233,000 in dividends paid on the Series B-1 Preferred Stock.

Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post-secondary institutions, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash provided by operating activities from continuing operations is our net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. During 2007, cash used in operating activities from continuing operations was $4.5 million, compared to cash provided by operating activities from continuing operations of $143,000 in 2006. During 2007 the company used approximately $3.5 million of cash to fund severance and related restructuring costs.

During 2007, investing activities from continuing operations used $8.8 million of cash as compared to $9.5 million used during 2006. In addition to purchases of fixtures, equipment and software development, the company spent $2.9 million acquiring existing franchises in 2007.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. During 2007, financing activities from continuing operations provided $26.7 million of cash as compared to approximately $8.4 million in 2006. During 2007, net proceeds of $56.0 million from the July 2007 issuance of the Series C preferred stock was the primary source of cash. The net proceeds from the Series C preferred stock were used in part to repay the $15.0 million revolving credit facility and $13.8 million was used to terminate the Series B-1 preferred stock. During 2006, we borrowed $15 million under a new credit facility. Of this amount, $4.4 million was used to redeem 4,000 shares of Series B-1 Preferred Stock. The remaining amount borrowed under the credit facility was used for working capital purposes. In addition, there were financing expenditures of approximately $1.7 million and $2.0 million for years ended 2007 and 2006, respectively, principally related to capital lease payments, repayment of notes payable and dividends paid on our Series B-1 Preferred Stock.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2007, our principal contractual obligations and commercial commitments consisted of obligations outstanding, long-term office and classroom leases, obligations under promissory notes entered into in connection with acquisitions, employment agreements and several capital leases of computer equipment. As of December 31, 2007, we operated from leased premises in Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Tennessee, Texas, Virginia, Washington, Washington D.C., Puerto Rico and Canada.

The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2007.

	Payments due by period
	($ in millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$1.6	$0.7	$0.9	$—	$—
Capital lease obligations	0.5	0.3	0.2	—	—
Operating lease obligations	32.1	6.4	11.0	8.5	6.2
Severance and benefits cost	4.3	4.3	—	—	—

Total	$38.5	$11.7	$12.1	$8.5	$6.2

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “ The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 “ (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s policy is to charge any interest and penalties associated with past due income tax assessments to interest expense in the statement of operations. The Company does not have any significant uncertain contingent tax liabilities at December 31, 2007 or 2006 and as a result, the adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

The Company is subject to income taxes in the United States and in certain foreign jurisdictions and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The statute of limitations for adjustments to the Company’s historic tax obligations will vary from jurisdiction to jurisdiction. The tax years 2004 to 2007 remain open to examination by the major tax jurisdictions to which the Company is subject.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

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

Goodwill and Territorial Marketing Rights. We perform an annual goodwill impairment review during the fourth quarter, or more frequently if indicators of potential impairment exist. No impairment was indicated in 2007, 2006 and 2005. Our impairment review process is based on a discounted future cash flow approach that uses our estimates of revenue for the reporting units, driven by assumed market growth rates as well as appropriate discount rates. These estimates are consistent with the plans and estimates that we use to manage the underlying businesses.

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

Income Taxes. In determining income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2007, we had a net deferred tax asset of approximately $40.3 million, primarily relating to our net operating loss carryforwards of $87.3 million, which expire in varying amounts between 2021 and 2027.

Realization of our deferred tax asset is dependent on generating sufficient taxable income in the United States prior to expiration of these loss carryforwards. As of December 31, 2004, we recorded a valuation allowance for the entire net deferred tax asset because of our loss in 2004 and the emphasis placed on cumulative losses under generally accepted accounting principles represented sufficient evidence under SFAS No. 109 “Accounting for Income Taxes” for us to determine that it was appropriate to establish a full valuation allowance. If, in the future, an appropriate level and consistency of profitability is attained, we would reduce the valuation allowance, which could have a significant impact on our consolidated financial statements. See footnote 2 to the consolidated financial statements for a description of a restatement to our 2006 and prior financial statements resulting from the correction of our accounting for deferred income taxes.

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

Restructuring. In accordance with Statement of Financial Accounting Standard, or SFAS, no. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” our facilities related expenses and liabilities under all of our restructuring plans included estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We review our estimates and assumptions on a regular basis until the outcome is finalized and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

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

Under the modified-prospective method, Statement 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently modified, repurchased or cancelled. Compensation expense recognized during the year ended December 31, 2007 includes the expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), and the expense for all share-based payments granted during the twelve months ended December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior period results have not been restated.

Stock based compensation was $5.2 million and $500,000 for the years ended December 31, 2007 and 2006 respectively. Of the $5.2 million of stock compensation recorded in 2007, $1.7 million was recorded as a restructuring charge, $1.7 million was recorded as bonus expense in lieu of cash and $1.8 million was recorded in selling, general and administrative expense. The Company used the Black-Sholes option-pricing model to estimate the fair value of options granted. The assumptions used in valuing the options granted during the years ended December 31, 2007, 2006 and 2005 are included in Note 1 to the consolidated financial statements.

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

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Princeton Review, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Princeton Review, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Princeton Review, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework (COSO) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP

New York, New York

March 17, 2008

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2006 and the consolidated statement of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, The Princeton Review, Inc. adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” using the modified-prospective transition method.

/s/ ERNST & YOUNG LLP
New York, NY
March 30, 2007,
except for Notes 2, 14 and 18, as to which the date is March 17, 2008.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2007	2006 As Restated
ASSETS:
Current assets:
Cash and cash equivalents (including restricted cash of $905 in 2007 and $488 in 2006)	$26,186	$10,822
Accounts receivable, net of allowance of $2,835 in 2007 and $2,521 in 2006	25,327	31,020
Other receivables, including $2,583 in 2007 and $2,015 in 2006 from related parties	4,061	2,123
Inventory	2,583	2,950
Prepaid expenses	1,836	1,653
Other current assets	831	2,612
Other current assets related to discontinued operations	—	4,258

Total current assets	60,824	55,438

Furniture, fixtures, equipment and software development, net	17,848	18,340
Goodwill	33,627	31,006
Investment in affiliates	633	1,639
Other intangibles, net	9,984	11,527
Other assets	1,132	1,744
Other assets related to discontinued operations	—	1,980

Total assets	$124,048	$121,674

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Line of credit	$—	$3,000
Accounts payable	2,736	15,220
Accrued expenses	20,306	11,277
Current maturities of long-term debt	1,020	1,369
Deferred revenue	20,906	24,238
Liabilities related to discontinued operations	—	2,541

Total current liabilities	44,968	57,645

Deferred rent	2,730	2,557
Long-term debt	1,110	14,127
Deferred tax liabilities	4,385	3,703
Fair value of derivatives and warrant	—	181
Series B-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; none issued and outstanding at December 31, 2007 and 6,000 shares issued and outstanding at December 31, 2006	—	6,000
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding at December 31, 2007 and none issued and outstanding at December 31, 2006	57,951	—
Stockholders’ equity
Preferred stock, $0.01 par value; 4,930,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,294,361 and 27,601,268 issued and outstanding at December 31, 2007 and 2006, respectively	283	276
Additional paid-in capital	121,440	117,082
Accumulated deficit	(108,549)	(79,573)
Accumulated other comprehensive loss	(270)	(324)

Total stockholders’ equity	12,904	37,461

Total liabilities and stockholders’ equity	$124,048	$121,674

The accompanying notes are an integral part of the financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006 As Restated	2005 As Restated
Revenue
Test Preparation Services	$93,417	$90,418	$93,808
SES	17,197	6,798	—
K-12 Services	35,995	37,965	31,931

	146,609	135,181	125,739
Cost of revenue
Test Preparation Services	34,139	30,861	28,686
SES	7,476	3,722	—
K-12 Services	19,801	23,365	17,681

Total cost of revenue	61,416	57,948	46,367

Gross Profit	85,193	77,233	79,372
Operating expenses
Selling, general and administrative	95,809	85,990	83,507
Restructuring	9,470	—	—
Impairment of investments	1,986	300	—

Total operating expenses	107,265	86,290	83,507

Operating loss from continuing operations	(22,072)	(9,057)	(4,135)
Interest income (expense)	(348)	(649)	(347)
Other income (expense)	(7,558)	(34)	2,420

Income (loss) before discontinued operations and income taxes	(29,978)	(9,740)	(2,062)

(Provision) benefit for income taxes	3	(671)	(672)

Income (loss) from continuing operations	(29,975)	(10,411)	(2,734)
Discontinued Operations
Income (loss) from discontinued operations	(2,697)	362	(123)
Gain from disposal of discontinued operations	4,779	—	—
(Provision) benefit for income taxes	(850)	(148)	—

Income (loss) from discontinued operations	1,232	214	(123)

Net Income (loss)	(28,743)	(10,197)	(2,857)
Dividends and accretion on Preferred Stock	(2,232)	(517)	(2,443)

Net income (loss) attributed to common stockholders	$(30,975)	$(10,714)	$(5,300)

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$(1.15)	$(0.40)	$(0.19)
Income (loss) from discontinued operations	0.04	.01	(0.00)

Income (loss) attributed to common shareholders	$(1.11)	$(0.39)	$(0.19)

Weighted average shares used in computing basic income (loss) per share
Basic	27,877	27,578	27,570
Diluted	27,877	27,578	27,570

The accompanying notes are an integral part of the financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

Restated for the year’s ended December 31, 2005 and 2006

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2005	27,570	$276	$116,260	$(63,559)	$(238)	$52,739
Exercise of stock options	2	—	19	—	—	19
Dividends and accretion on Series B-1 Preferred Stock	—	—	—	(2,443)	—	(2,443)
Comprehensive loss
Net loss	—	—	—	(2,857)	—	(2,857)
Foreign currency gain (loss)	—	—	—	—	(41)	(41)

Comprehensive loss	—	—	—	(2857)	(41)	(2,898)

Balance at December 31, 2005	27,572	276	116,279	(68,859)	(279)	47,417
Exercise of stock options	14	—	62	—	—	62
Stock-based compensation	15	—	741	—	—	741
Dividends on Series B-1 Preferred Stock	—	—	—	(517)	—	(517)
Comprehensive loss
Net loss	—	—	—	(10,197)	—	(10,197)
Foreign currency gain (loss)	—	—	—	—	(45)	(45)

Comprehensive loss	—	—	—	(10,197)	(45)	(10,242)

Balance at December 31, 2006	27,601	276	117,082	(79,573)	(324)	37,461
Exercise of stock options	230	2	1,195	—	—	1,197
Stock-based compensation	463	5	5,162	—	—	5,167
Dividends on Series B-1 Preferred Stock	—	—	—	(233)	—	(233)
Dividends on Series C Preferred Stock	—	—	(1,999)	—	—	(1,999)
Comprehensive loss
Net loss	—	—	—	(28,743)	—	(28,743)
Foreign currency gain (loss)	—	—	—	—	54	54

Comprehensive loss	—	—	—	(28,743)	54	(28,689)

Balance at December 31, 2007	28,294	$283	$121,440	$(108,549)	$(270)	$12,904

The accompanying notes are an integral part of the financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006 As Restated	2005 As Restated

Cash flows provided by (used for) continuing operating activities:
Income (loss) from continuing operations	$(29,975)	$(10,411)	$(2,734)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,979	2,341	1,776
Amortization	5,401	6,239	6,020
Impairment of investments	1,986	300	—
Bad debt expense	2,101	2,571	1,287
Write-off of inventory	—	280	—
Change in fair value of derivatives	7,615	(211)	—
Deferred income taxes	682	666	672
Deferred rent	172	231	—
Stock based compensation	5,165	791	—
Other, net	2,499	1,600	348
Net change in operating assets and liabilities:
Accounts receivable	1,654	(18,535)	(2,785)
Inventory	367	(432)	(1,744)
Prepaid expenses	(182)	339	(74)
Other assets	1,781	(1,483)	1,102
Accounts payable and accrued expenses	(3,456)	5,335	5,576
Deferred income	(3,331)	10,522	(906)

Net cash provided by (used for) operating activities	(4,542)	143	8,538

Cash provided by (used for) investing activities:
Purchases of furniture, fixtures, and equipment	(1,580)	(3,265)	(7,665)
Purchases of capitalized software	(3,360)	(3,557)	(206)
Additions to capitalized K-12 content, capitalized course costs	(946)	(2,697)	(5,595)
Purchases of franchises and other businesses, net of cash acquired	(2,921)	—	—

Net cash provided by (used for) investing activities	(8,807)	(9,519)	(13,466)

Cash flows provided by (used for) financing activities:
Redemption of Series B-1 Preferred Stock	(13,796)	(4,377)	—
Proceeds from the sale of Series C Preferred Stock, net of issuance cost	55,952	—	—
Proceeds (payments) from revolving credit facility and term loan	(15,000)	15,000	(2,000)
Payment of credit facility deferred financing costs	—	(168)	—
Notes issued in connection with sale of rights to franchisees	—	—	(956)
Long-term debt borrowings	—	—	367
Capital lease payments	(626)	(787)	(717)
Dividends on Series B-1 Preferred Stock	(233)	(517)	(591)
Payment of notes payable related to acquisitions	(740)	(744)	(1,257)
Proceeds from exercise of options	1,200	12	19

Net cash provided by (used for) financing activities	26,757	8,419	(5,135)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Years Ended December 31,
	2007	2006 As Restated	2005 As Restated

Total cash flows provided by (used for) continuing operations	13,408	(957)	(10,063)
Cash flows from discontinued operations
Income from discontinued operations	(3,547)	214	(123)
Gain on disposal of discontinued operations	(4,779)	—	—
Other adjustments to reconcile net income to net cash provided by discontinued operating Activities	3,421	2,588	(973)

Net cash provided by (used for) operating activities	(4,905)	2,802	(1,096)
Cash received from disposal of discontinued operations	7,000	—	—
Other cash provided by (used for) investing activities	(139)	975	(36)

Net cash provided by (used for) investing activities	6,861	975	(36)

Net cash provided by (used for) discontinued operations	1,956	3,777	(1,132)

Net increase (decrease) in cash and cash equivalents	15,364	2,820	(11,195)
Cash and cash equivalents, beginning of period	10,822	8,002	19,197

Cash and cash equivalents, end of period	$26,186	$10,822	$8,002

Supplemental cash flow disclosures:
Cash paid during the period for interest	$1,272	$580	$564

Supplemental schedule of noncash financing activities:
Equipment acquired through capital leases	$—	$878	$316

Other supplemental schedule:
Cash received from related party revenues	$2,813	$2,830	$2,094

In connection with the acquisition of the assets of Amherst in October 2007, the following transactions occurred:
Fair Value of assets acquired	$1,702	$—	$—
Liabilities assumed related to the acquisition	(667)	—	—

Cash paid for acquisition	$1,035	$—	$—

In connection with the acquisition of the assets of Providence in October 2007, the following transactions occurred:
Fair Value of assets acquired	$1,279	$—	$—
Liabilities assumed related to the acquisition	(315)	—	—

Cash paid for acquisition	$935	$—	$—

The accompanying notes are an integral part of the financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

The Princeton Review, Inc. and its wholly owned subsidiaries (together, the “Company”), provide integrated classroom based, print and online products and services that address the needs of students, parents and educators and educational institutions. The business operates through three separate segments: The Test Preparation division provides courses that prepare students for college, graduate school and other admissions tests. The Company provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2007, the Company had four franchisees operating approximately 16 territories under the Princeton Review name in the United States and 23 franchises in 19 countries outside of the United States. The K-12 services division provides assessment services and products to K-12 schools and school districts and materials to support school-based intervention products. The Supplementary Educational Services (“SES”) division provides tutoring and No Child Left Behind educational services to students in schools and school district in the United States.

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

Reclassifications

Certain prior period balance sheet, cash flow amounts and operating expenses between segments have been reclassified to conform with the current year presentation. The financial statements have been recast for 2006 and 2005 to reflect discontinued operations and a new business segment (SES). Revenues and cost of revenues for SES for the year ended December 31, 2005 have not been recast because it was impractical to do so.

Cash and Cash Equivalents

As of December 31, 2007, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have maturities of 90 days or less at the date of purchase. As of December 31, 2007 approximately 86.7% of the Company’s cash and cash equivalents were on hand at one financial institution.

Restricted Cash

As of December 31, 2007 and 2006, restricted cash was $905,000 and $488,000 attributable to cash the Company pledged as collateral to landlord as a security deposit in the form of a Certificate of Deposit and to the State of Tennessee as a performance bond.

Accounts Receivable and Allowance for Doubtful Accounts

The Company provides credit, in the normal course of business, to its customers. Past due balances over 90 days and over a specified amount are reviewed individually for collect ability. All other balances are reviewed on a pooled basis by type of receivable. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company’s customers to make required payments. That estimate is based on a variety of factors, including historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. The Company charges actual losses when incurred to this allowance and writes off account balances against the allowance when it is probable the receivable will not be recovered.

Accounts Receivable includes unbilled accounts receivable balances of $6.3 million and $4.1 million as of December 31, 2007 and 2006, respectively.

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

Software and Web Site Development

The Company , in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web site Development Costs, capitalizes certain direct development costs associated with internal-use software and web development costs. These capitalized costs are amortized on a straight line basis over a period not to exceed 84 month’s beginning when the assets are substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

For the years ended December 31, 2007 and 2006, the Company capitalized approximately $5.1 million and $2.1 million, respectively, in product and web site development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2007, 2006 and 2005, the Company recorded related amortization expense of approximately $2.0 million, $2.7 million and $2.9 million, respectively. As of December 31, 2007 and 2006, the net book value of capitalized product and web site development costs were $5.3 million and $3.5 million, respectively.

Goodwill, Capitalized Course Costs, Capitalized K-12 Content and Other Intangible Assets.

Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired.

Territorial marketing rights represent rights contributed by our independent franchisees to our former subsidiary, Princeton Review Publishing, L.L.C., in 1995 in exchange for membership units of Princeton Review Publishing, L.L.C. to allow the marketing of the Company’s products on a contractually agreed-upon basis within the franchisee territories. Without these rights, the Company would be prohibited from selling its products in these territories due to the exclusivity granted to the franchisees within their territories. Should a franchisee decide not to renew its franchise agreement these rights would remain with the Company. Since no legal, regulatory, contractual, competitive, or other factors limit the useful life of territorial marketing rights, the Company has deemed these intangible assets to have indefinite lives. Goodwill and territorial marketing rights were amortized on a straight-line basis until December 31, 2001, after which such amortization ceased upon the adoption of Statement of Financial Accounting Standards (“SFAS”) 142. Accordingly, the Company’s goodwill and territorial marketing rights that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

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

Capitalized K-12 content includes certain expenditures incurred by our K-12 Services division to produce questions and lessons primarily for math, reading and language arts subjects typically taught in grades one through 11 and consist primarily of amounts paid to consultants and salaries of employees hired to produce these questions or lessons. These questions or lessons are used in numerous products sold by the K-12 Services division, printed materials and live instruction products. Only expenditures for questions or lessons that allow the Company to enter into new markets, such as new geographic areas or grades, or that significantly enhance the marketability of the Company’s products, such as a new subject area, are capitalized. The amortization period for these costs is seven years, based on numerous factors, including the average lives of similar products and the cycle of major changes in educational philosophies and methodologies as reflected by the adoption cycles of state tests and textbooks. Amortization of these capitalized K-12 content costs commences when the questions or lessons are available for use. The cost of planning, marketing and maintenance related to this content is expensed as incurred.

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

See Note 6 for further information with respect to the Company’s goodwill and other intangible assets.

Goodwill and Territorial Marketing Rights

As noted above, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” under which goodwill and territorial marketing rights are no longer amortized but instead goodwill and territorial marketing rights are assessed for impairment annually. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. During 2007 and 2006, the Company completed its annual assessment for impairment and determined that there was no such impairment against the current carrying amount.

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

Deferred Revenue

Deferred revenue represents tuition and customer deposits (which are refundable prior to the commencement of the program), college marketing fees and subscription services, professional development fees and fees for printed materials. Tuition is applied to income ratably over the periods in which it is earned, generally the term of the program. College marketing fees and subscription fees are applied to income ratably over the life of the agreements, which typically range from one to two years. Fees for professional development and printed materials are recognized as the services and products are delivered.

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

Royalty Service Fees

As consideration of the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation and SES services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8.0% - 9.5% of the franchise’s gross receipts collected during the preceding month. Royalties received from franchisees also include a per student fee for use, by their students, of our on-line supplemental course tools. The Company’s franchisees’ contributions to the marketing fund are also recognized by the Company as royalty revenue (see Note 10). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

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

The Company determines fair value for elements in multiple element arrangements based on recent sales of each element on a stand alone basis.

The multiple element arrangements are typically sold to large school districts as 1-5 year contacts with renewal options. Most contracts are for one year with annual renewals. The primary deliverables are assessment questions and access to the Assessment Service Center Platform (ASC), an online assessment tool used by teachers, students, and administrators. The revenue related assessments are recognized as delivered, typically over the testing windows. The revenue related to ASC is recognized on a straight-line basis over the service period.

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

Revenue Components

The following table summarizes the Company’s revenue and cost of revenue for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue
Services	$127,792	$106,233	$105,487
Products	8,036	19,740	11,362
Other	10,781	9,208	8,890

Total revenue	$146,609	$135,181	$125,739

Cost of Revenue
Services	$58,499	$51,696	$40,015
Products	2,306	5,635	5,836
Other	611	617	516

Total cost of revenue	$61,416	$57,948	$46,367

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

Foreign Currency Translation

Balance sheet accounts of the Company’s Canadian subsidiary, with the exception of certain historical rate-based assets, are translated using year-end exchange rates. Statement of operations accounts, with the exception of depreciation and amortization, are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity. Foreign exchange gains and losses for all the years presented were not significant

Advertising and Promotion

Advertising and promotion costs are expensed in the year incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $8.4 million, $6.5 million, and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Embedded Derivatives and Warrant

The Company’s former Series B-1 Preferred stock contains two embedded derivatives that, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative

Instruments and Hedging Activities” are accounted for separately from the Preferred Stock. The two embedded derivatives, the “holder’s conversion option” and the “make whole” provision were accounted for on a combined basis and reported at fair value. In addition, when the Company issued the Series B-1 Preferred Stock, it granted the holder the right (a warrant) to purchase up to 20,000 shares of additional Preferred Stock. (See Note 9.) The Company’s use of derivatives was limited to the embedded features within its Preferred Stock. Any changes to fair value were reflected in “Other Income (Expense).” The Company does not have any other derivative instruments.

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

Included in cash and cash equivalents are $2 million held in a Canadian bank in canadian currency.

A significant portion of the Company’s cash is held in one bank in excess of the FDIC Insurance Limits.

Income Taxes

The Company accounts for income taxes based upon the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, the liability method is used for accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences reverse. A change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

During the periods presented, stock options and securities convertible into or exercisable for common stock were outstanding that would be dilutive but were excluded because to include them would have been antidilutive (see Note 16).

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123(R) to options granted under the Company’s stock option plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

Year Ended December 31, 2005 As Restated
Net income (loss) attributed to common stockholders, as reported	$(5,300)
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,467)

Pro forma net income (loss) attributed to common stockholders	$(8,767)

Basic and diluted income (loss) per share:
As reported	$(0.19)

Pro forma	$(0.32)

After the Company’s initial public offering, these options were valued using a Black-Scholes option pricing model. The following weighted-average assumptions were used under this method:

	Year Ended December 31,
	2007	2006	2005
Assumptions
Expected volatility	42.3%	40%	54%
Risk-free rate	4.30%	5.00%	4.25%
Expected dividends	0%	0%	0%
Expected term (in years)	5.0	5.0	5.0

This option-valuation method requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing methods do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS 123(r) in this pro forma disclosure are not indicative of future amounts and additional awards in future years are anticipated. For purposes of pro forma disclosure, the estimated fair value of the equity awards is amortized to expense, on a straight-line basis, over the options’ vesting period. The weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.43, $2.57 and $2.00 respectively. As of December 31, 2007, there were approximately 2,805,000 options exercisable with a weighted average remaining contractual life of approximately 5 years.

As of December 23, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of unvested stock options granted to certain employees of the Company outstanding as of December 31, 2005 that had an exercise price at or greater than $7.00 and which were scheduled to vest in the 24-month period following December 31, 2005. There were approximately 360,000 options to purchase the Company’s common stock that were accelerated.

The Company believed that the aggregate future expense that will not be included in future consolidated statements of operations as a result of this acceleration of vesting was approximately $1.6 million.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in our fiscal year 2008 and are currently not expected to have a material effect on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income taxes and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company’s policy is to charge any interest and penalties associated with past due income tax assessments to interest expense in the statement of operations. The Company does not have any significant uncertain contingent tax liabilities at December 31, 2007 and 2006 and as a result, the adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

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

Accordingly, the following changes have been made to the Company’s consolidated balance sheet, statements of operations, stockholders’ equity and cash flows as of December 31, 2006 and 2005 and for the years then ended. Disclosures in Note 11 “Income Taxes” have also been restated. Additionally, any other footnotes reflected by the restatement have been noted as such.

	As Previously Reported	Restated
	(amounts in thousands, except for share)
Year ended December 31, 2006 (Statement of Operations)
(Provision) benefit for income taxes	$(153)	$(671)
Net loss attributable to common shareholders	$10,048	$10,714
Net loss per share	$0.36	$0.39

Balance sheet
Deferred tax liabilities	$—	$3,703
Stockholders’ equity	$41,163	$37,461

Cash flow
Net loss	$(9,531)	$(10,411)
Deferred income taxes	$—	$666

Year ended December 31, 2005 (Statement of Operations)
(Provision) benefit for income taxes	$—	$(672)
Net loss attributable to common shareholders	$4,628	$5,300
Net loss per share	$0.17	$0.19

Balance sheet
Deferred tax liabilities	$—	$3,037
Stockholders’ equity	$50,453	$47,416

Cash flow
Net loss	$(2,182)	$(2,734)
Deferred income taxes	$—	$672

3. Other Assets

Other assets (current) consist of the following:

	December 31,
	2007	2006
	(in thousands)
Deferred book costs	$420	$1,988
Loans to officers, current portion	248	360
Loan receivable	148	140
Other	15	124

	$831	$2,612

Other assets (non-current) consist of the following:

	December 31,
	2007	2006
	(in thousands)
Security deposits	$632	$671
Loans to officers	162	495
Loan receivable	338	578

	$1,132	$1,744

4. Furniture, Fixtures, Equipment and Software Development

	December 31,
	2007	2006
	(in thousands)
Construction in Progress	$195	$—
Development in Progress	1,882	2,269
Computer equipment	8,358	7,634
Furniture, fixtures and equipment	2,776	2,501
Computer, copier and phone equipment under capital lease	3,866	3,876
Software and web site development—third party	6,748	6,388
Software and web site development—internally developed	15,685	12,160
Leasehold improvements	7,166	7,052

	46,676	41,880

Less accumulated depreciation and amortization.
Accumulated depreciation and amortization includes $2,917 and $2,240 of accumulated depreciation and amortization for assets under capital leases.	28,828	23,540

	$17,848	$18,340

In 2007, the Company wrote off internally developed software and development projects in progress with a net carrying value of $1.8 million. $986,000 of the $1.8 million charge was recorded with an impairment charge in the accompanying consolidated statement of operations. The remaining $823,000 charge was recorded within selling, general and administrative expenses.

5. Investment in Affiliates

During 2004 and 2005, the Company invested $1,404,000 in cash and shares of the Company’s common stock for a 25% equity interest in Oasis Children’s Services, LLC (“Oasis”), a privately held company.

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

During 2001 and 2002, the Company invested $700,000 in SchoolNet, Inc. (“SchoolNet”), a privately held education technology solutions company. The Company currently owns approximately 5% of SchoolNet, Inc. (“SchoolNet”), a privately held education technology solutions company. The Company maintains a strategic marketing relationship with SchoolNet. The value of the Company’s investment, accounting on the cost method, is $356,000 as of December 31, 2007 and December 31, 2006.

The Company reviews its investments in affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset. The Company recorded impairment losses of $1,000,000 and $300,000 related to its investment in Oasis during 2007 and 2006, respectively.

6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill and intangible assets which are no longer subject to amortization:

	Goodwill	Territorial Marketing
Balance as of January 1, 2006	$31,006	$1,481
Additions	2,621	—

Balance as of December 31, 2007	$33,627	$1,481

The gross carrying amount of course content development was reduced during 2007 due to the disposition of the Admissions Services segment. The following is a summary of other intangible assets:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Subject to Amortization
Franchise costs	$283	$267	$16	$283	$259	$24
Course Content Development	14,438	7,114	7,324	17,174	8,110	9,064
Publishing rights	1,761	903	858	1,761	830	931
Non-compete agreements	1,544	1,258	286	1,244	1,239	5
Trademark/Tradename	338	319	19	338	316	22

	$18,364	$9,861	$8,503	$20,800	$10,754	$10,046

In October of 2007, the Company acquired its western Massachusetts franchise, Hunter Educational Services, Inc. and its Providence RI franchise, The Princeton Review of Rhode Island, Inc., in separate transactions. The acquisitions resulted in additions to Goodwill of $2.6 million and the non-compete agreements of $300,000 in 2007.

Aggregate amortization expense was $2.8 million, $3.3 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated aggregate amortization is $3.0 million, $2.7 million, $2.1 million, $137,000, $76,000 and $490,000 for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

7. Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
	(in thousands)
Line of credit	$—	$15,000
Notes payable	1,670	2,417
Capital lease obligations	460	1,079

	2,130	18,496
Less current portion	1,020	4,369

	$1,110	$14,127

Line of Credit

In 2006, the Company had entered into a Credit Agreement (the “Credit Agreement”), among the Company, Princeton Review Operations, L.L.C., a wholly owned subsidiary of the Company (“Operations”), Golub Capital CP Funding, LLC and such other lenders who become signatory from time to time, and Golub Capital Incorporated (“Golub”), as Administrative Agent.

The Credit Agreement provides for a revolving credit facility with a term of five years and a maximum aggregate principal amount of $15 million (the “Credit Facility”). Operations is a guarantor of the Company’s obligations under the Credit Agreement. As of the date of execution, Golub Capital CP Funding was the only lender party to the Credit Agreement.

The Company’s borrowings under the Credit Facility were secured by a first priority lien on all of the Company’s and Operations’ assets. In addition the Company had pledged all of its equity interests in its subsidiaries, and all other equity investments held by the Company to Golub as security for the Credit Facility.

In connection with the issuance of the Series C Preferred Stock, the Company paid off and terminated its revolving credit facility with Golub Capital CP Funding.

Notes Payable

In 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of this acquisition with notes to the sellers. The promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. At December 31, 2007 and 2006, $1,250,000 and $1,875,000 was outstanding, respectively.

In 2003 the Company acquired Princeton Review of North Carolina, Inc. The Company financed part of this acquisition with notes, which included imputed interest at 5% per year. These notes are payable in annual installments, including interest of approximately $125,000 per year in the years 2007 through 2010. At December 31, 2007 and 2006, $385,000 and $500,000 was outstanding, respectively.

The annual maturities of notes payable as of December 31, 2007 are approximately as follows:

As of December 31,	Amount Maturing
(In thousands)
2008	$782
2009	753
2010	135

$1,670

Capital Lease Obligations

At December 31, 2007, the Company has leased approximately $3.9 million of computers, copiers, and phone equipment under capital leases, all of which are included in fixed assets.

The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2007:

Year ending December 31,	(in thousands)
2008	$273
2009	130
2010	50
2011	18
2012	1
Thereafter	0

Total	472
Less: amounts representing interest (effective interest rate ranges from 6% to 11%)	39

Present value of minimum lease payments	433
Less: current portion of capital lease obligations	238

Long-term portion of capital lease obligations	$195

8. Accrued Expense

Accrued expenses consisting of the following:	2007	2006
	(in Thousands)
Payroll and related benefits	$4,362	$4,257
Restructuring	4,308	—
Accrued expenses	6,643	5,166
Legal and settlements	2,969	251
Other	2,024	1,603

	$20,306	$11,277

9. Redeemable Preferred Stock

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

In addition, the Company entered into an Investor Rights Agreement dated July 23, 2007, by and among the Company and the Purchasers, pursuant to which the Company granted the Purchasers and Michael J. Perik, the Company’s Chief Executive Officer, demand registration rights for the registration of the resale of the shares of common stock issued or issuable upon conversion of Series C Preferred Stock. Any demand for registration must be made for at least 20% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Investor Rights Agreement also grants the Purchasers preemptive rights with respect to certain issuances which may be undertaken by the Company in the future.

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

In addition, the Company granted the holder certain rights entitling the holder to purchase up to 20,000 shares of additional preferred stock, at a price of $1,000 per share, for an aggregate additional consideration of $20,000,000 (the “Warrant”). These rights to purchase additional shares are legally detachable from the Series B-1 Preferred Stock and may be exercised by the holder separately from actions taken with regard to the originally issued Series B-1 Preferred Stock. Due to the delay in the effectiveness of the registration statement relating to the Series B-1 Preferred Stock, and the Company’s failure to maintain its effectiveness as required by the agreement with the holder, the conversion price for any such additional series of preferred stock was reduced to the greater of (1) $6.9327 or (2) 75.63% of the prevailing price of common stock at the time of exercise of the rights. These rights were exercised by the holder on one or more occasions commencing July 1, 2005, and for the 24-month period thereafter, which period may be extended under certain circumstances, including extension by one day for each day the registration requirements are not met.

Embedded derivatives and warrant

As noted above, the Series B-1 Preferred Stock which included embedded derivatives was terminated on July 23, 2007. The embedded derivatives do not exist at December 31, 2007.

The Series B-1 Preferred Stock includes, among others, the following terms, which the Company has concluded constitute embedded derivatives:

•

Holder Conversion Option—The Series B-1 Preferred Stock is convertible into the Company’s common stock at the option of the holder at any time. The initial conversion price was $11.00 per commons share, but was decreased to $8.0860 per commons share due to a delay in the effectiveness of the registration statement relating to the Company’s common stock issuable upon conversion of the Series B-1 Preferred Stock and the subsequent failure to keep the registration statement effective in accordance with the agreement with the holder. The Company may be required to further reduce the conversion price upon certain events such as the issuance of common stock at a price below the conversion price or if the Company fails to keep the registration statement current.

•

“Make Whole” Provision—In the event that the Company is party to one of several transactions classified as a “business combination,” upon consummation of the transaction, the holder is entitled to receive (at the holder’s election)

a)	The consideration to which the holder would have been entitled had it converted the Series B-1 Preferred Stock into common stock immediately prior to consummation,

b)	The consideration to which the holder would have been entitled had it redeemed the Series B-1 Preferred Stock for common stock immediately prior to consummation or

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

The Company determined that the fair value of the combined embedded derivatives and Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized as other income (expense) on the income statement. During the year ended December 31, 2007, the Company recognized $7.5 million of other expense related to the final adjustment of the fair value for the embedded derivatives and Warrant. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to it redemption value at its earliest possible redemption date (November 28, 2005).

The embedded derivatives and Warrant were valued at each fiscal quarter-end using a valuation model that combines the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and Warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25%—40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at September 30, 2006.

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

Since the dividend rate on the Series B-1 Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the Warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the Warrant, including, the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25%—40% and risk-free rate based on the estimated life of the Warrant.

Dividends

For the years ended December 31, 2007 and 2006, cash dividends in the amount of $233,000 and $517,000, respectively, were paid to the Series B-1 Preferred stockholder.

Additionally, the Company is accreting the accrued unpaid dividends and issuance costs of $2.0 million related to the Series C Preferred Stock over a four year period and is shown on the income statement below net income (loss) and above income (loss) attributed to common stockholders.

10. Commitments and Contingencies

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

Office and Classroom Leases

The Company has entered into various operating leases in excess of one year, primarily office and classroom site locations. Minimum rental commitments under these leases, including fixed escalation clauses, which are in excess of one year, as of December 31, 2007, are approximately as follows:

Years Ending December 31,	(in thousands)
2008	$6,384
2009	5,863
2010	5,120
2011	4,391
2012	4,066
Thereafter	6,316

$32,140

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $13.4 million, $10.0 million, and $9.5 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

Legal Matters

On August 3, 2005, CollegeNet, Inc. filed a lawsuit against the Company in federal district court in Portland, Oregon, alleging infringement of U.S. Patent No. 6,460,042 (“the ‘042 Patent”), which is entitled “Universal Forms Engine.” On November 21, 2005, CollegeNet filed an amended complaint that added a second patent to the lawsuit, U.S. Patent No. 6,910,045 (“the ‘045 Patent”), which is entitled “Automatic Data Transmission in Response to Content of Electronic Forms Satisfying Criteria.” CollegeNet’s complaint sought injunctive relief and unspecified monetary damages. In its responsive pleadings, the Company denied infringement and asserted that ‘042 and ‘045 Patents are invalid.

On December 13, 2007 CollegeNET and the Company reached an amicable settlement of all issues in the litigation without any admission of liability on the part of the Company. In connection with the settlement, the Company paid $2.6 million to CollegeNET, which has been reflected in discontinued operations in the financial statements.

Co-authorship Agreements

In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2007, 2006, and 2005. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for royalties were approximately $611,000, $615,000, and $524,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The expense related to co-author payments is accrued monthly and is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

11. Income Taxes

The (provision) benefit for income taxes consists of the following:

	Year Ended December 31,
	2007	2006 As Restated	2005 As Restated
	(in thousands)
Current tax (provision) benefit:
U.S. Federal	$634	$110	$—
State	216	38	—
Foreign	(165)	(153)	—

	685	(5)	—

Deferred tax (provision) benefit:
U.S. Federal	(509)	(494)	(491)
State	(173)	(172)	(181)
Foreign	—	—	—

	(682)	(666)	(672)

Total (provision) benefit for income taxes	$3	$(671)	$(672)

Pursuant to SFAS No. 109, Accounting for income taxes, the Company recorded a corresponding provision for income taxes for the years ended December 31, 2007 and 2006 of $850,000 and $148,000, respectively, as part of the company’s income from discontinued operations.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2007	2006 As Restated
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$34,120	$26,314
Accumulated amortization including write down of intangibles	669	2,894
Tax credit carryforwards	85	85
Allowance for doubtful accounts	1,709	982
Equity compensation	1,237	186
Capitalized inventory costs	238	180
Deferred rent	1,047	1,052
Unrealized loses	676	269
Other	495	453

Total deferred tax assets	40,276	32,415

Deferred tax liabilities:
Software development costs	(3,884)	(2,277)
Accumulated amortization of intangibles with indefinite lives	(4,385)	(3,703)
Accumulated depreciation	(64)	(537)

Total deferred tax liabilities	(8,333)	(6,517)

Net deferred tax liabilities before valuation allowance	31,943	25,898
Valuation allowance	(36,328)	(29,601)

Net deferred tax liabilities	$(4,385)	$(3,703)

Under SFAS No. 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. A valuation allowance has been recorded for $36.3 million and $29.6 million for the years ended December 31, 2007 and 2006, respectively.

In accordance with FAS 109, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the company’s net operating loss carry-over period expires. The deferred tax liability related to assets with indefinite lives and tax deductible goodwill are $4.4 million and $3.7 million as of December 31, 2007 and 2006, respectively.

The Company has a net operating loss carryforward totaling approximately $87.3 million which expires in the years 2021 through 2027, and other temporary differences which will be available to offset regular taxable income during the carryforward period. Net operating losses may be subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to the Series C Preferred Stock issuance. The Company is evaluating the effect on the limitations on the future use of its net operating loss carryforwards and whether this issuance will result in an ownership change under Section 382. The analysis does not impact the income tax provision for the year ended December 31, 2007.

A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2007, 2006 and 2005 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2007		2006 As Restated		2005 As Restated
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	$10,192	34%	$3,312	34%	$701	34%
Effect of permanent differences and other	(3,191)	(11)%	(687)	(7)%	454	22%
Effect of state taxes	1,337	5%	384	4%	359	17%
Effect of adjustments for prior year’s state Net operating loss carryforwards	(1,608)	(5)%	—	—	—	—
Valuation allowance	(6,727)	(22)%	(3,680)	(38)%	(2,186)	(106)%

	$3	1%	$(671)	(7)%	$(672)	(33)%

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are not significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. The table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2007 is omitted as there is no activity to report in such account for the year ended December 31, 2007.

12. Stock Based Compensation and Employee Benefits

Stock Option Plans

In connection with the adoption of SFAS 123R(r), the Company reassessed its valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. For the year ended December 31, 2007, the Company considered implied volatilities of currently traded options to provide an estimate of volatility based upon current trading activity. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. Upon adoption of SFAS 123(r), the Company validated its estimates and assumptions with an independent third party having the relevant expertise in valuation methodologies. The Company updates these assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	2007	2006	2005
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	4.3%	5.0%	4.3%
Volatility	42.0%	40.0%	54.0%

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Common stock for the exercise of the company’s stock based compensation awards will be available through the issuance of authorized shares.

SFAS 123(r) requires the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted to exclude periods in which forfeit rates are impacted by non-recurring events, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

The Company’s 2000 Stock Incentive Plan (the “Stock Incentive Plan”) adopted on April 1, 2000 provides for the authorization and issuance of an aggregate of 6,145,968 shares of common stock. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted stock are granted to officers and certain employees and generally fully vest two years from the grant date. As of December 31, 2007, there were approximately 1,108,000 shares available for grant.

During 2007 the Company granted options that are not part of Stock Incentive Plan. These options, totaling 2,450,000 shares, were granted to the Company President and Chief Financial and Operating Officer and are for periods not to exceed ten years. These options vest quarterly over four years.

The following table presents the option activity for the years ended December 31, 2007, December 31, 2006 and December 31, 2005:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2007	3,155,527	$6.98
Granted at Market	1,517,026	6.70
Granted at Market—non-plan options	2,450,000	5.23
Forfeited	(542,991)	7.19
Exercised	(229,784)	5.22
Outstanding at December 31, 2007	6,349,778	$6.29
Vested or expected to vest at December 31, 2007	5,287,596	$6.37	6.20	$10,575
Exercisable at December 31, 2007	2,807,183	$6.78	3.23	$4,557

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $2.43 , $2.57 and $2.00, respectively.

The aggregate intrinsic value of stock options outstanding and exercisable was $4,557,000, $588,000 and 548,000 for the years ending December 31, 2007, 2006 and 2005, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2007, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at January 1, 2007	113,350	$6.20
Awards granted	538,459	5.72
Awards vested	(463,309)	6.75
Awards forfeited	(53,211)	5.51

Nonvested awards outstanding at December 31, 2007	135,289	$6.17

As a result of adopting Statement 123(r) on January 1, 2006, the Company recognized stock compensation expense of approximately $5,165,000 and $791,000 for the years ended December 31, 2007 and 2006, respectively. $1.7 million of the stock compensation expense has been recorded as a part of restructuring. The remaining amounts have been recorded in selling, general and administrative expenses. As of December 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock option awards amounted to approximately $4,756,000, including estimated forfeitures. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Weighted average remaining years of contractual life for options outstanding and exercisable at December 31, 2007 was 6.75 years.

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

Performance Stock Awards

In May 2006, the Board of Directors approved the granting of 87,550 Performance-Based Deferred Stock awards under the Plan having a grant-date fair value of $180,940. Awards were made to selected executives and other key employees. Vesting of the awards is based on a progressive scale (“threshold,” “target,” and “maximum”), contingent upon meeting company-wide performance goals related to earnings per share and return on asset targets in the two year performance period ending December 31, 2007.

The values of each Performance-Based Deferred Stock award were estimated on the date of grant and have been subsequently adjusted to reflect management’s expectations about achieving targeted amounts. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for Performance-Based Deferred Stock awards under the Stock Incentive Plan is two years. At December 31, 2007, 12,750 Performance-Based Deferred Stock awards were issued and outstanding. As of December 31, 2007, there was approximately $3,000 of unrecognized compensation cost related to Performance-Based Deferred Stock awards. That cost is expected to be recognized over a remaining period of 5 months.

Restricted Stock Awards

In May 2006, the Board of Directors approved the granting of 148,200 shares of Restricted Stock awards under the Stock Incentive Plan having a grant-date fair value of $918,280. Awards were made to selected key employees whose vesting is contingent upon retention at the end of the two year period ending May 5, 2008. At the end of the vesting period the Restricted Stock will vest and the restrictions will terminate.

The value of each Restricted Stock award was estimated on the date of grant and assumes that the employee will remain with the Company. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The expected term for the Restricted Stock awards is two years, which is equal to vesting schedule.

During 2007, the Board of Directors approved the granting of 280,940 shares of Restricted Stock under the Company’s 2000 Stock Incentive Plan to the senior management of the Company and the outside members of the Board of Directors, having a grant-date fair value of $1.4 million. These Restricted Stock awards generally vest quarterly over a two year period. As of December 31, 2007, 220,768 shares of Restricted Stock were outstanding with unrecognized compensation cost of $414,000 to be recognized over a period of one year.

The Board of Directors also approved in May 2007 the granting of 257,519 shares of Restricted Stock, which vested immediately, as payment of bonuses to employees, in lieu of payment in cash resulting in a compensation cost of $1.7 million.

Retirement Plan

The Company has a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, which provides that eligible employees may make contributions subject to Internal Revenue Code limitations. Employees become eligible to participate in the Plan on their first anniversary following the beginning of their full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company’s contributions to the Plan for the years ended December 31, 2007, 2006 and 2005 were $279,000, $283,000, and $342,000 respectively.

13. Related Parties

Publisher

Random House, Inc., a holder of 1,515,353 shares of the Company’s common stock at December 31, 2007, is also the publisher and distributor of substantially all of the Company’s books. For the years ended December 31, 2007, 2006 and 2005, the Company earned $3.9 million, $3.6 million and $3.3 million respectively, of book and publication income from Random House, Inc. Total receivables at December 31, 2007 and 2006 included $2.6 million and $2.0 million, respectively, due from Random House, Inc. for royalties, book advances, copy editing and marketing fees. During 2006, we entered into a web hosting agreement with Random House. For the years ended December 31, 2007 and 2006, we paid approximately $959,000 and $210,000 respectively, for these services.

Loans to Officers

As of December 31, 2007 and 2006 the Company had a loan to one executive officer in the amount of $410,000 and $494,000. No loans were made to executive officers after February 2002. Such amounts and accrued interest are included in “Other Current Assets” and “Other assets” at December 31, 2007 and 2006. The loan is payable in four consecutive, annual installments with the first payment to be made on the earlier of the fourth anniversary of the loan or 60 days after termination of employment, accrue interest at 7.3% per year and, at December 31, 2007, was secured by 124,821 shares of the Company’s common stock.

Transactions with US Skills, LLC

During 2006 and 2007, the Company entered into agreements with Achievement Technologies, Inc. (“ATI”) and its successor corporation, US Skills, LLC (“US Skills”), under which ATI paid $584,000 to the Company in 2006 and US Skills paid $500,000 to the Company in 2007 for the use of certain licenses of the Company’s technology. On July 22, 2007, Michael Perik, was appointed Chief Executive Officer, President and a director of the company. Mr. Perik has a controlling ownership interest in both ATI and US Skills. Other than as described above, there are no other transactions to which the Company is a party and in which Mr. Perik has a material interest that is required to be disclosed. The Company recognized approximately $250,000 and $580,000 of revenue in 2007 and 2006, respectively related to these transactions.

14. Segment Reporting

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company’s operations are aggregated into three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. During the fourth quarter of 2007, the Company began to separately measure the performance of its SES business. As a result, the financial information for the SES division have been presented as a separate segment.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. Additionally, each division earns royalties and other fees from sales of its books published by Random House. The SES division provides tutoring to eligible students under the No Child Left Behind (“NCLB”) Act.

In connection with the transaction described in Note 18, financial results associated with the admissions publications and college counseling services previously reported in the Admissions Services division have been reclassified for all periods presented into Test Preparation Services and K-12 Services, respectively.

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

	Year Ended December 31, 2007 (in thousands)
	Test Preparation Services	SES	K-12 Services	Corporate	Total
Revenue	$93,417	$17,197	$35,995	$—	$146,609

Operating expense (including depreciation and amortization)	45,447	7,938	15,960	37,920	107,265

Operating income (loss)	13,829	1,784	235	(37,920)	(22,072)
Depreciation and amortization	2,089	11	4,050	2,230	8,380
Other income (expense)	—	—	—	(7,558)	(7,558)

Segment EBITDA	15,918	1,795	4,285	(43,248)	(21,250)

Total segment assets	$63,689	$117	$24,286	$35,956	$124,048

Segment goodwill	$33,627	$—	$—	$—	$33,627

Expenditures for long lived assets	$834	$107	$3,535	$1,410	$5,886

	Year Ended December 31, 2006 As Restated (in thousands)
	Test Preparation Services	SES	K-12 Services	Corporate	Total
Revenue	$90,418	$6,798	$37,965	$—	$135,181

Operating expense (including depreciation and amortization)	45,802	4,817	17,357	18,314	86,290

Operating income (loss)	13,754	(1,740)	(2,757)	(18,314)	(9,057)
Depreciation and amortization	2,749	2	3,618	2,211	8,580
Other income (expense)	0	0	0	(34)	(34)

Segment EBITDA	16,503	(1,738)	861	(16,137)	(511)

Total segment assets	$54,385	$9	$33,742	$27,300	$115,436

Segment goodwill	$31,006	$0	$0	$0	$31,006

Expenditures for long lived assets	$2,456	$9	$4,344	$2,710	$9,519

	Year Ended December 31, 2005 (in thousands) As Restated
	Test Preparation Services	SES	K-12 Services	Corporate	Total
Revenue	$93,808	$—	$31,931	$—	$125,739

Operating expense (including depreciation and amortization)	45,659	586	16,639	20,623	83,507

Operating income (loss)	19,461	(586)	(2,387)	(20,623)	(4,135)
Depreciation and amortization	3,687	0	2,859	1,250	7,796
Other income (expense)	(39)	0	990	1,469	2,420

Segment EBITDA	23,109	(586)	1,462	(17,904)	6,081

Total segment assets	$44,874	$0	$21,936	$28,201	$95,011

Segment goodwill	$31,006	$0	$0	$0	$31,006

Expenditures for long lived assets	$2,385	$0	$7,727	$3,354	$13,466

Reconciliation of operating income (loss) to net income (loss)

	Years Ended December 31,
	2007	2006 As Restated	2005 As Restated
Segment EBITDA	$(21,250)	$(511)	$6,081
Depreciation and amortization	(8,380)	(8,580)	(7,796)
Interest income	(348)	(649)	(347)

Net loss from continuing operations before income taxes	$(29,978)	$(9,740)	$(2,062)

15. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2007. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31, 2007 As Restated	June 30, 2007 As Restated	Sept. 30, 2007 As Restated	Dec. 31, 2007	Mar. 31, 2006 As Restated	June 30, 2006 As Restated	Sept. 30, 2006 As Restated	Dec. 31, 2006 As Restated
	(in thousands, except per share data)
Revenue
Test Preparation Services	$20,863	$25,074	$26,502	$20,978	$23,135	$21,274	$27,026	$18,983
SES	6,225	2,457	(31)	8,546	2,760	1,266	(318)	3,090
K-12 Services	13,082	8,854	7,167	6,892	7,717	10,695	7,588	11,965

Total revenue	40,170	36,385	33,638	36,416	33,612	33,235	34,296	34,038

Cost of revenue
Test Preparation Services	8,367	8,133	10,350	7,288	7,265	7,102	9,421	7,074
SES	2,845	787	86	3,759	919	911	57	1,834
K-12 Services	6,928	5,514	3,627	3,732	5,195	5,369	5,838	6,963

Total cost of revenue	18,140	14,434	14,063	14,779	13,379	13,382	15,316	15,871

Gross profit	22,030	21,951	19,575	21,637	20,234	19,853	18,980	18,167
Operating expenses
Selling, general and administrative	22,652	21,713	23,611	27,832	22,227	20,191	21,523	22,048
Restructuring	—	—	1,725	7,746	—	—	—	—
Impairment of investment	—	—	—	1,986	—	—	—	300

Total operating expenses	22,652	21,713	25,336	37,564	22,227	20,191	21,523	22,348

Income (loss) from continuing operations	(1,033)	(3,817)	(8,754)	(16,369)	(2,146)	(1,011)	(2,735)	(4,519)

DiscontinuedOperations
Income (loss) from discontinued operations	1,198	(246)	(1,267)	(2,383)	122	(428)	302	365
Gain from disposal of discontinued operations	4,539	—	—	240	—	—	—	—
(Provision) benefit for income taxes	(178)	(394)	(1,117)	840	(50)	175	(124)	(150)

Income (loss) from discontinued operations	5,559	(640)	(2,384)	(1,303)	72	(253)	178	215

Net income attributed to common stockholders	4,423	(4,561)	(12,021)	(18,816)	$(2,231)	(1,411)	(2,663)	(4,408)

Earnings (loss) per share Basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.14)	$(0.34)	$(0.62)	$(0.08)	$(0.04)	$(0.11)	$(0.17)

Income (loss) from discontinued operations	$0.20	$(0.02)	$(0.09)	$(0.05)	$—	$(0.01)	$0.01	$0.01

Income(loss) attributed to common shareholders	$0.16	$(0.16)	$(0.43)	$(0.67)	$(0.08)	$(0.05)	$(0.10)	$(0.16)

Weighted average shares used in computing net income (loss) per share
Basic	27,576	27,890	28,031	28,138	27,572	27,574	27,575	27,587

Diluted	27,576	27,890	28,031	28,138	27,572	27,574	27,575	27,587

16. Earnings (Loss) Per Share

The following table sets forth the numerator and denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Weighted average common shares outstanding Basic	27,877	27,578	27,570

The numerator for earnings (loss) per share is calculated for income loss from continuing operations by added income from continuing operations and dividend and accretion on Preferred Stock. Dividends accrued and/or paid in 2007, 2006 and 2005 were $1.8 million, $517,000 and $534,000, respectively, which had an effect on EPS in 2007, 2006, and 2005 of ($0.07), ($0.02), and ($0.02), respectively.

The following were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	277	163	132
Effect of convertible preferred stock-based on the if converted method	5,341	1,299	1,007
Other	0	9	9

	5,618	1,471	1,148

17. Restructuring

The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007, continuing into the fourth quarter ending December 31, 2007. The costs incurred related to the loss of a significant customer, and the relocation of its finance and some legal operations from New York City to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its annual report on form 10-K filed to the SEC.

A restructuring charge of $9.5 million was recorded during the year ended December 31, 2007 related to employee severance and termination benefits. All expenses associated with the Company’s restructuring plans are recorded as restructuring charges and are included in total operating expenses in the Consolidated Statements of Operations.

In the fourth quarter the Company made the decision to exit a portion of a leased property and will not cease use of the property until the second quarter of 2008. In accordance with Statement of Accounting Standards Number 146, Accounting for Costs Associated with Exit or Disposal Activities, the charge of $2.4 million will not be recorded until the second quarter or when we cease to use the property.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the year ended December 31, 2007 (in thousands):

Severance and Termination Benefits
Restructuring provision	$9,470
Non-Cash Charges	(1,684)
Cash paid	(3,478)

Accrued restructuring balance at December 31, 2007	$4,308

The Company anticipates that substantially all of the remaining restructuring reserve balance will be paid out in cash through the first quarter of fiscal year 2008.

18. Disposal and Acquisition of Assets

Admissions Tech Business

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division for purchase price of $7.0 million. The Company sold to Embark Corp. the assets related to providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”). Additionally, the Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company anticipates earning $240,000 of the earn-out, which was recorded in 2007 as part of gain from disposal of discontinued operations and is expected to be paid by December 31, 2008. The Company recorded a gain on the sale of these assets in the amount of $4.8 million.

The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Years Ended December 31,
	2007	2006	2005
Revenues	$—	$5,559	$4,805
Cost of revenues	—	1,173	2,076

Gross margin	—	4,386	2,729
Operating expenses(a)	2,697	4,024	2,852

Income (loss) from discontinued operations before income taxes	$(2,697)	$362	$(123)

The net assets of the discontinued operations were as follows as of December 31, 2006:

December 31, 2006
(in thousands)
Current assets	$4,258
Furniture, fixtures, equipment and software development, net	138
Goodwill	500
Other intangibles, net	1,283
Other assets	59

Non-current assets	1,980

Total assets related to discontinued operations	$6,238

Current liabilities	$2,541

Total liabilities related to discontinued operations	$2,541

(a)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $ $70,000, $ 1,614,000 and $ 2,405,000 for the years ended December 31, 2007, 2006 and 2005.

Acquisitions—Amherst and Providence Franchises

In October of 2007, we acquired our western Massachusetts franchise, Hunter Educational Services, Inc., and our Providence, Rhode Island franchise, The Princeton Review of Rhode Island, Inc, in separate transactions.

The purchase price for the western Massachusetts franchise was $1.0 million plus a minimum earn-out payment of $650,000. The purchase price for the Providence, Rhode Island franchise was $935,000 plus an additional earn-out payment based on receipts for the next five years of not more than $1,065,000, of which $300,000 represents a minimum earn-out. The acquisitions were accounted for under the purchase method of accounting and resulted in goodwill of $2.6 million and an increase in non-compete agreements of $300,000. The acquisitions are part of an ongoing effort to consolidate operations by buying back our domestic franchises.

19. Subsequent Events

Acquisition of TSI

In March 2008, the Company acquired Test Services, Inc. (TSI), the owner of ten Princeton Review franchises. Under the terms of the Agreement and Plan of Merger TSI become a wholly owned subsidiary of the Princeton Review. The purchase price consists of $4.6 million in cash and through the issuance of 4,225,000 shares of the Company’s common stock. The purchase price is subject to an adjustment under certain circumstances as of the first anniversary of the closing based on the value of the Company’s common stock at that time. Alta Colleges, Inc., the seller of TSI, has been granted registration rights for their shares received in this transaction in certain future registration statements of the Company.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended December 31, 2007	$2,521	$2,101	$(1,787)	$2,835
Year Ended December 31, 2006	$1,436	$2,571	$(1,486)	$2,521
Year Ended December 31, 2005	$553	$1,287	$(404)	$1,436

Valuation allowance for deferred tax assets
Year Ended December 31, 2007	$29,601	$6,727	$—	$36,328
Year Ended December 31, 2006 As Restated	$25,921	$3,680	$—	$29,601
Year Ended December 31, 2005 As Restated	$23,735	$2,186	$—	$25,921

(1)	Consists primarily of amounts written off during the period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2007. The evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), and included a review of the controls’ objectives, design and operating effectiveness with respect to the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of Disclosure Controls evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary.

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

Based upon the evaluation of our Disclosure Controls, and in light of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” our CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in accordance with generally accepted accounting principles and within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment identified the following material weaknesses in internal control over financial reporting, which in all instances are impacted by the lack of adequate staffing and training, excessive employee turnover and procedural breakdowns in compliance with the Company’s internal policies and procedures.

•	Financial Statement Close Process

The Company concluded that controls over the financial statement close process related to various account reconciliations and analyses, including bank accounts, accounts receivable, deferred projects costs, other assets and accrued liabilities were not effective. As a result, a large volume of adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Revenue Recognition

In 2006 the Company concluded that controls to ensure that revenue was appropriately recognized for certain unusual or complex transactions in accordance with generally accepted accounting principles were not effective. This included the accounting for certain multiple-element arrangements within its K-12 and Admission Services divisions and a specific barter transaction as a nonmonetary exchange. This deficiency also extends to revenue recognition for certain accounts receivable billings that are heavily reliant on manual processes. In addition to the staffing and procedural issues noted above, factors contributing to this control deficiency were poor recordkeeping and lack of transparency of certain underlying transaction details for the manual billings. In 2007 the Company addressed the complexities of contractual arrangements with multiple element deliveries thereby decreasing the closing adjustments necessary in this area. The new management team needs another 12 months to evaluate the effectiveness of these changes. Due to the significance of the adjustments identified, there remains a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Accounting for Income Taxes

In the fourth quarter of 2007 management concluded that the previous years’ and previous reported financial statements were not properly reflecting the appropriate deferred tax liabilities. The company had historically relied on an outside advisor for the preparation of tax disclosures and this control was deficient. Due to the significance of the adjustments identified, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

Based on our evaluation and because of the material weaknesses described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006 and 2007

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

In 2007, management is in the process of implementing its remediation plan for the material weaknesses indentified above which includes the following:

•

Hiring of a completely new, more qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department,

•

use of an outside consultant to work with our accounting personnel to improve our account analyses to ensure that account reconciliations and amounts recorded, as well as the review of these areas, are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner,

•	updating of our policies and procedures along with control matrices and implementing procedures to ensure timely compliance, including the use of internal audit,

•	establishing programs to provide ongoing training and professional education and development plans for the accounting department,

•

with respect to revenue recognition, improving the communications and workflow by which unusual or complex transactions are evaluated for revenue recognition as well as the process for manual accounts receivable billings.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

The Princeton Review, Inc. and Subsidiaries

We have audited The Princeton Review, Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Princeton Review, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on The Princeton Review, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	Financial Statement Close Process

The Company concluded that controls over the financial statement close process related to various account reconciliations and analyses, including bank accounts, accounts receivable, deferred projects costs, other assets and accrued liabilities were not effective. As a result, a large volume of adjustments were necessary to present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Revenue Recognition

In 2006 the Company concluded that controls to ensure that revenue was appropriately recognized for certain unusual or complex transactions in accordance with generally accepted accounting principles were not effective. This included the accounting for certain multiple-element arrangements within its K-12 and Admission Services divisions and a specific barter transaction as a nonmonetary exchange. This deficiency also extends to revenue recognition for certain accounts receivable billings that are heavily reliant on manual processes. In addition to the staffing and procedural issues noted above, factors contributing to this control deficiency were poor recordkeeping and lack of transparency of certain underlying transaction details for the manual billings. In 2007 the Company addressed the complexities of contractual arrangements with multiple element deliveries thereby decreasing the closing adjustments necessary in this area. The new management team needs another 12 months to evaluate the effectiveness of these changes. Due to the significance of the adjustments identified, there remains a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

•	Accounting for Income Taxes

In the fourth quarter of 2007 management concluded that the previous years’ and previous reported financial statements were not properly reflecting the appropriate deferred tax liabilities. The company had historically relied on an outside advisor for the preparation of tax disclosures and this control was deficient. Due to the significance of the adjustments identified, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Princeton Review, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Princeton Review, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of 2007 financial statements, and this report does not affect our report dated March 17, 2008, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York

March 17, 2008

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, scheduled to be held on June 25, 2008.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, scheduled to be held on June 25, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, scheduled to be held on June 25, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, scheduled to be held on June 25, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, scheduled to be held on June 25, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 37 of this Annual Report on Form 10-K.

2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 37 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

3. Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description
2.1

—    Asset Purchase Agreement, dated as of February 16, 2007, by and among MRU Holdings, Inc., Embark Corp. and The Princeton Review, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 21, 2007).

2.2

—    Agreement and Plan of Merger, dated as of February 21, 2008, by and among The Princeton Review, Inc., TPR/TSI Merger Company, Inc., Alta Colleges, Inc. and Test Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 22, 2008).

3.1

—    Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001 (our “Form S-1”)).

3.2

—    Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2007 (our “July 26, 2007 Form 8-K”)).

4.1	— Form of Specimen Common Stock Certificate(1).

4.2	— Certificate of Designation of Series C Convertible Preferred Stock of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 3.1 to our July 26, 2007 Form 8-K).

4.3

—    Investor Rights Agreement, dated as of July 23, 2007, by and among The Princeton Review, Inc. and certain of its stockholders (incorporated herein by reference to Exhibit 4.1 to our July 26, 2007 Form 8-K).

4.4

—    Registration Rights Agreement, dated as of March 7, 2008, between The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on March 10, 2008).

10.1	— The Princeton Review, Inc. 2000 Stock Incentive Plan, March 2000 (incorporated herein by reference to Exhibit 10.5 to our Form S-1).

10.2	— Amendment to The Princeton Review, Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5.1 to our Form S-1).

10.3	— Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.4	— Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.5	— Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.6	— Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.7	— Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.8	— Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

Exhibit Number	Description
10.9

—    Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the Securities and Exchange Commission on May 14, 2002 (the “2002 First Quarter Form 10-Q”)).

10.10	— Employment Agreement, dated as of April 10, 2002, by and between The Princeton Review, Inc. and Mark Chernis (incorporated by reference to Exhibit 10.2 to our 2002 First Quarter Form 10-Q).

10.11

—    Non-Recourse Promissory Note, dated November 27, 2001, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.53 of our Annual Report on Form 10-K for the year ended December 31, 2001 (our “2001 Form 10-K”)).

10.12	— Pledge and Security Agreement, dated as of November 27, 2001, by and between Mark Chernis and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.54 2001 Form 10-K).

10.13	— Non-Recourse Promissory Note, dated March 7, 2002, made by Mark Chernis in favor of The Princeton Review, Inc. (incorporated by reference to Exhibit 10.55 of our 2001 Form 10-K).

10.14

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

10.15

—    Employment Agreement, dated July 1, 2005, between The Princeton Review, Inc. and Andrew Bonanni (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 0000-32469) for the third quarter of 2005, filed with the Securities and Exchange Commission on November 9, 2005).

10.16	— Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co.

10.17

—    Employment Agreement, dated April 26, 2004, between The Princeton Review, Inc. and Margot Lebenberg (incorporated herein by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.18

—    Indemnification Agreement, dated December 14, 2004, between The Princeton Review, Inc. and Margot Lebenberg (incorporated herein by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.19

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.20

—    Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the Securities and Exchange Commission on May 10, 2006).

10.21

—    Amendment to Employment Agreement, dated September 25, 2006, between The Princeton Review, Inc. and Andrew Bonnani (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on September 27, 2006).

Exhibit Number	Description
10.22

—    Employment Agreement, dated January 19, 2007, between The Princeton Review, Inc. and Stephen Melvin (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on January 19, 2007).

10.23

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on May 3, 2007).

10.24

—    Series C Preferred Stock Purchase Agreement dated as of July 23, 2007 among The Princeton Review, Inc., Bain Capital Venture Fund 2007, Prides Capital Fund I LP and the other purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on July 26, 2007).

10.25

—    Amendment, dated June 21, 2007, to Employment Agreement between Margot Lebenberg and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on July 26, 2007).

10.26

—    Amendment, dated July 22, 2007, to Employment Agreement between Mark Chernis and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on August 9, 2007).

10.27

—    Employment Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on August 9, 2007).

10.28

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on August 9, 2007).

10.29	— Amendment, dated August 8, 2007, to Employment Agreement between Stephen Melvin and The Princeton Review, Inc. (filed herewith).

10.30	— Employment Agreement, dated September 12, 2005, between Kevin Howell and The Princeton Review, Inc. (filed herewith).

10.31	— Amendment, dated May 5, 2006, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (filed herewith).

10.32	— Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (filed herewith).

10.33	— Employment letter, dated October 18, 2007, between John Marshall and The Princeton Review, Inc. (filed herewith).

10.34	— Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (filed herewith)

21.1	— Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2004).

23.1	— Consent of Grant Thornton LLP.

23.2	— Consent of Ernst & Young LLP.

Exhibit Number	Description
24.1	— Powers of Attorney (included on the signature pages hereto).

31.1	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit with the same number to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2008.

THE PRINCETON REVIEW, INC.

By:	/s/ MICHAEL J. PERIK
Michael J. Perik
President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of Michael J. Perik, Stephen Richards and Neal Winneg, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. PERIK Michael J. Perik	President and Chief Executive Officer (principal executive officer) and Director	March 17, 2008

/s/ STEPHEN RICHARDS Stephen Richards	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 17, 2008

/s/ JOHN S. KATZMAN John S. Katzman	Chairman of the Board of Directors	March 17, 2008

/s/ JEFFREY R. CRISAN Jeffrey R. Crisan	Director	March 17, 2008

/s/ ROBERT E. EVANSON Robert E. Evanson	Director	March 17, 2008

/s/ RICHARD KATZMAN Richard Katzman	Director	March 17, 2008

/s/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 17, 2008

Signature	Title	Date

/s/ DAVID LOWENSTEIN David Lowenstein	Director	March 17, 2008

/s/ RICHARD SARNOFF Richard Sarnoff	Director	March 17, 2008

/s/ CLYDE E. WILLIAMS Clyde E. Williams	Director	March 17, 2008