Form 10-Q
period 2008-03-31
PRINCETON REVIEW INC
filed 2008-05-12
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

The registrant had 32,900,921 shares of $0.01 par value common stock outstanding at May 2, 2008.

TABLE OF C ONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,574	$25,281
Restricted cash and cash equivalents	929	905
Accounts receivable, net of allowance of $2,467 and $2,848, respectively	27,660	25,327
Other receivables, principally related parties	2,047	4,061
Inventory	2,614	2,583
Prepaid expenses	1,453	1,836
Other current assets	1,469	831

Total current assets	51,746	60,824
Furniture, fixtures, equipment and software development, net	17,653	17,848
Goodwill	69,928	33,627
Investment in affiliates	633	633
Other intangibles, net	16,982	9,984
Other assets	1,031	1,132

Total assets	$157,973	$124,048

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	476	2,736
Accrued expenses	14,038	20,306
Current maturities of long-term debt	978	1,020
Deferred revenue	23,015	20,906

Total current liabilities	38,507	44,968
Deferred rent	2,824	2,730
Long-term debt	903	1,110
Deferred tax liability	7,640	4,385
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	59,100	57,951
Stockholders’ equity
Preferred stock, $0.01 par value; 4,930,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,817,258 and 28,294,361 shares issued and outstanding, respectively	328	283
Additional paid-in capital	158,069	121,440
Accumulated deficit	(109,126)	(108,549)
Accumulated other comprehensive loss	(272)	(270)

Total stockholders’ equity	48,999	12,904

Total liabilities and stockholders’ equity	$157,973	$124,048

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue
Test Preparation Services	$23,150	$20,863
SES Services	12,592	6,225
K-12 Services	5,629	13,082

Total revenue	41,371	40,170

Cost of revenue
Test Preparation Services	8,887	8,368
SES Services	5,663	2,844
K-12 Services	2,686	6,928

Total cost of revenue	17,236	18,140

Gross Profit	24,135	22,030

Operating expenses
Selling, general and administrative	24,337	22,652
Restructuring	435	—

Total operating expenses	24,772	22,652

(Loss) from continuing operations	(637)	(622)
Interest income (expense), net	99	(344)
Other income (expense), net	(38)	(75)

Income (loss) from continuing operations before income taxes	(576)	(1,041)
(Provision) benefit for income taxes	(78)	8

Income (loss) from continuing operations	(654)	(1,033)
Discontinued operations
Income from discontinued operations	128	1,198
Gain from disposal of discontinued operations	—	4,539
(Provision) for income taxes	(51)	(178)

Income from discontinued operations	77	5,559
Net income (loss)	(577)	4,526
Dividends and accretion on Preferred Stock	(1,149)	(103)

Income (loss) attributed to common stockholders	$(1,726)	$4,423

Earnings (loss) per share
Basic and diluted Income (loss) from continuing operations	$(0.06)	$(0.04)
Income (loss) from discontinued operations	0.00	0.20

Net income (loss) attributed to common stockholders	$(0.06)	$0.16

Weighted average shares used in computing income (loss) per share
Basic	29,486	27,576

Diluted	29,486	27,576

See accompanying notes to the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

For the period ended March 31, 2008

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)
	Shares	Amount
Balance at December 31, 2007	28,294	$283	$121,440	$(108,549)	$(270)	$12,904
Exercise of stock options	236	3	1,616	—	—	1,619
Vesting of restricted stock	62	—		—	—	—
Stock-based compensation	—	—	824	—	—	824
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(1,149)	—	—	(1,149)
Shares issued in conjunction with acquisition	4,225	42	35,338	—	—	35,380
Comprehensive loss
Net loss	—	—	—	(577)	—	(577)
Foreign currency gain (loss)	—	—	—	—	(2)	(2)

Comprehensive loss	—	—	—	(577)	(2)	(579)

Balance at March 31, 2008	32,817	$328	$158,069	$(109,126)	$(272)	$48,999

The accompanying notes are an integral part of the financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows provided by used for from continuing operating activities:
Income (loss) from continuing operations	$(654)	$(1,033)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	653	728
Amortization	1,139	1,464
Bad debt expense	91	838
Deferred Income Tax Liability	171	170
Deferred rent	(36)	(30)
Stock based compensation	824	151
Net change in operating assets and liabilities:
Accounts receivable	488	3,704
Inventory	(31)	272
Prepaid expenses	500	190
Other assets	(469)	1,634
Accounts payable and accrued expenses	(10,107)	(3,907)
Deferred revenue	(201)	(3,568)

Net cash provided by (used for) operating activities	(7,632)	613

Cash used for investing activities:
Purchases of furniture, fixtures, equipment	(191)	(237)
Purchases of software development	(270)	(1,449)
Additions to capitalized K-12 content, capitalized course costs	—	(4)
Purchases of franchises, net of cash acquired	(3,061)	—

Net cash used for investing activities	(3,522)	(1,690)

Cash flows provided by (used for) financing activities:
Proceeds from revolving credit facility	—	3,000
Payments of borrowings under revolving credit facility	—	(3,000)
Capital lease payments	(90)	(376)
Dividends on Series B-1 Preferred Stock	—	(103)
Proceeds from exercise of options	1,619	18
Notes payable related to acquisitions	(159)	—

Net cash provided by (used for) financing activities	1,370	(461)

Total cash flows used in continuing operations	(9,784)	(1,538)

Cash Flows from Discontinued Operations
Income from discontinued operations	77	1,020
Gain on disposal of discontinued operations	—	(4,539)
Other adjustments to reconcile net income to net cash provided by (used for) operating activities	—	1,748

Net cash provided by (used for) operating activities	77	(1,771)

Cash received from disposal of discontinued operations	—	7,000

Net cash provided by investing activities	—	7,000

Net cash provided by discontinued operations	77	5,229

Increase (decrease) in cash and cash equivalents	(9, 707)	3,691
Cash and cash equivalents, beginning of period	25,281	10,334

Cash and cash equivalents, end of period	$15,574	$14,025

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of The Princeton Review, Inc., and its wholly-owned subsidiaries, The Princeton Review Canada Inc. and Princeton Review Operations, L.L.C., and effective March 7, 2008, Test Services, Inc., (together, the “Company” or “Princeton Review”) included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2007. Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

Products and Services

The following table summarizes the Company’s revenue and cost of revenue for the three-month period ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenue
Services	$38,236	$36,897
Products	1,943	1,593
Other	1,192	1,680

Total revenue	$41,371	$40,170

Cost of Revenue
Services	$16,541	$17,557
Products	463	547
Other	232	36

Total cost of revenue	$17,236	$18,140

Services revenue includes course fees, professional development, subscription fees, content development, assessment center service fees and marketing services fees. Products revenue includes sales of workbooks, test booklets and printed tests, sales of course material to independently owned franchises and fees from a publisher for manuscripts delivered. Other revenue includes royalties from independently owned franchises and royalties and marketing fees received from publishers.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its test preparation revenue in the third quarter. However, as Supplement Education Services (“SES”) revenue grows, the Company expects this revenue to be concentrated in the fourth and first quarters to more closely correspond to the after school programs’ greatest activity during the school year. The K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the third and fourth quarters of the calendar year.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141 (R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of SFAS No. 141 (R) to determine the potential impact, if any, that the adoption will have on our financial position, results of operation, or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective beginning in the Company’s 2008 fiscal year and do not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to establish a consistent framework for measuring fair value and expanded disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in the Company’s 2008 fiscal year and do not have a material effect on our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, amortization lives assigned to intangible assets, and fair value of assets and liabilities. Actual results could differ from those estimated.

Reclassifications

Certain balances have been reclassified to conform to the current quarter’s presentation.

2. Acquisitions

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the owner of ten The Princeton Review franchises, by means of a merger of a newly created subsidiary of The Princeton Review with and into TSI. Under the terms of the Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI, TSI became a wholly owned subsidiary of The Princeton Review. As consideration to Alta Colleges, Inc. for the acquisition, the Company paid $4.6 million in cash and issued 4,225,000 shares of common stock, which were valued at $35.4 million based on the average trading price of the common stock during the period from two days before and through two days after the transaction was announced. The number of shares issued in the transaction is subject to adjustment on the first anniversary of the acquisition if the total value of the merger consideration decreases below $36 million (as a result of a decline in the trading price of Princeton Review’s common stock). Alta Colleges, Inc. has been granted registration rights for the shares of common stock issued in this transaction in certain future registration statements of the Company. After this transaction, Alta Colleges, Inc. owns 14.3% of the weighted average basic shares outstanding.

The acquisition was part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises. The results of TSI have been included in the Company’s consolidated financial statements since March 7, 2008, the date of acquisition. As a result of the transaction, the Company has recorded $35.4 million of goodwill and $7.6 million of other intangibles, all of which was allocated to the Test Preparation Services Division. The intangibles are not expected to be deductible for income taxes. The purchase accounting estimates will be finalized during the quarter ending June 30, 2008. The goodwill arises as a result of the Company’s expected ability to capitalize back office synergies and leveraging existing and new marketing opportunities across a larger revenue base.

Operating results for TSI have been reflected in the Company’s consolidated financial statements from date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisitions had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition taken place at the beginning of the periods presented.

	Three Months Ended March (in thousands)
	2008	2007
Net revenues	$44,395	$44,259
Income (loss) from continuing operations	937	(146)
Income from discontinued operations	77	5,559
Dividends and accretion on Series C and B-1 preferred stock	(1,149)	(103)

Income (loss) attributable to common shareholders	(135)	5,310

Basic and diluted income (loss) per share

Income (loss) from continuing operations	$(0.01)	$(0.01)
Income (loss) from discontinued operations	0.00	0.20

Net income (loss) attributable to common shareholders	(0.01)	0.19

3. Disposal of Assets

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division to Embark Corp. for a purchase price of $7.0 million. The assets related to the Company’s business of providing electronic application and prospect management tools to schools and higher education institution customers (the “Admissions Tech Business”). The Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded $240,000 of the earn-out in 2007 as part of the gain from disposal of discontinued operations, which is expected to be paid by December 31, 2008. The Company recorded a gain on the sale of these assets in the amount of $4.8 million.

During the three month period ended March 31, 2008, the Company had positive cashflows of $128,000 due to the collection of net customer receivable balances that were not sold to Embark as part of the transaction.

The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three months Ended March 31, (in thousands)
	2008	2007
Revenues	$—	$2,454
Cost of revenues	—	337

Gross margin	—	2,117
Operating expenses(a)	(128)	919

Income (loss) before income taxes	128	1,198
Gain from disposal of discontinued operations	—	4,539
(Provision) benefit for income taxes	(51)	(178)

Income (loss) from discontinued operations before income taxes	$77	$5,559

(a)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $0 and $70,000 for the periods ended March 31, 2008 and 2007, respectively.

There were no net assets related to the discontinued operations as of March 31, 2008.

4. Stock-Based Compensation

FAS 123(R) requires the recognition of the fair value of stock-based compensation in its statements of operations. Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options are estimated using the Black-Scholes option pricing formula which uses the following assumptions in its fair value calculation at the date of grant for the three months ended March 31, 2008:

	Three Months Ended March 31,
	2008	2007
Expected life (years)	5.0	5.0
Expected forfeiture rate	15.0%	15.0%
Risk-free interest rate	2.5%	5.0%
Volatility	36.1%	34.4%

Information concerning all stock option activity for the three months ended March 31, 2008 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,349,778	$6.29
Granted at market price	575,128	8.09
Forfeited	(64,122)	7.91
Exercised	(236,372)	6.85
Outstanding at March 31, 2008	6,624,412	$6.42	7.18	$10,072
Vested or expected to vest at March 31, 2008	5,674,621	$6.43	6.82	$8,583
Exercisable at March 31, 2008	2,789,925	$6.68	4.21	$3,619

As of March 31, 2008, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $8.3 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 3.4 years.

Total stock-based compensation expense recorded for the three months ended March 31, 2008 and 2007 was $824,000 and $151,000, respectively. Stock-based compensation is recorded as operating expense within the accompanying consolidated statements of operations.

During the three months ended March 31, 2008, the Board of Directors awarded performance based options for an aggregate of 200,000 shares of common stock under the 2000 Stock Incentive Plan which are included in the table above. The vesting of these options is contingent upon exceeding annual earnings targets for the years ending 2008 through either 2010 or 2011.

A summary of the status of nonvested shares of restricted stock as of March 31, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2007	135,289	$5.23
Awards granted	29,648	8.10
Awards vested	(61,522)	6.41
Awards forfeited	(22,294)	5.42

Nonvested awards outstanding at March 31, 2008	81,121	$5.33

On March 6, 2008, the Company granted 29,648 shares of stock to Michael Perik, the Company’s Chief Executive Officer. This award was granted to Mr. Perik in lieu of a cash bonus for the 2007 fiscal year in accordance with the terms of his employment agreement and was accrued in the 2007 financial statements. The award does not have any restrictions.

As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $216,000, which will be recognized over the weighted-average remaining requisite service period of approximately seven months.

5. Line of Credit

Credit Agreement

On April 10, 2006, the Company entered into a Credit Agreement among the Company, Princeton Review Operations, L.L.C., a wholly owned subsidiary of the Company, Golub Capital CP Funding, LLC and such other lenders who became signatory from time to time, and Golub Capital Incorporated, as Administrative Agent, which, as amended, provided for a $15.0 million credit facility. On July 24, 2007, the Company repaid the $15.0 million of debt outstanding, including all accumulated interest and other charges, and terminated the credit facility.

6. Redeemable Convertible Preferred Stock

Series C Preferred Stock

On July 23, 2007, the Company entered into a Series C Preferred Stock Purchase Agreement with Bain Capital Venture Fund 2007, L.P., certain of its affiliates, Prides Capital Fund I, L.P. (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60,000,000 of the Company’s Series C Convertible Preferred Stock (60,000 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. The Series C Preferred Stock contains a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock, the dividend shall no longer accrue unless declared by the Board of Directors of the Company. Additionally, on or at any time after the eighth anniversary of the issuance of the Series C Preferred Stock, if requested by the holders of at least 10% of the then outstanding Series C Preferred Stock, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all of such holders’ Series C Preferred Stock, for cash, at a redemption price equal to the original purchase price of the Series C Preferred Stock plus accrued and unpaid dividends. The Company also has the right to redeem the then outstanding Series C Preferred Stock following the eighth anniversary of the issuance date, for cash, at a redemption price equal to the original purchase price plus accrued and unpaid dividends.

The Series C Preferred Stock, voting separately as a class, is also entitled to elect two directors to the Company’s Board of Directors, each of whom were elected on July 23, 2007.

In addition, the Company entered into an Investor Rights Agreement dated July 23, 2007, by and among the Company and the Purchasers, pursuant to which the Company granted the Purchasers and Michael J. Perik, the Company’s President and Chief Executive Officer, certain demand registration rights for the registration of the resale of the shares of common stock held by them, including shares issued or issuable upon conversion of Series C Preferred Stock. Any demand for registration must be made for at least 20% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Investor Rights Agreement also grants the Purchasers preemptive rights with respect to certain issuances of securities which may be undertaken by the Company in the future.

Series B-1 Preferred Stock

On July 23, 2007, Prides, as the sole holder of the Company’s Series B-1 Preferred Stock, exchanged all of the outstanding shares of the Series B-1 Preferred Stock as partial consideration for the purchase of the Series C Preferred Stock noted above. As a result, the Company and Prides terminated the Agreement, dated May 28, 2004, by and among the Company and Prides, as the assignee of Fletcher International, Ltd. (“Fletcher”) pertaining to the Company’s outstanding Series B-1 Preferred Stock, and the Series B-1 Preferred Stock and all its related rights, including a right to purchase up to 20,000 shares of additional preferred stock at a price of $1,000 per share (the “Warrant”), were cancelled and retired, effective as of the closing of the sale of the Series C Preferred Stock.

Embedded derivatives and warrant

Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The Company has concluded that two separate provisions of the Warrant constitute embedded derivatives.

The Company determined that the fair value of the combined embedded derivatives and Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized as other income (expense) on the income statement. During the three months ended March 31, 2007, the Company recognized $75,000 of other expense related to the final adjustment of the fair value for the embedded derivatives and Warrant. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to its redemption value as of the earliest possible redemption date (November 28, 2005).

The embedded derivatives and Warrant were valued at each fiscal quarter-end using a valuation model that combined the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and Warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25% — 40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at September 30, 2006.

The value of one of the provisions constituting an embedded derivative explicitly considered the present value of the potential premium that would be paid related to, and the probability of, an event that would trigger its payment. The probability of a triggering event was assumed to be very low at issuance, escalating to a 2% probability in year three and beyond. These assumptions were based on management’s estimates of the probability of a change of control event occurring.

Since the dividend rate on the Series B-1 Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the Warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the Warrant, including the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25% — 40% and risk-free rate based on the estimated life of the Warrant.

Dividends

For the three months ended March 31, 2007, cash dividends in the amount of $103,000 were paid to the Series B-1 Preferred stockholder.

Additionally, the Company is accreting the accrued unpaid dividends and issuance costs related to the Series C Preferred Stock over a four year period, which are shown as a reduction in income available to common shareholders. The amount recorded at March 31, 2008 was $1.1 million.

7. Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes (“FAS 109”), the Company has recorded an income tax provision related to continuing operations for the three months ended March 31, 2008 in the amount of $78,000. Additionally, a provision for income taxes for the three months ended March 31, 2008 of $51,000 has been recorded as part of the Company’s income from discontinued operations.

In accordance with FAS 109, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-forward period expires. The Company recorded a tax provision related to continuing operations for the three months ended March 31, 2008 in the amount of $176,000 related to the additional deferred tax liability incurred during the period. This provision is offset by a tax benefit of $51,000 related to the intra-period tax allocation between discontinued operations and continuing operations and a tax benefit of $47,000 related to foreign operations.

Net operating losses may be subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to the Series C Preferred Stock issuance and the common stock issuance as part of the TSI acquisition. The Company is evaluating the effect on the limitations on the future use of its net operating loss carry-forwards and whether this issuance will result in an ownership change under Section 382. This analysis does not impact the income tax provision for the three month period ended March 31, 2008.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.

8. Segment Information

The Company operates in three reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which EBITDA is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The majority of the Company’s revenue is earned by the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independently-owned franchises. The Supplemental Educational Services (“SES”) division delivers state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. Additionally, the Test Preparation Services and K-12 Services divisions earn royalties and other fees from sales of its books published by Random House, a related party.

The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses EBITDA to measure the operating performance of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended March 31, 2008 (in thousands)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$23,150	$12,592	$5,629	$—	$41,371

Operating expense (including depreciation and amortization)	$11,363	3,491	$3,663	$6,255	$24,772

Operating income (loss)	2,900	3,438	(720)	(6,255)	(637)
Depreciation and amortization	362	5	870	555	1,792
Other income (expense)	—	—	(38)	—	(38)

Segment EBITDA	$3,262	$3,443	$112	$(5,700)	$1,117

Total segment assets	$100,310	$13,036	$20,563	$24,064	$157,973

Segment goodwill	$69,928	$—	$—	$—	$69,928

	Three Months Ended March 31, 2007 (in thousands)
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
Revenue	$20,863	$6,225	$13,082	$—	$40,170

Operating expense (including depreciation and amortization)	$10,946	1,430	$4,372	$5,904	$22,652

Operating income (loss)	1,551	1,949	1,782	(5,904)	(622)
Depreciation and amortization	524	1	1,112	555	2,192
Other income (expense)	—	—	—	(75)	(75)

Segment EBITDA	$2,075	$1,950	$2,894	$(5,424)	$1,495

Total segment assets	$56,323	$23	$30,600	$29,205	$116,151

Segment goodwill	$31,006	$—	$—	$—	$31,006

Reconciliation of Segment EBITDA to net income (loss) before income taxes

	Three Months Ended March 31, (in thousands)
	2008	2007
Segment EBITDA	$1,117	$1,495
Depreciation and amortization	(1,792)	(2,192)
Interest income (expense)	99	(344)

Net loss from continuing operations before income taxes	$(576)	$(1,041)

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

A reconciliation of net income (loss) and the number of shares used in computing basic per share are as follows.

	Three Months Ended March 31,
	2008	2007
	(In thousands )
Income (loss) from continuing operations	$(654)	$(1,033)
Income (loss) from discontinued operations	77	5,559
Less preferred dividends	(1,149)	(103)

Net income (loss) attributed to common stockholders	$(1,726)	$4,423

Weighted average common shares outstanding for the period	29,486	27,576

Basic and diluted earnings per share:
Income (loss) from continuing operations	$(0.06)	$(0.04)
Income (loss) from discontinued operations	0.00	0.20

Net income (loss) attributed to common stockholders	$(0.06)	$0.16

The following were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net effect of dilutive stock options-based on the treasury stock method	640	156
Effect of convertible preferred stock-based on the if converted method	10,168	1,093

	10,808	1,249

10. Restructuring

The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007, continuing into the first quarter ending March 31, 2008. The costs incurred related to the loss of a significant customer, the relocation of the

Company’s finance and some legal operations from New York, New York to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In the fourth quarter ended December 31, 2007 the Company determined to exit a portion of a leased property, but will not cease use of the property until the second quarter of 2008. In accordance with, Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the charge of $2.4 million will not be recorded until the second quarter or when the Company ceases to use the property.

For the three month period ended March 31, 2008, the Company incurred additional restructuring expenses, which were not accrued for at December 31, 2007, in the amount of $435,000. The costs consisted of compensation expense directly associated with the restructuring.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the three months ended March 31, 2008 (in thousands):

Severance and Termination Benefits
Accrued restructuring balance at December 31, 2007	$4,308
Add: Restructuring provision	435
Less: Cash paid	(4,677)

Accrued restructuring balance at March 31, 2008	$66

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. The Company was founded in 1981 by the Chairman of our Board of Directors, John Katzman, as an SAT preparation course. Today, based on our experience in the test preparation industry, we now believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. The Company and its franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to students in over 1,500 locations throughout the United States and abroad. In 2008, the Company operated through the following three divisions:

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review. The Test Preparation Services division has historically accounted for the majority of our overall revenue and accounted for approximately 56% of our overall revenue in the first three months of 2008.

Supplemental Educational Services Division

The Supplemental Educational Services Division (“SES”), provides state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country.

K-12 Services Division

The K-12 Services division provides a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division receives college counseling fees paid by high schools.

Former Admission Services Division

Until February 2007, the Company’s former Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with the sale of the Higher Education Technology Services business, financial results associated with this business have been reclassified as discontinued operations. In connection with this transaction, two other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services and Test Preparation Services divisions, respectively. The only remaining business operated by the former Admissions Services division was providing higher education marketing services to post secondary schools. In April 2007, we outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc. Under this new arrangement, the sales and customer support functions related to this business are to be performed by Higher Edge Marketing, Inc. and we are responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge Marketing, Inc. Higher Edge Marketing, Inc. contracts with post secondary schools directly and is required to pay us a royalty on the fees it receives from post secondary schools for marketing services. Financial results associated with admissions publications and marketing services, including any royalties from Higher Edge Marketing Services, Inc., previously reported in the Admissions Services division have been reclassified for all periods presented into Test Preparation Services. College counseling services previously reported in the Admissions Services division have been reclassified for all periods and are presented within K-12 Services.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenue

For the three months ended March 31, 2008, total revenue increased by 1.2 million, or 3.0%, to $41.4 million from $40.2 million in the three months ended March 31, 2007.

Test Preparation Services revenue increased by $2.3 million, or 11.0%, to $23.2 million from $20.9 million in the three months ended March 31, 2007. This increase is primarily due to $989,000 generated by Test Services, Inc. (“TSI”), which was acquired on March 7, 2008, increased institutional sales of $1.0 million primarily in the Texas market, and $879,000 from licensing fees related to new agreements entered into as part of the sale of the Admission Services business, offset by $471,000 of lower franchise fees.

SES Services revenues increased $6.4 million, or 102.3%, to $12.6 million from $6.2 million in the three months ended March 31, 2007. This increase is primarily due to $4.0 million of increased market share in existing markets and $2.4 million from expansion into two new markets in 2008.

K-12 Services revenue decreased by $7.5 million, or 57.0%, to $5.6 million from $13.1 million in the three months ended March 31, 2007. This decrease is primarily related to the loss of a significant customer in July 2007 which had been responsible for approximately $7.0 million of revenue in the three months ended March 31, 2007.

Cost of Revenue

For the three months ended March 31, 2008, total cost of revenue decreased by $904,000, or 5.0%, to $17.2 million from $18.1 million in the three months ended March 31, 2007.

Test Preparation Services cost of revenue increased by $519,000, or 6.2%, to $8.9 million from $8.4 million in the three months ended March 31, 2007 due primarily to increased costs generated by TSI of approximately $300,000. Gross margin during the period for the Test Preparation Services division increased from 59.9% to 61.6%, primarily due to increased licensing fee revenues which have higher margins, as well as improved site utilization due to increased class sizes.

SES Services cost of revenue increased by $2.8 million, or 99.1%, to $5.7 million from $2.8 million in the three months ended March 31, 2007. This increase is due to the greater site rent expense $368,000, salaries and related of $1.7 million, and $250,000 course materials to support the increase revenues. Gross margin during the period for the SES Services division increased from 54.3% to 55.0%.

K-12 Services cost of revenue decreased by $4.2 million, or 61.2%, to $2.7 million from $6.9 million in the three months ended March 31, 2007, primarily due to the loss of a significant customer. Gross margin during the period for the K-12 Services division increased from 47.0% to 52.3%, primarily due to product and service mix. The revenue in the first quarter of 2008 was more heavily weighted with the higher margin assessment services as compared to the first quarter of 2007, which had a greater portion of lower margin professional development revenues.

Operating Expenses

For the three months ended March 31, 2008, operating expenses increased by $2.1, or 9.4%, to $24.8 million from $22.7 million in the three months ended March 31, 2007.

•

Test Preparation Services operating expenses increased by $417,000, or 3.8%, to $11.4 million from $10.9 million in the three months ended March 31, 2007. This increase is primarily related to increased compensation costs and marketing costs offset by lower bad debt expense.

•

SES Services operating expenses increased by $2.1 million, or 144.1%, to $3.5 million from $1.4 million in the three months ended March 31, 2007.The increase is primarily due to higher compensation costs to support the increased revenues.

•

K-12 Services operating expenses decreased by $709,000, or 16.2%, to $3.7 million from $4.4 million in the three months ended March 31, 2007. This decrease is primarily related to reduced compensation, marketing, and other costs offset by increased research and development and professional fees.

•

Corporate operating expense increased by $351,000, or 5.9%, to $6.3 million from $5.9 million in the three months ended March 31, 2007, due to increased stock based compensation costs of $673,000, accounting and related fees of $489,000 restructuring and other one time costs of $435,000, offset by a reduction in salaries and wages of $572,000.

Interest Income/Expense

For the three months ended March 31, 2008, net interest income increased by $443,000 to $99,000 from ($344,000) in the three months ended March 31, 2007, as a result of the termination of the credit facility in 2007 and additional interest earned from higher balances invested in money market accounts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand and collections from customers. At March 31, 2008, we had $15.6 million of cash and cash equivalents compared to $25.3 million at December 31, 2007. The $9.7 million decrease in cash from the December 31, 2007 balance is attributable to the $4.6 million paid for the acquisition of TSI, $4.7 million for restructuring costs primarily related to termination benefits and $2.6 million for the settlement of a lawsuit with CollegeNet, Inc., all offset by improved cash flows from operations.

Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across all of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post-secondary institutions, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the first three months of 2008, cash used for operating activities was $7.6 million compared to cash used for operating activities of $613,000 during the first three months of 2007. The uses of cash in the first three months of 2008 relates primarily to the payment of restructuring costs and a legal settlement with CollegeNet, Inc.

During the first three months of 2008, investing activities from continuing operations used $3.5 million of cash as compared to $1.7 million used during the comparable period in 2007. In the first quarter of 2008, we paid $4.6 million in cash to acquire TSI, offset by liabilities assumed as part of the transaction. Additionally, cash used in each of the periods relates primarily to additions to internally developed software and purchases of fixed assets.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. In the first three months of 2008 there was financing cash provided of approximately $1.4 million, compared to cash used of approximately $461,000 for the first three months of 2007. The cash provided in 2008 was primarily due to the exercise of employee stock options partially offset by capital lease payments. The cash used in 2007 was primarily due to capital lease payments and cash dividend payments related to the Series B-1 Preferred Stock.

Our future liquidity needs will depend on, among other factors, the timing and extent of technology development expenditures, new business bookings, the timing and collection of receivables and continuing initiatives designed to improve operating cash flow. We believe that our current cash balances and anticipated operating cash flow, after budgeted cost reductions, will be sufficient to fund our normal operating requirements for at least the next 12 months. However, in the event of unanticipated cash needs, we may need to secure additional capital within this timeframe.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenue grows, we expect this revenue will be concentrated in the fourth and first quarters to more closely reflect the after school programs’ greatest activity during the school year. Our K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the third and fourth quarters of the calendar year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative financial instruments. Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal. Our exposure to market risk is principally confined to cash and cash equivalents. We place our cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our exposure for cash and cash equivalents is limited to amounts held above the FDIC limitations.

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

Conclusions

As described in detail in Item 9A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment identified three material weaknesses in internal control over financial reporting as of that date. These material weaknesses were identified in the areas of financial statement close process, revenue recognition and accounting for income taxes. In light of these material weaknesses identified by management, which have not been remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the ongoing impact of improvements arising from the changes in personnel and activities described below. We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in the Form 10-K. Such remediation activities include the following:

•

We have hired and continue to hire more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•

We are in the process of establishing more rigorous review procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner. We are evaluating all account reconciliations and look to eliminate any unnecessary accounts as we progress through 2008.

•

We are initiating a formal contract review process to establish and document the revenue recognition events and methodology at the time the contract is signed which will be reviewed and signed off by both the finance personnel and the project managers so that there is a clear understanding of what events will trigger revenue recognition and establish the amounts to be recognized for each event. In the first quarter we received acknowledgement of delivering services from all customers with multiple element delivery contracts.

•

We are initiating programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the Company.

In addition to the foregoing remediation efforts, we intend to retain a consulting firm to assist with the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 7, 2008, we issued an aggregate of 4,225,000 shares of common stock to Alta Colleges, Inc., the parent corporation of TSI, as partial consideration for our acquisition of TSI. The aggregate consideration that we paid in this acquisition also included $4.6 million in cash The foregoing issuance of common stock was completed pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering. The shares of restricted common stock are deemed restricted securities for the purposes of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Agreement and Plan of Merger, dated as of February 21, 2008, by and among The Princeton Review, Inc., TPR/TSI Merger Company, Inc., Alta College, Inc. and Test Services, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 22, 2008).

10.2	Registration Rights Agreement, dated as of March 7, 2008, by and between The Princeton Review, Inc. and Alta College, Inc. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on January 10, 2008).

21.1	Subsidiaries of the registrant (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN RICHARDS
Stephen Richards
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

May 12, 2008

Exhibit Index

Exhibit Number	Description
10.1	Agreement and Plan of Merger, dated as of February 21, 2008, by and among The Princeton Review, Inc., TPR/TSI Merger Company, Inc., Alta College, Inc. and Test Services, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on February 22, 2008).

10.2	Registration Rights Agreement, dated as of March 7, 2008, by and between The Princeton Review, Inc. and Alta College, Inc. (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on January 10, 2008).

21.1	Subsidiaries of the registrant (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.