Form 10-Q
period 2008-06-30
PRINCETON REVIEW INC
filed 2008-08-11
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 33,672,588 shares of $0.01 par value common stock outstanding at August 4, 2008.

Exhibit 10.5 –	Summary of Cash and Equity Compensation practices for Nonemployee Directors

Exhibit 31.1 –	Certification

Exhibit 31.2 –	Certification

Exhibit 31.3 –	Certification

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,674	$25,281
Restricted cash and cash equivalents	944	905
Accounts receivable, net of allowance of $1,991 and $2,835, respectively	14,704	25,327
Other receivables, principally related parties	1,926	4,061
Inventory	2,760	2,583
Prepaid expenses	1,065	1,836
Other current assets	1,131	831

Total current assets	51,204	60,824
Furniture, fixtures, equipment and software development, net	17,556	17,848
Goodwill	61,852	33,627
Investment in affiliates	277	633
Other intangibles, net	21,535	9,984
Other assets	1,081	1,132

Total assets	$153,505	$124,048

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	477	2,736
Accrued expenses	12,577	19,476
Current maturities of long-term debt	960	1,020
Deferred revenue	20,364	20,906

Total current liabilities	34,378	44,138
Deferred rent	2,827	2,730
Long-term debt	790	1,110
Other liabilities	770	830
Deferred tax liability	4,755	4,385
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	60,249	57,951
Stockholders’ equity
Preferred stock, $0.01 par value; 4,930,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,939,173 and 28,294,361 shares issued and outstanding, respectively	329	283
Additional paid-in capital	158,536	121,440
Accumulated deficit	(108,861)	(108,549)
Accumulated other comprehensive loss	(268)	(270)

Total stockholders’ equity	49,736	12,904

Total liabilities and stockholders’ equity	$153,505	$124,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Test Preparation Services	$28,272	$25,074	$51,422	$45,937
SES Services	5,780	2,457	18,372	8,684
K-12 Services	5,476	8,854	11,105	21,935

Total revenue	39,528	36,385	80,899	76,556

Cost of revenue
Test Preparation Services	8,970	8,133	17,858	16,500
SES Services	2,392	787	8,055	3,632
K-12 Services	1,994	5,514	4,679	12,443

Total cost of revenue	13,356	14,434	30,592	32,575

Gross profit	26,172	21,951	50,307	43,981

Operating expenses
Selling, general and administrative	22,769	21,713	47,017	44,364
Restructuring	2,567	—	3,090	—

Total operating expenses	25,336	21,713	50,107	44,364

Income (loss) from operations	836	238	200	(383)
Interest income (expense), net	29	(497)	127	(841)
Other income (expense), net	(2)	(3,687)	(40)	(3,763)

Income (loss) from continuing operations before income taxes	863	(3,946)	287	(4,987)
(Provision) benefit for income taxes	(556)	129	(634)	137

Income (loss) from continuing operations	307	(3,817)	(347)	(4,850)
Discontinued operations
Income (loss) from discontinued operations	(92)	(246)	35	952
Gain from disposal of discontinued operations	—	—	—	4,539
(Provision) benefit for income taxes	51	(394)	—	(572)

Income (loss) from discontinued operations	(41)	(640)	35	4,919

Net income (loss)	266	(4,457)	(312)	69
Dividends and accretion on Preferred Stock	(1,150)	(104)	(2,298)	(207)

Income (loss) attributed to common stockholders	$(884)	$(4,561)	$(2,610)	$(138)

Earnings (loss) per share
Basic and diluted
Income (loss) from continuing operations	$(0.03)	$(0.14)	$(0.08)	$(0.18)
Income (loss) from discontinued operations	0.00	(0.02)	0.00	0.18

Net income (loss) attributed to common stockholders	$(0.03)	$(0.16)	$(0.08)	$0.00

Weighted average shares used in computing income (loss) per share	32,918	27,890	31,202	27,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	For the six months ended June 30, 2008
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	28,294	$283	$121,440	$(108,549)	$(270)	$12,904
Exercise of stock options	322	3	2,243	—	—	2,246
Vesting of restricted stock	98	1	240	—	—	241
Stock-based compensation	—	—	1,573	—	—	1,573
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(2,298)	—	—	(2,298)
Shares issued in conjunction with acquisition	4,225	42	35,338	—	—	35,380
Comprehensive loss
Net loss	—	—	—	(312)	—	(312)
Foreign currency gain	—	—	—	—	2	2

Comprehensive loss	—	—	—	(312)	2	(310)

Balance at June 30, 2008	32,939	$329	$158,536	$(108,861)	$(268)	$49,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows provided by (used for) operating activities:
Loss from continuing operations	$(347)	$(4,850)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,358	1,464
Amortization	2,500	2,766
Bad debt expense	(177)	1,151
Change in fair value of derivatives	—	3,826
Disposal of furniture, fixtures, equipment	843	—
Disposal of software development	50	—
Deferred income tax liability	370	341
Deferred rent	(33)	(38)
Stock based compensation	1,573	2,005
Other long term liabilities	(60)	—
Gain on the sale of investment in affiliate	(44)	—
Net change in operating assets and liabilities:
Accounts receivable	13,832	8,500
Inventory	(176)	541
Prepaid expenses	890	585
Other assets	(152)	1,621
Accounts payable and accrued expenses	(10,502)	(11,656)
Deferred revenue	(2,852)	(4,910)

Net cash provided by operating activities	7,073	1,346

Cash used for investing activities:
Purchases of furniture, fixtures, equipment	(1,118)	(561)
Purchases of software development	(1,110)	(4,344)
Additions to capitalized K-12 content, capitalized course costs	—	(42)
Restricted cash and cash equivalents	(39)	(1,873)
Proceeds from sale of investment in affiliate	400	—
Purchases of franchises, net of acquired cash	(3,526)	—

Net cash used for investing activities	(5,393)	(6,820)

Cash flows provided by (used for) financing activities:
Capital lease payments	(164)	(392)
Dividends on Series B-1 Preferred Stock	—	(207)
Notes payable related to acquisitions	(443)	(313)
Proceeds from exercise of options	2,246	279

Net cash provided by (used for) financing activities	1,639	(633)

Total cash flows provided by (used for) continuing operations	3,319	(6,107)

Cash flows from discontinued operations
Income from discontinued operations	35	380
Gain on disposal of discontinued operations	—	(4,539)
Other adjustments to reconcile net income to net cash provided by operating activities	39	1,750

Net cash provided by (used for) operating activities	74	(2,409)

Cash received from disposal of discontinued operations	—	7,000

Net cash provided by investing activities	—	7,000

Net cash provided by discontinued operations	74	4,591

Increase (decrease) in cash and cash equivalents	3,393	(1,516)
Cash and cash equivalents, beginning of period	25,281	10,334

Cash and cash equivalents, end of period	$28,674	$8,818

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

(unaudited)

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements of The Princeton Review, Inc., and its wholly-owned subsidiaries, The Princeton Review Canada Inc., Princeton Review Operations, L.L.C., and, effective March 7, 2008, Test Services, Inc., (together, the “Company” or “Princeton Review”) included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

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

Products and Services

The following table summarizes the Company’s revenue and cost of revenue for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue
Services	$35,160	$31,182	$73,396	$68,078
Products	1,837	1,989	3,780	3,582
Other	2,531	3,214	3,723	4,896

Total revenue	$39,528	$36,385	$80,899	$76,556

Cost of Revenue
Services	$12,673	$13,647	$29,214	$31,204
Products	380	487	843	1,035
Other	303	300	535	336

Total cost of revenue	$13,356	$14,434	$30,592	$32,575

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

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its test preparation revenue in the third quarter. However, as Supplemental Educational Services (“SES”) revenue grows, the Company expects this revenue to be concentrated in the fourth and first quarters to more closely correspond to the after school programs’ greatest activity during the school year. The K-12 Services division may also experience seasonal fluctuations in revenue, which is dependent on the school year, and it is expected that the revenue from new school sales during the year will be recognized primarily in the third quarter and fourth quarter of the calendar year.

New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. This statement is effective for fiscal periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on its financial position, results of operation, or liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, useful lives assigned to intangible assets, and fair value of assets and liabilities. Actual results could differ from those estimated.

Reclassifications

Certain balances have been reclassified to conform to the current quarter’s presentation.

2. Acquisitions

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the owner of ten The Princeton Review franchises, by means of a merger of a newly created subsidiary of The Princeton Review with and into TSI. Under the terms of the Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI, TSI became a wholly owned subsidiary of The Princeton Review. As consideration to Alta Colleges, Inc. for the acquisition, the Company paid $4.6 million in cash and issued 4,225,000 shares of common stock, which were valued at $35.4 million based on the average trading price of The Princeton Review’s common stock during the period from two days before and through two days after the transaction was announced. The number of shares issued in the transaction is subject to adjustment on the first anniversary of the acquisition if the total value of the merger consideration decreases below $36 million (as a result of a decline in the trading price of Princeton Review’s common stock). Alta Colleges, Inc. has been granted registration rights for the shares of common stock issued in this transaction in certain future registration statements of the Company. After this transaction, Alta Colleges, Inc. owns approximately 13.5% and 10.0% of the basic and diluted shares outstanding, respectively.

The acquisition was part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises. The results of TSI have been included in the Company’s consolidated financial statements since March 7, 2008, the date of acquisition. As a result of the transaction, the Company has recorded $28.2 million of goodwill and $13.1 million of other intangibles, all of which was allocated to the Test Preparation Services Division. The intangibles consist of franchise marketing rights, which will be amortized over their estimated seventeen year useful life and are not expected to be deductible for income taxes. The purchase accounting estimates will be finalized during the quarter ending September 30, 2008. The goodwill arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

March 7, 2008
Cash paid	$4,600
Equity issued	35,380
Transaction costs	593

Total consideration issued	40,573

Cash	2,206
Other assets, net	1,298
Other intangibles	13,092

Fair value of assets acquired	16,596

Liabilities assumed	(4,209)

Net assets acquired	12,387

Goodwill	$28,186

Operating results for TSI have been reflected in the Company’s consolidated financial statements from the date of acquisition. The following unaudited pro forma consolidated financial information has been prepared as if the acquisition had taken place at the beginning of each fiscal year presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisition taken place at the beginning of the periods presented.

Pro Forma

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2008	2007	2008	2007
Net Revenues	$39,528	$39,506	$83,537	$83,296
Income (loss) from continuing operations	307	(3,458)	729	(3,373)
Income (loss) from discontinued operations	(41)	(640)	35	4,919
Dividends and accretion on preferred stock	(1,150)	(104)	(2,298)	(207)

Income (loss) attributable to common shareholders	(884)	(4,202)	(1,534)	1,339

Pro forma basic and diluted income (loss) per share
Income (loss) from continuing operations	$(0.03)	$(0.11)	$(0.05)	$(0.11)
Income (loss) from discontinued operations	0.00	(0.02)	0.00	0.15

Net Income (loss) attributable to common shareholders	(0.03)	(0.13)	(0.05)	0.04

3. Disposal of Assets

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division to Embark Corp. (“Embark”) for a purchase price of $7.0 million. The assets related to the Company’s business of providing electronic application and project management tools to schools and higher education institution customers (the “Admissions Tech Business”). The Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded $240,000 of the earn-out in 2007 as part of the gain from disposal of discontinued operations, which is expected to be paid by December 31, 2008. The Company recorded a gain on the sale of these assets in the amount of $4.8 million, including this $240,000 earn-out payment.

During the three and six month periods ended June 30, 2008, the Company had cash flows of ($54,000) and $74,000 respectively, related to assets not sold to Embark as part of the transaction. These amounts were due to an increase in the bad debt reserve and the disposal of fixed assets during the second quarter of 2008 and the collection of outstanding receivables in the first quarter of 2008.

The following table includes certain summary income statement information related to the Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2008	2007	2008	2007
Revenues	$—	$(48)	$—	$2,406
Cost of revenues	—	55	—	392

Gross margin	—	(103)	—	2,014
Operating expenses(a)	92	143	(35)	1,062
Income (loss) before income taxes	(92)	(246)	35	952
Gain from disposal of discontinued operations	—	—	—	4,539
(Provision) benefit for income taxes	51	(394)	—	(572)

Income (loss) from discontinued operations	$(41)	$(640)	$35	$4,919

(a)	Excludes corporate overhead expense previously allocated to the Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest Expense to Discontinued Operations.” The amount of corporate overhead expense added back to the Company’s continuing operations totaled $0 for the three months ended June 30, 2008 and 2007 and $0 and $69,800 for the six months ended June 30, 2008 and 2007, respectively.

There were no net assets related to the discontinued operations as of June 30, 2008.

4. Stock-Based Compensation

FAS 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense is recognized on a straight-line method over the requisite service period. Performance-based stock compensation expense is recognized over the service period if the achievement of performance criteria is considered probable by the Company. The fair value of stock options are estimated using the Black-Scholes option pricing formula which uses the following assumptions in its fair value calculation at the date of grant for the three and six month periods ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (years)	5.0	5.0	5.0	5.0
Expected forfeiture rate	15.0%	15.0%	15.0%	15.0%
Risk-free interest rate	3.1%	5.0%	2.6%	5.0%
Volatility	38.9%	34.4%	36.5%	34.4%

Information concerning all stock option activity for the six months ended June 30, 2008 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,349,778	$6.29
Granted at market price	666,378	$8.01
Forfeited	(245,146)	$7.12
Exercised	(322,112)	$6.97		$333
Outstanding at June 30, 2008	6,448,898	$6.41	7.06	$5,268
Vested or expected to vest at June 30, 2008	5,595,452	$6.41	6.75	$4,576
Exercisable at June 30, 2008	2,823,485	$6.58	4.40	$2,054

As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $7.8 million, net of estimated forfeitures, that will be recognized over the weighted-average remaining requisite service period of approximately 3.2 years.

Total stock-based compensation expense recorded for the three months ended June 30, 2008 and 2007 was $753,000 and $1.9 million, respectively and for the six months ended June 30, 2008 and 2007 was $1.6 million and $2.0 million, respectively. Stock-based compensation is recorded as operating expense in the accompanying consolidated statements of operations.

During the three and six month periods ended June 30, 2008, the Board of Directors awarded performance based options for an aggregate of 0 and 200,000 shares of common stock, respectively, under the 2000 Stock Incentive Plan which are included in the table above. The vesting of these options is contingent upon exceeding annual earnings targets for the years ending 2008 through either 2010 or 2011, depending upon the award. For each of the three and six month periods ended June 30, 2008, the Company recorded $60,000 in expense related to performance based options.

A summary of the status of nonvested shares of restricted stock as of June 30, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2007	135,289	$5.23
Awards granted	54,648	7.49
Awards vested	(97,697)	6.26
Awards forfeited	(30,174)	5.33

Nonvested awards outstanding at June 30, 2008	62,066	5.54

On March 6, 2008, the Company granted 29,648 shares of stock to Michael Perik, the Company’s Chief Executive Officer. This award was granted to Mr. Perik in lieu of a cash bonus for the 2007 fiscal year in accordance with the terms of his employment agreement and was accrued in the 2007 financial statements. The award does not have any restrictions.

On June 30, 2008, the Company granted 25,000 shares of restricted stock to certain of its non-employee directors having a grant date fair value of $169,000. These restricted stock awards vest on January 30, 2009.

As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $281,000, which will be recognized over the weighted-average remaining requisite service period of approximately six months.

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

6. Redeemable Convertible Preferred Stock

Series C Preferred Stock

On July 23, 2007, the Company entered into a Series C Preferred Stock Purchase Agreement with Bain Capital Venture Fund 2007, L.P., certain of its affiliates, Prides Capital Fund I, L.P. (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60,000,000 of the Company’s Series C Convertible Preferred Stock (60,000 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. Transactions potentially impacting the Company’s capital structure have been reviewed and have not triggered a conversion price adjustment as of June 30, 2008. The Series C Preferred Stock contains a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock, the dividend shall no longer accrue unless declared by the Board of Directors of the Company. Additionally, on or at any time after the eighth anniversary of the issuance of the Series C Preferred Stock, if requested by the holders of at least 10% of the then outstanding Series C Preferred Stock, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all of such holders’ Series C Preferred Stock, for cash, at a redemption price equal to the original purchase price of the Series C Preferred Stock plus accrued and unpaid dividends. The Company also has the right to redeem the then outstanding Series C Preferred Stock following the eighth anniversary of the issuance date, for cash, at a redemption price equal to the original purchase price plus accrued and unpaid dividends.

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

The Company determined that the fair value of the combined embedded derivatives and the Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized as other income (expense) on the income statement. During the three and six month periods ended June 30, 2007, the Company recognized $3.7 million and $3.8 million, respectively, of other expense related to the final adjustment of the fair value for the embedded derivatives and the Warrant. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and the Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to its redemption value as of the earliest possible redemption date (November 28, 2005).

The embedded derivatives and the Warrant were valued at each fiscal quarter-end using a valuation model that combined the Black-Scholes option pricing approach with other analytics. Key assumptions used in the pricing model were based on the terms and conditions of the embedded derivatives and the Warrant and the actual stock price of the Company’s common stock at each fiscal quarter-end. Adjustments were made to the conversion option value to reflect the impact of potential registration rights violations and the attendant reductions in the conversion price of the underlying shares. Other assumptions included a volatility rate ranging from 25% to 40%, and a risk-free rate corresponding to the estimated life of the security, based on its likelihood of conversion or redemption. The estimated life ranged from a high of four years at the inception of the Series B-1 Preferred Stock in June 2004, to just under two years at September 30, 2006.

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

Since the dividend rate on the Series B-1 Preferred Stock adjusts with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the Warrant is the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the Warrant, including the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25% to 40% and risk-free rate based on the estimated life of the Warrant.

Dividends

For the three and six month periods ended June 30, 2007, cash dividends in the amount of $104,000 and $207,000, respectively, were paid to the Series B-1 Preferred stockholder.

Additionally, the Company is accreting the accrued unpaid dividends and issuance costs related to the Series C Preferred Stock over a four year period, which are shown as a reduction in income available to common shareholders. The amount recorded for the three and six month periods ended June 30, 2008 was $1.2 million and $2.3 million, respectively.

7. Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), the Company has recorded an income tax provision related to continuing operations for the three and six month periods ended June 30, 2008 in the amount of $556,000 and $634,000, respectively. Additionally, a benefit of $51,000 and $0 for income taxes for the three and six months ended June 30, 2008, respectively, has been recorded as part of the Company’s income (loss) from discontinued operations.

In accordance with SFAS 109, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-forward period expires. The Company recorded an income tax provision related to continuing operations for the three and six month periods ended June 30, 2008 in the amount of $197,000 and $373,000, respectively, related to the additional deferred tax liability incurred during the period and a provision of $308,000 and $261,000, respectively, related to foreign operations. Additionally, the Company recorded a tax provision of $51,000 and $0 for the three and six months ended June 30, 2008, respectively, related to the intra-period tax allocation between discontinued operations and continuing operations.

The provision for income taxes for the three and six months ended June 30, 2008 and 2007 was prepared on a discrete quarterly and year to date basis, respectively. For the three and six months ended June 30, 2007, the yearly effective tax rate was not considered a reliable estimate for the current quarter and year to date provision.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008.

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

The majority of the Company’s revenue is from the Test Preparation Services division, which sells a range of services, including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company-operated locations and from royalties from, and product sales to, independently-owned franchises. The Supplemental Educational Services (“SES”) division delivers state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. The K-12 Services division earns fees from assessment, intervention materials sales and professional development services it renders to K-12 schools and from its content development work. Additionally, the Test Preparation Services and K-12 Services divisions earn royalties and other fees from sales of its books published by Random House, a related party.

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

	Three Months Ended June 30, 2008
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$28,272	$5,780	$5,476	$—	$39,528

Operating expense (including depreciation and amortization)	12,814	2,329	2,983	7,210	25,336

Operating income (loss)	6,487	1,059	500	(7,210)	836
Depreciation and amortization	635	4	853	575	2,067
Other income (expense)	—	—	—	(2)	(2)

Segment EBITDA	$7,122	1,063	1,353	(6,637)	2,901

Total segment assets	$95,405	$7,425	$14,300	$36,375	$153,505

Segment goodwill	$61,852	$—	$—	$—	$61,852

	Three Months Ended June 30, 2007
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$25,074	$2,457	$8,854	$—	$36,385

Operating expense (including depreciation and amortization)	12,083	1,140	3,817	4,673	21,713

Operating income (loss)	4,858	530	(477)	(4,673)	238
Depreciation and amortization	573	1	921	543	2,038
Other income (expense)	—	—	—	(3,688)	(3,688)

Segment EBITDA	$5,431	531	444	(7,818)	(1,412)

Total segment assets	$53,411	$23	$29,413	$25,305	$108,152

Segment goodwill	$31,006	$—	$—	$—	$31,006

	Six Months Ended June 30, 2008
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$51,422	$18,372	$11,105	$—	$80,899

Operating expense (including depreciation and amortization)	24,164	5,820	6,634	13,489	50,107

Operating income (loss)	9,400	4,497	(208)	(13,489)	200
Depreciation and amortization	996	9	1,724	1,129	3,858
Other income (expense)	—	—	(38)	(2)	(40)

Segment EBITDA	$10,396	4,506	1,478	(12,362)	4,018

Total segment assets	$95,405	$7,425	$14,300	$36,375	$153,505

Segment goodwill	$61,852	$—	$—	$—	$61,852

	Six Months Ended June 30, 2007
	Test Preparation Services	SES Services	K-12 Services	Corporate	Total
	(In thousands)
Revenue	$45,937	$8,684	$21,935	$—	$76,556

Operating expense (including depreciation and amortization)	23,029	2,570	8,189	10,577	44,365

Operating income (loss)	6,409	2,479	1,305	(10,577)	(384)
Depreciation and amortization	1,097	2	2,033	1,098	4,230
Other income (expense)	—	—	—	(3,763)	(3,763)

Segment EBITDA	$7,506	2,481	3,338	(13,242)	83

Total segment assets	$53,411	$23	$29,413	$25,305	$108,152

Segment goodwill	$31,006	$—	$—	$—	$31,006

Reconciliation of Segment EBITDA to income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment EBITDA	2,901	(1,412)	4,018	83
Depreciation and amortization	(2,067)	(2,038)	(3,858)	(4,230)
Interest income (expense)	29	(497)	127	(841)

Income (loss) from continuing operations before income taxes	863	(3,946)	287	(4,987)

9. Income (loss) Per Share

Basic and diluted net income (loss) per share information for all periods is presented according to the requirements of SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities and dividends related to convertible securities are added back to net income (loss) attributed to common stockholders. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive.

A reconciliation of net income (loss) and the number of shares used in computing basic earnings per share are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Income (loss) from continuing operations	$307	$(3,817)	$(347)	$(4,850)
Income (loss) from discontinued operations	(41)	(640)	35	4,919
Less preferred dividends and accretion	(1,150)	(104)	(2,298)	(207)

Net income (loss) attributed to common stockholders	$(884)	$(4,561)	$(2,610)	$(138)

Weighted average common shares outstanding for the period	32,918	27,890	31,202	27,837

Basic earnings per share:
Income (loss) from continuing operations	$(0.03)	$(0.14)	$(0.08)	$(0.18)
Income (loss) from discontinued operations	0.00	(0.02)	0.00	0.18

Net income (loss) attributed to common shareholders	$(0.03)	$(0.16)	$(0.08)	$0.00

The following shares were excluded from the computation of diluted earnings per common share because of their antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net effect of dilutive stock options and awards-based on the treasury stock method	653	171	688	160
Effect of convertible preferred stock-based on the if-converted method	10,486	1,117	10,374	1,116

	11,139	1,288	11,062	1,276

10. Restructuring

The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007, continuing into the second quarter ending June 30, 2008. The costs incurred related to the loss of a significant customer, the relocation of the Company’s finance and some legal operations from New York, New York to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In the fourth quarter ended December 31, 2007 the Company determined to exit a portion of a leased property, but did not cease use of the property until the second quarter of 2008. In accordance with Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a charge of $1.1 million was recorded in the second quarter of 2008 when the Company ceased use of the property.

For the three and six month periods ended June 30, 2008, the Company incurred additional restructuring expenses, which were not accrued for at December 31, 2007, in the amount of $2.6 million and $3.1 million, respectively. The costs consisted of compensation expense related to termination or employee severance directly associated with the restructuring.

The following table sets forth the components of the restructuring charge and payments made against the reserve for the six months ended June 30, 2008 (in thousands):

Severance and Termination Benefits
Accrued restructuring balance at December 31, 2007	$4,308
Add: Restructuring provision	3,090
Less: Cash paid	(5,473)
Disposal of fixed assets	(877)

Accrued restructuring balance at June 30, 2008	$1,048

11. Related Party Transactions

During 2006 and 2007, the Company entered into agreements with Achievement Technologies, Inc. (“ATI”) and its successor corporation, US Skills, LLC (“US Skills”), under which ATI paid $584,000 to the Company in 2006 and US Skills paid $500,000 to the Company in 2007 for the use of certain licenses of the Company’s technology. Michael Perik, who has a controlling ownership interest in both ATI and US Skills, was appointed the Company’s Chief Executive Officer, President and a director on July 22, 2007.

Effective April 2008, the Company entered into an additional agreement with US Skills to license to US Skills the Company’s K-12 assessment platform and to develop certain software to integrate the Company’s K-12 assessment platform with a third party’s application, all in connection with specified sublicenses by US Skills of such applications. Under the agreement, US Skills is obligated to pay the Company a development fee of $440,000 and license fees of $240,000 for the period ending June 30, 2009. Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the company is reimbursed by US Skills. The agreement also provides for an equal sharing of all net revenues from the sublicensing by US Skills of the Company’s K-12 assessment platform and the third party’s application, after certain payments by US Skills to each of the Company and the third party.

In accordance with FIN 46(R), Consolidation of Variable Interest Entities, the Company evaluated whether its interest and relationships with U.S. Skills would require that the Company consolidate U.S. Skills. The Company determined that the provisions of FIN 46(R) do not require that it consolidate U.S. Skills.

12. Subsequent Events

Acquisition of The Princeton Review of Orange County, Inc.

In July 2008, the Company acquired The Princeton Review of Orange County, Inc., the owner of several Princeton Review franchises in Southern California and licensing rights in Utah, New Mexico and the southern California counties of Los Angeles, Riverside, San Bernadino, Santa Barbara, Ventura, Fresno, Kern and San Luis Obispo. The aggregate purchase price of $31 million consisted of $25.4 million in cash and the issuance of 719,147 shares of the Company’s common stock.

Wells Fargo Foothill, LLC Credit Agreement

In July 2008, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, LLC as Arranger and Administrative Agent (the “Agent”) providing for a $20 million term loan and a $5 million revolving credit facility. The Credit Agreement contains a number of restrictions on the Company’s business that are customary for transactions of this type including, but not limited to, restrictions on the Company’s ability to incur indebtedness, grant liens on assets, make certain payments, merge, consolidate or dispose of assets. The Credit Agreement also contains affirmative covenants and events of default that are customary for transactions of this type. Failure to comply with these covenants, or the occurrence of an event of default, could result in acceleration of the maturity of the Company’s debt and other financial obligations under the Credit Agreement.

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

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. The Company and its franchisees provided test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to students in over 1,500 locations throughout the United States and abroad. In 2008, the Company operated through the following divisions:

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review. The Test Preparation Services division has historically accounted for the majority of our overall revenue and accounted for approximately 72% and 64% of our overall revenue in the first three and six months of 2008, respectively. As a result of the acquisition of TSI and the Princeton Review of Orange County (and despite the elimination of the related franchise fees), we expect revenues in the Test Preparation Services Division and income from operations to continue to increase in 2008.

Supplemental Educational Services Division

The Supplemental Educational Services (“SES”) Division provides state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. We expect revenues in the SES Division to continue to increase in 2008 as a result of increased demand in existing markets and expansion into new markets.

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

Corporate

The Company’s Corporate segment is responsible for all company-wide related fees and activities, along with a large portion of employee compensation and related expenses for the Company’s general and administrative functions. In 2007, the Company undertook a restructuring effort which has resulted in a $3.1 million expense for the six month period ending June 30, 2008. Approximately $1.0 million of that expense is expected to be paid out in the third quarter of 2008. The costs incurred related to the loss of a significant customer, the relocation of the Company’s finance and some legal operations from New York, New York to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission. This effort is expected to save the Company $3.8 million annually, of which $3.6 million is related to compensation and related expenses and $182,000 of annual depreciation expense related to leasehold improvements on the abandoned portion of the property.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Revenue

For the three months ended June 30, 2008, total revenue increased by $3.1 million, or 8.6%, to $39.5 million from $36.4 million in the three months ended June 30, 2007. This was a result of strong growth at our Test Preparation Services and SES segments, but partially offset by the decrease sustained at our K-12 segment as a result of the loss of a significant customer.

Test Preparation Services revenue increased by $3.2 million, or 12.8%, to $28.3 million from $25.1 million in the three months ended June 30, 2007. This increase is primarily due to $3.5 million generated by Test Services, Inc. (“TSI”), which was acquired on March 7, 2008 and $1.5 million from small group tutoring revenue, partially offset by $1.9 million of lower franchise and other related fees from TSI, and the Company’s Providence, RI and Amherst, MA franchises acquired in October 2007.

SES Services revenues increased by $3.3 million, or 135.2%, to $5.8 million from $2.5 million in the three months ended June 30, 2007. This increase is primarily due to $2.2 million of increased market share in existing markets and $1.3 million from expansion into two new markets in 2008.

K-12 Services revenue decreased by $3.4 million, or 38.2%, to $5.5 million from $8.9 million in the three months ended June 30, 2007. This decrease is primarily related to the loss of a significant customer in July 2007 which had been responsible for approximately $3.2 million of revenue in the three months ended June 30, 2007.

Cost of Revenue

For the three months ended June 30, 2008, total cost of revenue decreased by $1.0 million, or 7.5%, to $13.4 million from $14.4 million in the three months ended June 30, 2007. This was a result of growth in our Test Preparation Services and SES segments, partially offset by the loss of a significant customer in K-12.

Test Preparation Services cost of revenue increased by $837,000, or 10.3%, to $9.0 million from $8.1 million in the three months ended June 30, 2007 due primarily to increased costs generated by TSI of approximately $1.2 million, offset by lower site rental costs of $320,000, excluding TSI. Gross margin during the period for the Test Preparation Services division increased from 68.3% to 68.0%, primarily due to improved site utilization due to increased class sizes.

SES Services cost of revenue increased by $1.6 million, or 204.0%, to $2.4 million from $787,000 in the three months ended June 30, 2007. This increase is due to the greater site rent expense of $513,000 and compensation of $1.1 million. Gross margin during the period for the SES Services division decreased from 68.0% to 58.6%. This was primarily due to increased site rent from 2007 to 2008.

K-12 Services cost of revenue decreased by $3.5 million, or 63.8%, to $2.0 million from $5.5 million in the three months ended June 30, 2007, primarily due to the loss of a significant customer. Gross margin during the period for the K-12 Services division increased from 37.7% to 63.6%, primarily due to product and service mix. The revenue in the second quarter of 2008 was more heavily weighted with the higher margin assessment services as compared to the second quarter of 2007, which had a greater portion of lower margin professional development revenues.

Operating Expenses

For the three months ended June 30, 2008, operating expenses increased by $3.6 million, or 16.6%, to $25.3 million from $21.7 million in the three months ended June 30, 2007.

•

Test Preparation Services operating expenses increased by $731,000, or 6.0%, to $12.8 million from $12.1 million in the three months ended June 30, 2008. This increase is primarily related to the acquisition of TSI, which incurred operating expenses of $1.7 million for the quarter and increased advertising costs, excluding TSI, of $468,000 offset in part by lower professional fees and internally developed software expense of $1.2 million.

•

SES Services operating expenses increased by $1.2 million, or 104.3%, to $2.3 million from $1.1 million in the three months ended June 30, 2008. The increase is primarily due to higher compensation costs to support the increased revenues.

•

K-12 Services operating expenses decreased by $834,000, or 21.8%, to $3.0 million from $3.8 million in the three months ended June 30, 2008. This decrease is primarily related to reduced compensation, research and development and other costs offset by increased professional fees.

•

Corporate operating expense, excluding restructuring costs, decreased by $30,000, or 0.1%, to $4.6 million from $4.7 million in the three months ended June 30, 2008, due to a reduction in salaries and wages and other professional fees, offset in part by increased stock based compensation costs and accounting and related fees.

•

Restructuring costs increased by $2.6 million, to $2.6 million from $0 in the three months ended June 30, 2008, due to exit costs associated with a leased property of $1.1 million and compensation and related expenses of $1.5 million.

Other Income/Expense

For the three months ended June 30, 2008, net other income increased by $3.7 million to ($2,000) from ($3.7) million in the three months ended June 30, 2007 due primarily to the fair value adjustment of the derivatives which were retired as a result of the Series C Preferred Stock financing.

Interest Income/Expense

For the three months ended June 30, 2008, net interest income increased by $526,000 to $29,000 from ($497,000) in the three months ended June 30, 2007, due primarily to the termination of the credit facility in 2007, coupled with interest earned on balances invested in money market accounts.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenue

For the six months ended June 30, 2008, total revenue increased by $4.3 million, or 5.7%, to $80.9 million from $76.6 million in the six months ended June 30, 2007. This was a result in strong growth at our Test Preparation Services and SES segments, but partially offset by the decrease sustained at our K-12 segment as a result of the loss of a significant customer.

Test Preparation Services revenue increased by $5.5 million, or 11.9%, to $51.4 million from $45.9 million in the six months ended June 30, 2007. This increase is primarily due to $4.5 million generated by Test Services, Inc. (“TSI”), which was acquired on March 7, 2008 and $2.9 million from small group tutoring revenue, offset in part by $2.3 million of lower franchise and other related fees from TSI, and the Company’s Providence, RI and Amherst, MA franchises acquired in October 2007.

SES Services revenues increased $9.7 million, or 111.6%, to $18.4 million from $8.7 million in the six months ended June 30, 2007. This increase is primarily due to $6.1 million of increased market share in existing markets and $3.6 million from expansion into two new markets in 2008.

K-12 Services revenue decreased by $10.8 million, or 49.4%, to $11.1 million from $21.9 million in the six months ended June 30, 2007. This decrease is primarily related to the loss of a significant customer in July 2007 which had been responsible for approximately $10.8 million of revenue in the six months ended June 30, 2007.

Cost of Revenue

For the six months ended June 30, 2008, total cost of revenue decreased by $2.0 million, or 6.1%, to $30.6 million from $32.6 million in the six months ended June 30, 2007. This was due to our acquisition of TSI and SES revenue expansion, partially offset by K-12’s loss of a significant customer and increased productivity gains.

Test Preparation Services cost of revenue increased by $1.4 million, or 8.2%, to $17.9 million from $16.5 million in the six months ended June 30, 2007 due primarily to increased costs generated by TSI of approximately $1.5 million. Gross margin during the period for the Test Preparation Services division increased from 64.1% to 65.3%, primarily due to improved site utilization due to increased class sizes.

SES Services cost of revenue increased by $4.5 million, or 121.8%, to $8.1 million from $3.6 million in the six months ended June 30, 2007. This increase is due to the greater site rent expense of $880,000, salaries and related expense of $2.6 million, and course materials expense of $764,000 to support the increase revenues. Gross margin during the period for the SES Services division decreased from 58.2% to 56.2% due to an increase in site rental costs.

K-12 Services cost of revenue decreased by $7.7 million, or 62.4%, to $4.7 million from $12.4 million in the six months ended June 30, 2007, primarily due to the loss of a significant customer. Gross margin during the period for the K-12 Services division increased from 43.3% to 57.9%, primarily due to product and service mix. The revenue in the first two quarters of 2008 was more heavily weighted with the higher margin assessment services as compared to the first two quarters of 2007, which had a greater portion of lower margin professional development revenues.

Operating Expenses

For the six months ended June 30, 2008, operating expenses increased by $5.7 million, or 12.9%, to $50.1 million from $44.4 million in the six months ended June 30, 2007.

•

Test Preparation Services operating expenses increased by $1.2 million, or 4.9%, to $24.2 million from $23.0 million in the six months ended June 30, 2007. This increase is primarily related to the acquisition of TSI, which incurred operating expenses of $1.9 million for the quarter and increased advertising costs, excluding TSI, of $713,000 offset by lower professional fees and internally developed software expense of $1.6 million.

•

SES Services operating expenses increased by $3.2 million, or 126.5%, to $5.8 million from $2.6 million in the six months ended June 30, 2007. The increase is primarily due to higher compensation costs to support the increased revenues.

•

K-12 Services operating expenses decreased by $1.6 million, or 19.0%, to $6.6 million from $8.2 million in the six months ended June 30, 2007. This decrease is primarily related to reduced compensation, marketing, and other costs offset by increased research and development and professional fees.

•

Corporate operating expense, excluding restructuring costs, decreased by $178,000, or 1.7%, to $10.4 million from $10.6 million in the six months ended June 30, 2007, due to a reduction in salaries and wages of $1.0 million and $1.0 million of taxes, miscellaneous and professional fees, offset by increased stock based compensation costs of $1.2 million, accounting and related fees of $565,000.

•

Restructuring expense increased by $3.1 million, or 100.0%, to $3.1 million from $0 in the six months ended June 30, 2007, due to exit costs associated with a leased property of $1.1 million and compensation and related expenses of $2.0 million.

Other Income/Expense

For the six months ended June 30, 2008, net other income increased by $3.7 million to ($40,000) from ($3.8) million in the six months ended June 30, 2007, due primarily to the fair value adjustment of the derivatives which were retired as a result of the Series C Preferred Stock financing.

Interest Income/Expense

For the six months ended June 30, 2008, net interest income increased by $968,000 to $127,000 from ($841,000) in the six months ended June 30, 2007, as a result of the termination of the credit facility in 2007 and additional interest earned from higher balances invested in money market accounts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand and collections from customers. At June 30, 2008, we had $28.7 million of cash and cash equivalents compared to $25.3 million at December 31, 2007. The $3.4 million increase in cash from the December 31, 2007 balance is attributable to the $13.8 million collected on receivable balances and improved cash flows from operations, offset by $4.6 million paid for the acquisition of TSI, $6.4 million for restructuring costs primarily related to termination benefits and $2.6 million for the settlement of a lawsuit with CollegeNet, Inc. For the same period in 2007, the decrease in cash of $1.5 million was due to a decrease of $6.1 million for continuing operations and $2.4 million for discontinued operating activities, offset by the $7.0 million of proceeds from the sale of the former Admission Services division.

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

Cash used for operating activities from continuing operations is our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the first six months of 2008, cash provided by operating activities was $7.1 million compared to $1.3 million during the first six months of 2007. The provision of cash was from the collection of customer receivable balances, offset by uses of cash in the first six months of 2008 related primarily to the payment of restructuring costs and a legal settlement with CollegeNet, Inc.

During the first six months of 2008, investing activities from continuing operations used $5.4 million of cash as compared to $6.8 million used during the comparable period in 2007. In the first quarter of 2008, we paid $4.6 million in cash to acquire TSI, offset by liabilities assumed as part of the transaction. Additionally, cash used in each of the periods relates primarily to additions to internally developed software and purchases of fixed assets.

Financing cash flows from continuing operations consist primarily of transactions related to our debt and equity structure. In the first six months of 2008 there was financing cash provided of approximately $1.6 million, compared to cash used of approximately $633,000, for the first six months of 2007. The cash provided in 2008 was primarily due to the exercise of employee stock options partially offset by outstanding note and capital lease payments. The cash used in 2007 was primarily due to capital lease payments and cash dividend payments related to the Series B-1 Preferred Stock.

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

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

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

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in the Form 10-K. Such remediation activities include the following:

•

We have hired and continue to hire more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•

We have established, and intend to continue to establish more rigorous review procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support and that reconciling items are investigated, resolved and recorded in a timely manner.

•

We have implemented a formal contract review process to establish and document the revenue recognition events and methodology at the time a revenue generating contract is signed. Appropriate contracts are reviewed and signed off by both the finance personnel and the project managers so that there is a clear understanding of what events will trigger revenue recognition and to establish the amounts to be recognized for each event. Since the first quarter we have implemented a process for acknowledgement of delivered services from customers with multiple element delivery contracts.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of our stockholders held June 25, 2008, our stockholders elected John S. Katzman, Robert E. Evanson and Michael J. Perik as Class I directors of the Company, each to serve on our Board of Directors until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The directors were elected by a plurality of the votes cast at the 2008 annual meeting, as follows:

Nominee	Votes For	Shares Withheld
John S. Katzman	19,811,399	5,318,840
Robert E. Evanson	22,662,112	2,468,067
Michael J. Perik	24,040,123	1,090,056

No other persons were nominated, nor received votes, for election as a director at the 2008 annual meeting.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description
10.1	Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 16, 2008).

10.2	Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 16, 2008).

10.3	Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 16, 2008).

10.4	Credit Agreement, dated as of July 2, 2008, by and among The Princeton Review, Inc. and Wells Fargo Foothill, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on July 7, 2008).

10.5	The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN RICHARDS
Stephen Richards
Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

August 11, 2008

Exhibit Index

Exhibit Number	Description
10.1	Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 16, 2008).

10.2	Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 16, 2008).

10.3	Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on June 16, 2008).

10.4	Credit Agreement, dated as of July 2, 2008, by and among The Princeton Review, Inc. and Wells Fargo Foothill, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on July 7, 2008).

10.5	The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.