Form 10-Q
period 2008-09-30
PRINCETON REVIEW INC
filed 2008-11-12
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 33,707,240 shares of $0.01 par value common stock outstanding at November 3, 2008.

EXPLANATORY NOTE:

The loss from discontinued operations, net loss, and loss attributable to common shareholders in the accompanying financial statements differ from the press release filed by The Princeton Review, Inc. (the “Company”) on Form 8-K on November 6, 2008. The Company recorded an after tax adjustment of $407,000 subsequent to the filing of the press release, which decreased each of the loss from discontinued operations, net loss, and the loss attributable to common shareholders by $407,000.

10.1	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall.

10.2	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik.

10.3	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards.

10.4	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$23,371	$25,281
Restricted cash and cash equivalents	936	905
Accounts receivable, net of allowance of $2,345 and $2,032, respectively	6,995	16,099
Other receivables, principally related parties	1,047	4,058
Inventory	2,244	1,624
Prepaid expenses	974	1,761
Other current assets	1,267	720
Assets held for sale	6,240	10,376

Total current assets	43,074	60,824
Furniture, fixtures, equipment and software development, net	13,168	11,127
Goodwill	82,615	33,627
Investment in affiliates	277	277
Other intangibles, net	28,352	3,491
Other assets	1,626	1,130
Assets held for sale	4,352	13,572

Total assets	$173,464	$124,048

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,155	$1,942
Accrued expenses	12,107	17,723
Current maturities of long-term debt	2,956	1,016
Deferred revenue	18,011	15,856
Liabilities held for sale	3,938	8,653

Total current liabilities	38,167	45,190
Deferred rent	1,815	1,683
Long-term debt	18,505	1,105
Other liabilities	770	830
Deferred tax liability	4,989	4,385
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	61,440	57,951
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 4,940,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,707,895 shares issued and outstanding as of September 30, 2008 and 28,294,361 shares issued and outstanding as of December 31, 2007	337	283
Additional paid-in capital	164,184	121,440
Accumulated deficit	(116,405)	(108,549)
Accumulated other comprehensive loss	(338)	(270)

Total stockholders’ equity	47,778	12,904

Total liabilities and stockholders’ equity	$173,464	$124,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Test Preparation Services	$34,050	$26,502	$85,472	$72,439
SES Services	699	(31)	19,071	8,651

Total revenue	34,749	26,471	104,543	81,090

Cost of revenue
Test Preparation Services	10,634	10,350	28,492	26,852
SES Services	544	86	8,599	3,716

Total cost of revenue	11,178	10,436	37,091	30,568

Gross profit	23,571	16,035	67,452	50,522

Operating expenses
Selling, general and administrative	21,741	21,360	62,082	58,466
Restructuring	482	1,108	2,233	1,108

Total operating expenses	22,223	22,468	64,315	59,574

Income (loss) from operations	1,348	(6,433)	3,137	(9,052)
Interest income (expense), net	(400)	157	(272)	(701)
Other expense, net	—	(3,788)	(2)	(7,551)

Income (loss) from continuing operations before income taxes	948	(10,064)	2,863	(17,304)
(Provision) benefit for income taxes	(499)	902	(1,162)	1,939

Income (loss) from continuing operations	449	(9,162)	1,701	(15,365)
Discontinued operations
Income (loss) from discontinued operations	(7,764)	(587)	(9,357)	2,617
Gain (loss) from disposal of discontinued operations	(240)	—	(240)	4,539
(Provision) benefit for income taxes from discontinued operations	11	(1,389)	40	(2,861)

Income (loss) from discontinued operations	(7,993)	(1,976)	(9,557)	4,295

Net loss	(7,544)	(11,138)	(7,856)	(11,070)
Dividends and accretion on Preferred Stock	(1,191)	(883)	(3,489)	(1,090)

Loss attributed to common stockholders	$(8,735)	$(12,021)	$(11,345)	$(12,160)

Earnings (loss) per share
Basic and diluted
Loss from continuing operations	$(0.02)	$(0. 36)	$(0.05)	$(0.59)
Income (loss) from discontinued operations	(0.24)	(0.07)	(0.30)	0.15

Net loss attributed to common stockholders	$(0.26)	$(0.43)	$(0.35)	$(0.44)

Weighted average shares used in computing income (loss) per share	33,498	28,031	31,973	27,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	For the nine months ended September 30, 2008
	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2007	28,294	$283	$121,440	$(108,549)	$(270)	$12,904
Exercise of stock options	367	4	2,525	—	—	2,529
Vesting of restricted stock	103	—	240	—	—	240
Stock-based compensation	—	—	2,452	—	—	2,452
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(3,489)	—	—	(3,489)
Shares issued in conjunction with acquisitions	4,944	50	41,016	—	—	41,066
Comprehensive loss
Net loss	—	—	—	(7,856)	—	(7,856)
Foreign currency loss	—	—	—	—	(68)	(68)

Comprehensive loss	—	—	—	(7,856)	(68)	(7,924)

Balance at September 30, 2008	33,708	$337	$164,184	$(116,405)	$(338)	$47,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows provided by (used for) operating activities:
Net loss	$(7,856)	$(11,070)
Less: Income (loss) from discontinued operations	(9,557)	4,295

Income (loss) from continuing operations	1,701	(15,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,859	1,890
Amortization	1,507	1,332
Bad debt expense	(32)	1,648
Change in fair value of derivatives and warrants	—	7,615
Disposal of software development	462	—
Deferred income tax liability	604	511
Deferred rent	132	(51)
Stock based compensation	2,452	2,740
Other long term liabilities	(60)	—
Net changes in operating assets and liabilities:
Accounts receivable	13,186	7,167
Inventory	(620)	155
Prepaid expenses	1,027	304
Other assets	(447)	166
Accounts payable and accrued expenses	(8,178)	(3,516)
Deferred revenue	(3,567)	(1,231)

Net cash provided by operating activities	10,026	3,365

Cash used for investing activities:
Purchases of furniture, fixtures, and equipment	(887)	(1,136)
Expenditures for software development	(3,524)	(2,401)
Restricted cash and cash equivalents	(31)	(52)
Purchases of franchises, net of acquired cash	(27,451)	—

Net cash used for investing activities	(31,893)	(3,589)

Cash flows provided by (used for) financing activities:
Capital lease payments	(220)	(520)
Dividends on Series B-1 Preferred Stock	—	(233)
Proceeds from exercise of stock options	2,529	586
Notes payable related to acquisitions	(599)	(410)
Redemption of Series B-1 Preferred Stock	—	(6,000)
Termination of fair value of derivatives and warrants	—	(7,796)
Proceeds from the sale of Series C Preferred Stock, net of issuance costs	—	55,929
Deferred financing costs	(957)	—
Proceeds from borrowings under term loan	20,000	—
Payments of borrowings under term loan	(204)	—
Payments of borrowings under revolving credit facility	—	(15,000)

Net cash provided by (used for) financing activities	20,549	26,556

Net cash flows provided by (used for) continuing operations	(1,318)	26,332

Cash flows from discontinued operations
Net cash (used for) provided by operating activities	(823)	914
Net cash provided by investing activities	231	6,110

Net cash provided by (used for) discontinued operations	(592)	7,024

Increase (decrease) in cash and cash equivalents	(1,910)	33,356
Cash and cash equivalents, beginning of period	25,281	10,334

Cash and cash equivalents, end of period	$23,371	$43,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

(unaudited)

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements of The Princeton Review, Inc., and its wholly-owned subsidiaries, The Princeton Review Canada Inc., Princeton Review Operations, L.L.C., effective March 7, 2008, Test Services, Inc., and effective July 24, 2008, The Princeton Review of Orange County, LLC, (together, the “Company” or “Princeton Review”) included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

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

In September 2008, the Company committed to a plan to dispose of its K-12 Services division. The Consolidated Condensed Financial Statements reflect the K-12 Services division as a discontinued operation. Accordingly, the K-12 Service division’s assets, liabilities, revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Operations, and Consolidated Condensed Statements of Cash Flows and have been included in: Assets held for sale; Liabilities held for sale; Income (loss) from discontinued operations; and Cash flows from discontinued operations, respectively. Refer to Note (3) to these Notes to Condensed Consolidated Financial Statements.

Certain other balances have been reclassified to conform to the current quarter’s presentation.

Products and Services

The following table summarizes the Company’s revenue and cost of revenue for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Revenue
Services	$33,550	$24,018	$98,020	$72,831
Products	599	952	3,112	2,996
Other	600	1,501	3,411	5,263

Total revenue	$34,749	$26,471	$104,543	$81,090

Cost of Revenue
Services	$10,768	$9,914	$35,611	$29,319
Products	436	522	971	913
Other	(26)	—	509	336

Total cost of revenue	$11,178	$10,436	$37,091	$30,568

Services revenue includes course fees, professional development, subscription fees, content development and marketing services fees. Products revenue includes sales of course material to independently owned franchises and fees from a publisher for manuscripts delivered. Other revenue includes royalties from independently owned franchises and royalties and marketing fees received from publishers.

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

New Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates include those related to revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, useful lives assigned to intangible assets, and fair value of assets and liabilities. Actual results could differ from those estimated.

2. Acquisitions

On July 24, 2008, the Company acquired The Princeton Review franchises in several southern California locations, Utah and New Mexico (collectively, “SoCal”). SoCal consisted of one franchise owned by The Princeton Review of Orange County, Inc. (“TPROC”), one franchise owned by LeComp Co., Inc., a California corporation (“LeComp”), and three franchises owned by Paul Kanarek, who also is the sole stockholder of TPROC. As aggregate consideration for the acquisition of SoCal, the Company paid $25.4 million in cash (less an adjustment for certain fees payable under the franchise agreements and assumed certain liabilities) and issued 719,149 shares of the Company’s common stock, which were valued at $5.7 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced. Upon the closing of this transaction, Mr. Kanarek owned approximately 1.6% of the Company’s outstanding common stock (assuming the conversion of all outstanding preferred stock).

The acquired intangibles for SoCal consist of franchise marketing rights, which will be amortized over their estimated twenty eight year useful life and a portion of the balance is expected to be deductible for income taxes. The purchase accounting for SoCal will be finalized during the quarter ending December 31, 2008.

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the owner of ten Princeton Review franchises, by means of a merger of a newly created subsidiary of The Princeton Review with and into TSI. Under the terms of the Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI, TSI became a wholly-owned subsidiary of The Princeton Review. As consideration to Alta Colleges, Inc. for the acquisition, the Company paid $4.6 million in cash and issued 4,225,000 shares of common stock, which were valued at $35.4 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced. The number of shares issued in the transaction is subject to adjustment on the first anniversary of the acquisition if the total value of the merger consideration decreases below $36 million (as a result of a decline in the trading price of the Company’s common stock). Alta Colleges, Inc. has been granted registration rights for the shares of common stock issued in this transaction in certain future registration statements of the Company. Upon the closing of this transaction, Alta Colleges, Inc. owned approximately 9.8% of the Company’s outstanding common stock (assuming the conversion of all outstanding preferred stock).

The acquisitions were part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises. The results of TSI and SoCal have been included in the Company’s consolidated financial statements since March 7, 2008 and July 24, 2008, the respective dates of acquisition. As a result of the TSI and SoCal transactions, the Company has recorded $28.3 million and $20.9 million of goodwill and $13.1 million and $12.8 million of other intangibles, respectively, all of which was allocated to the Test Preparation Services Division. The acquired intangibles for TSI consist of franchise marketing rights, which will be amortized over their estimated seventeen year useful life and are not expected to be deductible for income taxes. The purchase accounting for SoCal will be finalized during the quarter ending December 31, 2008. The goodwill from both transactions arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the respective acquisitions (in thousands).

	TSI March 7, 2008	SoCal July 24, 2008
Cash paid	$4,600	$25,400
Equity issued	35,380	5,686
Transaction costs	599	776

Total consideration issued	40,579	31,862

Cash	2,206	1,718
Other assets, net	1,336	768
Other intangibles	13,092	12,778

Fair value of assets acquired	16,634	15,264

Liabilities assumed	(4,305)	(4,281)

Net assets acquired	12,329	10,983

Goodwill	$28,250	$20,879

Operating results for TSI and SoCal have been reflected in the Company’s consolidated financial statements from the date of their respective acquisitions. The following unaudited pro forma consolidated financial information for the Company has been prepared as if the acquisitions had taken place at the beginning of each period presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

Pro Forma

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2008	2007	2008	2007
Revenue	$35,408	$34,083	$113,194	$102,016
Income (loss) from continuing operations	278	(8,201)	1,517	(14,368)
Income (loss) from discontinued operations	(7,993)	(1,976)	(9,557)	4,295
Dividends and accretion on preferred stock	(1,191)	(883)	(3,489)	(1,090)

Loss attributable to common shareholders	$(8,906)	$(11,060)	$(11,529)	$(11,163)

Pro forma basic and diluted income (loss) per share
Loss from continuing operations	$(0.03)	$(0.28)	$(0.06)	$(0.47)
Income (loss) from discontinued operations	(0.24)	(0.06)	(0.29)	0.13

Net Income (loss) attributable to common shareholders	$(0.27)	$(0.34)	$(0.35)	$(0.34)

3. Discontinued Operations

On September 29, 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the results of operations related to the K-12 Services division are included in loss from discontinued operations. In addition, the assets and liabilities of the K-12 Services Division have been reflected as assets held for sale and liabilities held for sale in the accompanying condensed consolidated balance sheets. During the third quarter of 2008, management determined that the assets of the K-12 Division were impaired. As a result, the loss from discontinued operations in the third quarter of 2008 includes an impairment charge of $6.3 million to reduce the carrying value of the assets of the K-12 business to their estimated fair value, less costs to dispose.

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division to Embark Corp. (“Embark”) for a purchase price of $7.0 million. The assets related to the Company’s business of providing electronic application and project management tools to schools and higher education institution customers (the “Admissions Tech Business”). The Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded $240,000 of the earn-out in 2007 as part of the gain from disposal of discontinued operations, which was expected to be paid by December 31, 2008. In September 2008, the Company determined the receivable to be uncollectible and expensed the balance. The Company recorded a gain on the sale of these assets in the amount of $4.6 million.

The following table includes certain summary income statement information related to the K-12 Services Division and Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2008	2007	2008	2007
Revenue	$3,928	$7,167	$15,033	$31,508
Cost of revenue	2,231	3,627	6,910	16,461

Gross margin	1,697	3,540	8,123	15,047
Operating expenses(a)	9,461	4,127	17,480	12,430

Income (loss) before income taxes	(7,764)	(587)	(9,357)	2,617
Gain (loss) from disposal of discontinued operations	(240)	—	(240)	4,539
(Provision) benefit for income taxes	11	(1,389)	40	(2,861)

Income (loss) from discontinued operations	$(7,993)	$(1,976)	$(9,557)	$4,295

(a)	Excludes corporate overhead expense previously allocated to the K-12 Services division and Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest Expense to Discontinued Operations. The amount of corporate overhead expense added back to the Company’s continuing operations from the K-12 Services division totaled $223,000 and $416,000 for the three months ended September 30, 2008 and 2007 and $181,000 and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. There was no corporate overhead expense added back to the Company’s continuing operations from the Admissions Tech Business for the three months ended September 30, 2008 or 2007 or for the nine months ended September 30, 2008. The corporate overhead expense added back to the Company’s continuing operations for the nine months ended September 30, 2007 was $69,000.

The Company had assets and liabilities related to the K-12 Services Division’s discontinued operations comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Current assets	$6,240	$10,376

Furniture, fixtures, equipment and software development, net	4,352	6,722
Investment in affiliates	—	356
Other intangibles, net	—	6,494

Non-current assets	4,352	13,572

Total assets related to discontinued operations	$10,592	$23,948

Current liabilities	3,938	8,653

Total liabilities related to discontinued operations	$3,938	$8,653

There were no assets or liabilities related to the Admissions Tech Business discontinued operations as of September 30, 2008 and December 31, 2007.

4. Stock-Based Compensation

FAS 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense is recognized on a straight-line method over the requisite service period. Performance-based stock compensation expense is recognized over the service period if the achievement of performance criteria is considered probable by the Company. The fair value of stock options is estimated using the Black-Scholes option pricing formula which uses the following assumptions in its fair value calculation at the date of grant for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (years)	5.0	5.0	5.0	5.0
Expected forfeiture rate	15.0%	15.0%	15.0%	15.0%
Risk-free interest rate	3.4%	4.3%	2.8%	5.0%
Volatility	37.9%	45.9%	36.9%	29.3% to 45.9%

Information concerning all stock option activity for the nine months ended September 30, 2008 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,349,778	$6.29
Granted at market price	986,378	$7.94
Forfeited	(370,792)	$7.50
Exercised	(366,857)	$6.89

Outstanding at September 30, 2008	6,598,507	$6.75	6.98	$9,181
Vested or expected to vest at September 30, 2008	6,226,163	$6.74	6.86	$8,745
Exercisable at September 30, 2008	2,971,785	$6.66	4.69	$4,363

As of September 30, 2008, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $8.9 million, net of estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately 3 years.

Total stock-based compensation expense recorded for the three months ended September 30, 2008 and 2007 was $875,000 and $736,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $2.5 million and $2.7 million, respectively. Stock-based compensation is recorded as operating expense in the accompanying consolidated statements of operations.

During the three and nine month periods ended September 30, 2008, the Board of Directors awarded performance based options for an aggregate of 50,000 and 250,000 shares of common stock, respectively, under the 2000 Stock Incentive Plan which are included in the table above. The vesting of these options is contingent upon exceeding annual earnings or revenue targets for the years ending 2008 through either 2010 or 2011, depending upon the award. For each of the three and nine month periods ended September 30, 2008, the Company recorded $27,000 and $87,000, respectively, in expense related to performance based options.

A summary of the status of nonvested shares of restricted stock as of September 30, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2007	135,289	$5.24
Awards granted	54,648	7.49
Awards vested	(102,292)	6.20
Awards forfeited	(39,459)	5.20

Nonvested awards outstanding at September 30, 2008	48,186	$5.77

On March 6, 2008, the Company granted 29,648 shares of stock to Michael J. Perik, the Company’s President and Chief Executive Officer, have a grant date fair value of $240,000. This award was granted to Mr. Perik in lieu of a cash bonus for the 2007 fiscal year in accordance with the terms of his employment agreement and was accrued in the 2007 financial statements. The award does not have any restrictions.

On June 30, 2008, the Company granted 25,000 shares of restricted stock to certain of its non-employee directors having a grant date fair value of $169,000. These restricted stock awards vest on January 30, 2009.

As of September 30, 2008, the total remaining unrecognized compensation cost related to nonvested restricted stock awards and units amounted to approximately $143,000, which will be recognized over the weighted-average remaining requisite service period of approximately four months.

5. Long-term Debt and Line of Credit

Wells Fargo Foothill, LLC Credit Agreement

The Company has a credit agreement (“July 2008 Credit Agreement”) with Wells Fargo Foothill, LLC, as arranger and administrative agent (“Wells Fargo”) that is comprised of a $5.0 million revolving line of credit (“Revolving Credit Facility”) and a $20.0 million term loan (“Term Loan”). Interest rates for borrowings under the Revolving Credit Facility are determined based upon the Company’s option of either the Base Rate Margin or LIBOR Rate Margin option. The Base Rate Margin is the greater of 6.00% per annum and Wells Fargo’s self-determined prime rate along with a leverage ratio range of 3.25% – 4.25%. The LIBOR Rate Margin is the greater of 3.00% per annum and the LIBOR rate per annum, along with a leverage ratio range of 4.50% – 5.50%. The Revolving Credit Facility carries a fee of 0.5% of the unused balance.

As of September 30, 2008, the Term Loan bears interest at 8.50%. The Term Loan is due in 20 consecutive quarterly graduating installments ranging from $500,000 to $1.0 million, which will commence on October 1, 2008. The Company is required to make additional installment payments for non-recurring cash receipts of greater than $100,000. A balloon installment of the balance is due at the maturity of the loan. The current balloon installment is $2.8 million. The Term Loan will mature on July 1, 2013. As of September 30, 2008, the Company had outstanding indebtedness of $19.8 million under our Term Loan and no amounts outstanding under the Revolving Credit Facility. The Company’s borrowing availability under the Revolving Credit Facility was $5.0 million as of September 30, 2008.

The July 2008 Credit Agreement requires the Company to comply with an earnings before interest, taxes, depreciation and amortization covenant or EBITDA, a fixed charge ratio covenant, a leverage ratio covenant and a capital expenditures covenant. This agreement contains customary affirmative and negative covenants that, among other things: limit the ability of the Company to pay certain dividends; incur additional indebtedness or liens; consignment of inventory; make certain investments, restricted payments and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of September 30, 2008, the Company was in compliance with the required covenants.

Golub Capital CP, LLC Credit Agreement

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

6. Redeemable Convertible Preferred Stock

Series C Preferred Stock

On July 23, 2007, the Company entered into a Series C Preferred Stock Purchase Agreement with Bain Capital Venture Fund 2007, L.P., certain of its affiliates, Prides Capital Fund I, L.P. (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60,000,000 of the Company’s Series C Convertible Preferred Stock (60,000 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Each share of the Series C Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. Transactions potentially impacting the Company’s capital structure have been reviewed and have not triggered a conversion price adjustment as of September 30, 2008. The Series C Preferred Stock contains a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock, the dividend shall no longer accrue unless declared by the Board of Directors of the Company. Additionally, on or at any time after the eighth anniversary of the issuance of the Series C Preferred Stock, if requested by the holders of at least 10% of the then outstanding Series C Preferred Stock, each holder of the Series C Preferred Stock shall have the right to require the Company to redeem all of such holders’ Series C Preferred Stock, for cash, at a redemption price equal to the original purchase price of the Series C Preferred Stock plus accrued and unpaid dividends. The Company also has the right to redeem the then outstanding Series C Preferred Stock following the eighth anniversary of the issuance date, for cash, at a redemption price equal to the original purchase price plus accrued and unpaid dividends.

The Series C Preferred Stock, voting separately as a class, is also entitled to elect two directors to the Company’s Board of Directors, each of whom were elected on July 23, 2007.

In addition, the Company entered into an Investor Rights Agreement dated July 23, 2007, by and among the Company and the Purchasers, pursuant to which the Company granted the Purchasers and Michael J. Perik, the Company’s President and Chief Executive Officer, certain demand registration rights for the registration of the resale of the shares of common stock held by them, including shares issued or issuable upon conversion of the Series C Preferred Stock. Any demand for registration must be made for at least 20% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Investor Rights Agreement also grants the Purchasers preemptive rights with respect to certain issuances of securities which may be undertaken by the Company in the future.

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

The Company determined that the fair value of the combined embedded derivatives and the Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities are accounted for at fair value, with changes in fair value recognized as other income (expense) on the income statement. During the three and nine month periods ended September 30, 2007, the Company recognized $3.8 million and $7.6 million, respectively, of other expense related to the final adjustment of the fair value for the embedded derivatives and the Warrant. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and the Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to its redemption value as of the earliest possible redemption date (November 28, 2005).

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

Dividends

For the three and nine month periods ended September 30, 2007, cash dividends in the amount of $26,000 and $233,000, respectively, were paid to the Series B-1 Preferred stockholder.

Additionally, the Company is accreting the accrued unpaid dividends and issuance costs related to the Series C Preferred Stock over a four year period, which are shown as a reduction in income available to common shareholders. The amount recorded for the three and nine month periods ended September 30, 2008 was $1.2 million and $3.5 million, respectively.

7. Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), the Company has recorded an income tax provision related to continuing operations for the three and nine month periods ended September 30, 2008 in the amount of $499,000 and $1.2 million, respectively. Additionally, a benefit of $11,000 and $40,000 for income taxes for the three and nine months ended September 30, 2008, respectively, has been recorded as part of the Company’s income (loss) from discontinued operations.

In accordance with SFAS 109, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-forward period expires. The Company recorded an income tax provision related to continuing operations for the three and nine month periods ended September 30, 2008 in the amount of $244,000 and $617,000, respectively, related to the additional deferred tax liability incurred during the period and a provision of $176,000 and $437,000, respectively, related to foreign operations. Additionally, the Company recorded a tax provision of $11,000 and $40,000 for the three and nine months ended September 30, 2008, respectively, related to the intra-period tax allocation between discontinued operations and continuing operations.

The provision for income taxes for the three and nine months ended September 30, 2008 and 2007 was prepared on a discrete quarterly and year to date basis, respectively. For the three and nine months ended September 30, 2008 and 2007, the yearly effective tax rate was not considered a reliable estimate for the current quarter and year to date provision.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.

8. Segment Information

As a result of its commitment in September 2008 to dispose of its K-12 Services Division, the Company currently operates in two reportable segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which EBITDA is evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

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

	Three Months Ended September 30, 2008
	Test Preparation Services	SES Services	Corporate	Total
	(In thousands)
Revenue	$34,050	$699	$—	$34,749

Operating expense (including depreciation and amortization)	14,987	2,580	4,656	22,223

Operating income (loss)	8,429	(2,425)	(4,656)	1,348
Depreciation and amortization	649	5	577	1,231

Segment EBITDA	$9,078	(2,420)	(4,079)	2,579

Total segment assets	$126,651	$4,837	$31,384	$162,872

Segment goodwill	$82,615	$—	$—	$82,615

	Three Months Ended September 30, 2007
	Test Preparation Services	SES Services	Corporate	Total
	(In thousands)
Revenue	$26,502	$(31)	$—	$26,471

Operating expense (including depreciation and amortization)	10,896	2,290	9,282	22,468

Operating income (loss)	5,255	(2,406)	(9,282)	(6,433)
Depreciation and amortization	490	2	534	1,026
Other income (expense)	—	—	(3,788)	(3,788)

Segment EBITDA	$5,745	(2,404)	(12,536)	(9,195)

Total segment assets	$50,264	$82	$58,495	$108,841

Segment goodwill	$31,006	$—	$—	$31,006

	Nine Months Ended September 30, 2008
	Test Preparation Services	SES Services	Corporate	Total
	(In thousands)
Revenue	$85,472	$19,071	$—	$104,543

Operating expense (including depreciation and amortization)	39,151	8,399	16,765	64,315

Operating income (loss)	17,829	2,073	(16,765)	3,137
Depreciation and amortization	1,646	14	1,706	3,366
Other income (expense)	—	—	(2)	(2)

Segment EBITDA	$19,475	2,087	(15,061)	6,501

Total segment assets	$126,651	$4,837	$31,384	$162,872

Segment goodwill	$82,615	$—	$—	$82,615

	Nine Months Ended September 30, 2007
	Test Preparation Services	SES Services	Corporate	Total
	(In thousands)
Revenue	$72,439	$8,651	$—	$81,090

Operating expense (including depreciation and amortization)	33,920	4,861	20,793	59,574

Operating income (loss)	11,668	73	(20,793)	(9,052)
Depreciation and amortization	1,587	4	1,631	3,222
Other income (expense)	—	—	(7,551)	(7,551)

Segment EBITDA	$13,255	77	(26,713)	(13,381)

Total segment assets	$50,264	$82	$58,495	$108,841

Segment goodwill	$31,006	$—	$—	$31,006

Reconciliation of Segment EBITDA to income (loss) before income taxes (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment EBITDA	2,579	(9,195)	6,501	(13,381)
Depreciation and amortization	(1,231)	(1,026)	(3,366)	(3,222)
Interest income (expense)	(400)	157	(272)	(701)

Income (loss) from continuing operations before income taxes	948	(10,064)	2,863	(17,304)

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

A reconciliation of net income (loss) and the number of shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Income (loss) from continuing operations	$449	$(9,162)	$1,701	$(15,365)
Income (loss) from discontinued operations	(7,993)	(1,976)	(9,557)	4,295
Less preferred dividends and accretion	(1,191)	(883)	(3,489)	(1,090)

Net loss attributed to common stockholders	$(8,735)	$(12,021)	$(11,345)	$(12,160)

Weighted average common shares outstanding for the period	33,498	28,031	31,973	27,823

Basic and diluted earnings per share:
Loss from continuing operations	$(0.02)	$(0.36)	$(0.05)	$(0.59)
Income (loss) from discontinued operations	(0.24)	(0.07)	(0.30)	0.15

Net loss attributed to common shareholders	$(0.26)	$(0.43)	$(0.35)	$(0.44)

The following shares were excluded from the computation of diluted earnings per common share because of their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net effect of dilutive stock options and awards-based on the treasury stock method	616	149	663	160
Effect of convertible preferred stock-based on the if-converted method	10,640	7,730	10,488	2,577

	11,256	7,879	11,151	2,737

10. Restructuring

The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007, continuing into the quarter ended September 30, 2008. The costs incurred related to the relocation of the Company’s finance and some legal operations from New York, New York to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

For the three and nine month periods ended September 30, 2008, the Company incurred additional restructuring expenses, which were not accrued for at December 31, 2007, in the amount of $528,000 and $2.2 million, respectively. The costs consisted of compensation expense related to termination or employee severance directly associated with the restructuring.

The following table sets forth the components of the restructuring charge and payments made against the reserve for the nine months ended September 30, 2008 (in thousands):

Severance and Termination Benefits
Accrued restructuring balance at December 31, 2007	$4,308
Add: Restructuring provision	2,233
Less: Cash paid	(6,507)

Accrued restructuring balance at September 30, 2008	$34

11. Related Party Transactions

During 2006 and 2007, the Company entered into agreements with Achievement Technologies, Inc. (“ATI”) and its successor corporation, US Skills, LLC (“US Skills”), under which ATI paid $584,000 to the Company in 2006 and US Skills paid $500,000 to the Company in 2007 for the use of certain licenses of the Company’s technology. Michael J. Perik, who has a controlling ownership interest in both ATI and US Skills, was appointed the Company’s President and Chief Executive Officer, President and a director on July 22, 2007.

Effective April 2008, the Company entered into an additional agreement with US Skills to license to US Skills the Company’s K-12 assessment platform and to develop certain software to integrate the Company’s K-12 assessment platform with a third party’s application, all in connection with specified sublicenses by US Skills of such applications. Under the agreement, US Skills is obligated to pay the Company a development fee of $440,000 and license fees of $240,000 for the period ending June 30, 2009. Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the company is reimbursed by US Skills. The agreement also provides for an equal sharing of all net revenues from the sublicensing by US Skills of the Company’s K-12 assessment platform and the third party’s application, after certain payments by US Skills to each of the Company and the third party. For the three and nine months ended September 30, 2008, the Company recognized revenue related to US Skills in the amounts of $532,000 and $1.1 million, respectively. Cash receipts received from US Skills for the three and nine months ended September 30, 2008 were $256,000 and $1.3 million, respectively.

In accordance with FIN 46(R), Consolidation of Variable Interest Entities, the Company evaluated whether its interest and relationships with U.S. Skills would require that the Company consolidate U.S. Skills. The Company determined that the provisions of FIN 46(R) do not require that it consolidate U.S. Skills.

Any revenue or expense relating to these agreements relates to the K-12 Division and, as such, are included in discontinued operations.

12. Commitments and Contingencies

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings.

In August 2008, the Company learned that certain of the Company’s web pages that appeared to contain confidential information were available to the public on the Internet for a short period of time (the “Security Incident”). The Company discovered that, due to an operational error or errors that occurred in connection with a change in information system architecture and concurrent change of hosting providers, an Internet web page that was intended to be, and historically had been, password protected, had inadvertently ceased to be password protected for a 7-8 week period. Although the web page was shut down the day the Company learned about the matter, prior to that time some files that contained personal information about students from schools that used the Company’s assessment center product (or its predecessor product) under license from the K-12 Division were accessible. With the exception of one school district in Sarasota, Florida that included social security numbers for some students, the K-12 student data accessible during the Security Incident did not include financially sensitive information such as social security numbers, credit card information or other financial information. The Company notified the Sarasota school district as well as Sarasota students who may have had such sensitive data accessible during the incident and has procured credit monitoring for those students requesting it and for whom such monitoring is available because they are over 18. In some cases, the Company also notified other school districts and students whose information was subject to compromise, even where the Company was not legally obligated to do so because the nature of the information did not trigger notification statutes. Other than the Security Incident, the Company believes its systems remain secure.

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United States District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identify theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorneys’ fees and costs. The Company is defending this action vigorously.

13. Subsequent Event

In October 2008, the Company acquired The Princeton Review of Pittsburgh, Inc., owner of a Princeton Review franchisee in Pittsburgh, Pennsylvania. The net purchase price of $691,000 consisted of $346,000 in cash and the issuance of a note in the amount of $346,000 to be paid in three annual installments from 2009 through 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, subsequent Quarterly Reports on Form 10-Q and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We offer one of the leading SAT preparation courses and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. The Company and its franchisees provide test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to students in over 1,500 locations throughout the United States and abroad. The Company currently operates through the following divisions:

Test Preparation Services Division

The Test Preparation Services Division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. Royalties received from domestic and international franchisees for the three months ended September 30, 2008 were $11,000 and $19,000, respectively. For the nine months ended September 30, 2008 domestic and international royalties received were $844,000 and $213,000, respectively. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review. The Test Preparation Services division accounted for approximately 98% and 82% of our overall revenue in the first three and nine months of 2008, respectively and historically has accounted for the majority of our overall revenue. As a result of the acquisition of Test Services, Inc. (“TSI”) and the Princeton Review franchises in several southern California locations, Utah and New Mexico (“SoCal”) in July 2008 (and despite the elimination of the related franchise fees), we expect revenues in the Test Preparation Services division and income from operations to continue to increase in 2008.

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

Corporate

The Company’s Corporate division is responsible for all company-wide related fees and activities, along with a large portion of employee compensation and related expenses for the Company’s general and administrative functions. In 2007, the Company undertook a restructuring effort which has resulted in a $2.2 million expense for the nine month period ending September 30, 2008. Approximately $34,000 of that expense is expected to be paid out in the fourth quarter of 2008. The costs incurred related to the loss of a significant customer, the relocation of the Company’s finance and some legal operations from New York, New York to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission. This effort is expected to save the Company $2.7 million annually, the majority of which is related to compensation and related expenses.

Discontinued Businesses

The Company’s former K-12 Services Division provided a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the K-12 Services Division is presented as a discontinued operation in this Form 10-Q. During the third quarter of 2008, management determined that the assets of the K-12 Services Division were impaired. As a result, the loss from discontinued operations in the third quarter of 2008 includes an impairment charge of $6.3 million to reduce the carrying value of the assets of the K-12 business to its estimated fair value, less costs to dispose. Excluding the effects of the impairment, the results of the K-12 Services Division were negatively impacted for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to a restructuring charge in the second quarter of 2008 and the loss of a significant customer in July 2007.

Until February 2007, the Company’s former Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with the sale of the Higher Education Technology Services business, financial results associated with this business have been reclassified as discontinued operations. In connection with this transaction, two other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services (now classified as discontinued operations) and Test Preparation Services divisions, respectively. The only remaining business operated by the former Admissions Services division was providing higher education marketing services to post secondary schools. In April 2007, we outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc. Under this new arrangement, the sales and customer support functions related to this business are to be performed by Higher Edge Marketing, Inc. and we are responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge Marketing, Inc. Higher Edge Marketing, Inc. contracts with post secondary schools directly and is required to pay us a royalty on the fees it receives from post secondary schools for marketing services. Financial results associated with admissions publications and marketing services, including any royalties from Higher Edge Marketing Services, Inc., previously reported in the Admissions Services division have been reclassified for all periods presented into Test Preparation Services. College counseling services previously reported in the Admissions Services division have been reclassified for all periods and are presented within K-12 Services (now classified as discontinued operations).

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue

For the three months ended September 30, 2008, total revenue increased by $8.3 million, or 31.3%, to $34.7 million from $26.5 million in the three months ended September 30, 2007. This was a result of growth at our Test Preparation Services division primarily due to the acquisition of TSI and SoCal.

Test Preparation Services revenue increased by $7.5 million, or 28.5%, to $34.1 million from $26.5 million in the three months ended September 30, 2007. This increase is primarily due to $4.7 million generated by TSI, which was acquired on March 7, 2008, $3.6 million from SoCal, which was acquired on July 24, 2008 and increased revenue from contracts with educational institutions and higher licensing revenue. These increases in revenue were partially offset by lower franchise and other related fees of $1.0 million from TSI, SoCal and the Company’s Providence, RI and Amherst, MA franchises which were acquired in October 2007.

SES Services revenues were $699,000 for the three months ended September 30, 2008 as compared to no revenue for the three months ended September 30, 2007. This increase is primarily due to final adjustments of amounts due from contracts related to the 2007-2008 academic year, which ended in June 2008.

Cost of Revenue

For the three months ended September 30, 2008, total cost of revenue increased by $742,000, or 7.1%, to $11.2 million from $10.4 million in the three months ended September 30, 2007. This was a result of growth in our Test Preparation Services and SES divisions.

Test Preparation Services cost of revenue increased by $284,000, or 2.7%, to $10.6 million from $10.4 million in the three months ended September 30, 2007 due primarily to the addition of costs generated by TSI and SoCal of approximately $1.3 million and $1.0 million, respectively. This was offset by lower cost of revenue for the organic business primarily due to classroom efficiencies which favorably impact teacher payroll and facility costs. Gross margin during the period for the Test Preparation Services division increased to 68.8% from 60.9%, primarily due to classroom efficiencies.

SES Services cost of revenue increased by $458,000, or 532.6%, to $544,000 from $86,000 in the three months ended September 30, 2007. This increase is primarily due to the compensation costs of $311,000 and other costs incurred as the division prepares to enter new markets for the 2008-2009 school year. Gross margin during the period for the SES Services division increased to 22.2% from 0%. This was primarily due to final adjustments of amounts due from contracts related to the 2007-2008 academic year.

Operating Expenses

For the three months ended September 30, 2008, operating expenses decreased by $245,000, or 1.1%, to $22.2 million from $22.5 million in the three months ended September 30, 2007.

Test Preparation Services operating expenses increased by $4.1 million, or 37.5%, to $15.0 million from $10.9 million in the three months ended September 30, 2007. This increase is primarily related to the acquisitions of TSI and SoCal, which incurred operating expenses of $1.7 million and $845,000, respectively, as well as increased costs from the existing Test Preparation operations due to salary related costs of $642,000, marketing costs of $460,000, other general administrative of $232,000 and research and development costs of $117,000.

SES Services operating expenses increased by $290,000, or 12.7%, to $2.6 million from $2.3 million in the three months ended September 30, 2007. The increase is primarily due to higher compensation costs of $662,000 and marketing costs of $255,000 to support the increased revenues as the division enters new markets for the 2008-2009 school year offset by $520,000 of reduced bad debt expense.

Corporate operating expense, excluding restructuring costs, decreased by $4.0 million, or 48.9%, to $4.2 million from $8.2 million in the three months ended September 30, 2007, due to reductions in salaries and wages of $1.9 million, other professional fees of $1.2 million, $248,000 of facility costs as a result of our prior restructuring activities, reduced research and development costs of $589,000 due to a more focused IT investment strategy and other cost savings of $105,000.

Restructuring costs decreased by $626,000, to $482,000 from $1.1 million in the three months ended September 30, 2007, due to decreased compensation and related expenses of $626,000.

Other Income/Expense

For the three months ended September 30, 2008, net other income was $0 as compared to expense of $3.8 million in the three months ended September 30, 2007 due primarily to the fair value adjustment of the derivatives which were retired as a result of the Series C Preferred Stock financing.

Interest Income/Expense

For the three months ended September 30, 2008, interest income decreased by $287,000, or 72.3%, to $110,000 from $397,000 in the three months ended September 30, 2007, due primarily to a decrease in interest on loans to affiliates, which expired in conjunction with the acquisition of SoCal.

For the three months ended September 30, 2008, interest expense increased by $270,000, or 112.5% to $510,000 from $240,000 in the three months ended September 30, 2007, due primarily to additional debt obtained in order to fund the acquisition of SoCal.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenue

For the nine months ended September 30, 2008, total revenue increased by $23.5 million, or 28.9%, to $104.5 million from $81.1 million in the nine months ended September 30, 2007. This was a result of growth at our Test Preparation Services segment due to the acquisitions of TSI and SoCal and the SES segment due to growth within existing markets and expansion into two new markets.

Test Preparation Services revenue increased by $13.0 million, or 18.0%, to $85.5 million from $72.4 million in the nine months ended September 30, 2007. This increase is primarily due to $9.2 million generated by TSI, which was acquired on March 7, 2008, $3.6 million from SoCal, which was acquired July 24, 2008, which were offset by $2.8 million lower franchise and other related fees from TSI, SoCal and the Company’s Providence, Rhode Island and Amherst, Massachusetts franchises, acquired in October 2007. The remaining increase in Test Prep Services’ revenue is due to an increase in both organic tutoring and institutional revenue.

SES Services revenues increased by $10.4 million, or 120.4%, to $19.1 million from $8.7 million in the nine months ended September 30, 2007. This increase is primarily due to $6.7 million of increased market share in existing markets and $3.7 million from expansion into two new markets in 2008.

Cost of Revenue

For the nine months ended September 30, 2008, total cost of revenue increased by $6.5 million, or 21.3%, to $37.1 million from $30.6 million in the nine months ended September 30, 2007. This was primarily due to our acquisition of TSI and SoCal and SES revenue expansion.

Test Preparation Services cost of revenue increased by $1.6 million, or 6.1%, to $28.5 million from $26.9 million in the nine months ended September 30, 2007 due primarily to the addition of costs generated by TSI and SoCal of approximately $2.8 million and $1.0 million, respectively. This was partially offset by site rental costs, excluding TSI and SoCal, of $1.2 million and $1.0 million in other costs for the organic business, primarily related to classroom efficiencies which favorably impact teacher payroll and other costs. Gross margin during the period for the Test Preparation Services division increased to 66.7% from 62.9%, primarily due to classroom efficiencies, which favorably impacts teacher payroll and facility costs.

SES Services cost of revenue increased by $4.9 million, or 131.4%, to $8.6 million from $3.7 million in the nine months ended September 30, 2007. This increase is due to salaries and related expense of $2.1 million, course administration expense of $1.1 million, site rent expense of $942,000 and other course costs of $821,000 to support the increased revenues. Gross margin during the period for the SES Services division decreased to 54.9% from 57.0% due to an increase in site rental costs as a result of higher facility charges in the new markets entered in 2008.

Operating Expenses

For the nine months ended September 30, 2008, operating expenses increased by $4.7 million, or 8.0%, to $64.3 million from $59.6 million in the nine months ended September 30, 2007.

Test Preparation Services operating expenses increased by $5.2 million, or 15.4%, to $39.2 million from $33.9 million in the nine months ended September 30, 2007. This increase is primarily related to the acquisitions of TSI and SoCal, which incurred operating expenses of $3.9 million and $846,000, respectively, and increased advertising costs, excluding TSI and SoCal, of $1.2 million.

SES Services operating expenses increased by $3.5 million, or 72.8%, to $8.4 million from $4.9 million in the nine months ended September 30, 2007. The increase is primarily due to higher compensation costs of $2.9 million, facility costs of $293,000 and $1.1 million of incremental corporate facilities, information technology and other infrastructure costs to support the increased revenues offset by improved bad debt expense of $791,000.

Corporate operating expense, excluding restructuring costs, decreased by $5.2 million, or 26.2%, to $14.5 million from $19.7 million in the nine months ended September 30, 2008, due to reductions in salaries and related expenses of $2.6 million, $794,000 of professional fees, and $623,000 of other costs related to marketing, training, research and development, and other general and administrative costs. In addition, $1.2 million of the decrease was due to an adjustment of corporate overhead expenses previously allocated to the K-12 services division.

Restructuring expense increased by $1.1 million, or 101.5%, to $2.2 million from $1.1 million in the nine months ended September 30, 2007, due compensation and related expenses of $1.1 million.

Other Income/Expense

For the nine months ended September 30, 2008, net other expense decreased by $7.6 million to $2,000 from $7.6 million in the nine months ended September 30, 2007, due primarily to the fair value adjustment of the derivatives which were retired as a result of the Series C Preferred Stock financing.

Interest Income/Expense

For the nine months ended September 30, 2008, interest income decreased by $190,000, or 37.9%, to $311,000 from $501,000 in the nine months ended September 30, 2007, due primarily to decreased interest on loans to affiliates, which expired in conjunction with the acquisition of SoCal.

For the nine months ended September 30, 2008, interest expense decreased by $619,000, or 51.5%, to $583,000 from $1.2 million in the nine months ended September 30, 2007, primarily as a result of the termination of our prior credit facility in 2007 which was in place for seven months versus the current credit facility in which was entered into in July 2008 and in place for only three months.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, internally generated funds from operations and borrowings under our credit facilities. Our primary uses of liquidity, in addition to funding operations, are debt service, capital expenditures and acquisitions.

Sources of Liquidity

Cash on Hand. As of September 30, 2008, we had $23.4 million of cash and cash equivalents and $936,000 of restricted cash and cash equivalents. The balance in restricted cash and cash equivalents is attributable to cash the Company pledged as collateral to a landlord as a security deposit in the form of a certificate of deposit and a performance bond.

Cash Generated by Operations. Our Test Preparation Services division has historically generated, and continues to generate, the largest portion of our cash flow from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, from both of our divisions, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post-secondary institutions, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Wells Fargo Credit Facility. As of September 30, 2008, we had fully drawn on the $20.0 million term loan and had $5.0 million available under our revolving line of credit.

Uses of Liquidity

Debt Service. As of September 30, 2008, we had outstanding borrowings under our Wells Fargo term loan of $19.8 million. We are required to make current interest payments. Beginning on October 1, 2008, we are also required to make increasing quarterly installment payments ranging from $500,000 to $1.0 million. See Note 5 to our condensed consolidated financial statements – “Long-term Debt and Line of Credit.”

Capital Expenditures and Acquisitions. During the nine months ended September 30, 2008, we incurred capital expenditures for fixed assets and internally developed software of $4.0 million. In addition, as part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises, we acquired TSI in March 2008 and SoCal in July 2008. Cash consideration for TSI and SoCal was $4.6 million and $25.4 million, respectively.

Cash Flows Summary

For the nine months ended September 30, 2008, cash flows provided by operating activities were $10.0 million, as compared to $3.4 million for the nine months ended September 30, 2007. The increase is primarily due to improved gross profit margins and the collection of customer receivable balances, offset by uses of cash in the first nine months of 2008 related primarily to the payment of restructuring costs and a legal settlement with CollegeNet, Inc.

For the nine months ended September 30, 2008, cash flows used for investing activities were $31.9 million as compared to $3.6 million for the nine months ended September 30, 2007. Approximately $1.1 million of the increase is attributed to increased cash expenditures for software development and approximately $27.5 million is attributed to the acquisition of TSI in March 2008 and SoCal in July 2008. These increases were offset by a decrease in expenditures for furniture, fixtures and equipment of $249,000.

For the nine months ended September 30, 2008, cash flows provided by financing activities were $20.5 million as compared to $26.6 million for the nine months ended September 30, 2007. Cash flows from financing activities during the nine months ended September 30, 2008 primarily consisted of borrowings under the term loan of our credit facility of $20.0 million. During the nine months ended September 30, 2007, cash flows from financing activities included proceeds from the sale of Series C Preferred Stock of $55.9 million, offset by the redemption of Series B-1 Preferred Stock of $6.0 million, termination of the related fair value of derivatives and warrants of $7.8 million and repayment of our former credit facility of $15.0 million.

For the nine months ended September 30, 2008, cash flows used for discontinued operations were $592,000 as compared to cash provided by discontinued operations of $7.0 million for the nine months ended September 30, 2007. The decrease is primarily due to cash flows in 2007 including $7.0 million of proceeds from the sale of the former Admission Services division.

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

We do not hold any derivative financial instruments. Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal. Our exposure to market risk is principally confined to cash and cash equivalents. We place our cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our exposure for cash and cash equivalents is limited to amounts held above the Federal Deposit Insurance Corporation limitations.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

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

In August 2008, the Company learned that certain of the Company’s web pages that appeared to contain confidential information were available to the public on the Internet for a short period of time (the “Security Incident”). The Company discovered that, due to an operational error or errors that occurred in connection with a change in information system architecture and concurrent change of hosting providers, an Internet web page that was intended to be, and historically had been, password protected, had inadvertently ceased to be password protected for a 7-8 week period. Although the web page was shut down the day the Company learned about the matter, prior to that time some files that contained personal information about students from schools that used the Company’s assessment center product (or its predecessor product) under license from the K-12 Division were accessible. With the exception of one school district in Sarasota, Florida that included social security numbers for some students, the K-12 student data accessible during the Security Incident did not include financially sensitive information such as social security numbers, credit card information or other financial information. The Company notified the Sarasota school district as well as Sarasota students who may have had such sensitive data accessible during the incident and has procured credit monitoring for those students requesting it and for whom such monitoring is available because they are over 18. In some cases, the Company also notified other school districts and students whose information was subject to compromise, even where the Company was not legally obligated to do so because the nature of the information did not trigger notification statutes. Other than the Security Incident, the Company believes its systems remain secure.

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United States District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identify theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorneys’ fees and costs. The Company is defending this action vigorously.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the addition of the risk factor set forth immediately following this paragraph. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

The inadvertent disclosure on the Internet of personal information of a limited number of our students may result in significant liability and damage to our reputation and business.

As described in Item 1 of this Quarterly Report on Form 10-Q, a putative class action has been filed against us, and additional litigation, regulatory proceedings and claims may be asserted against us by affected school districts or on behalf of students, in connection with the inadvertent disclosure on the Internet of personal information of a limited number of our students (the “Security Incident”). We have offered credit monitoring services to students in the Sarasota, Florida school district who request it and for whom such monitoring is available because they are over 18. We are unable at this time to predict the outcome of any such litigation and claims. We may be required to pay fines, penalties or other amounts and may be subject to other remedies or remedial actions in connection with any such litigation or regulatory proceedings that may be brought against us. The ultimate resolution of matters related to the Security Incident could have a material adverse impact on our financial results, financial condition and liquidity, and on the trading price of our common stock. Regardless of their outcomes, these claims, litigation and proceedings would require us to devote substantial resources and time to defending them. In this regard, we expended, and may continue to expend, significant time and money investigating and responding to the Security Incident. The Security Incident and associated publicity could also materially harm our business and relationships with customers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2008 we issued an aggregate of 719,149 shares of common stock to Paul Kanarek, the owner of The Princeton Review of Orange County, Inc. (“TPROC”), as partial consideration for our SoCal acquisition. The aggregate consideration we paid in this acquisition also included $25.4 million in cash. The foregoing issuance of common stock was completed pursuant to Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) as a transaction by an issuer not involving a public offering. These shares of common stock are deemed restricted securities for the purposes of the Securities Act.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description

10.1	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall.

10.2	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik.

10.3	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards.

10.4	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg.

10.5	Credit Agreement, dated as of July 2, 2008, by and among The Princeton Review, Inc. and Wells Fargo Foothill, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on July 7, 2008).

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN C. RICHARDS
Stephen C. Richards Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

November 12, 2008

Exhibit Index

Exhibit Number	Description

10.1	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall.

10.2	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik.

10.3	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards.

10.4	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg.

10.5	Credit Agreement, dated as of July 2, 2008, by and among The Princeton Review, Inc. and Wells Fargo Foothill, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission on July 7, 2008).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.