Form 10-Q/A
period 2008-09-30
PRINCETON REVIEW INC
filed 2008-11-13
CIK 1113668

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of The Princeton Review, Inc. for the quarterly period ended September 30, 2008 is being filed solely for the purpose of correcting a typographical error contained in Exhibit 32.1 to the original filing of the Form 10-Q, filed on November 12, 2008. The remainder of the Form 10-Q, which is reproduced in this Amendment No. 1, is unchanged. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the filing date of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

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