Form 10-K
period 2008-12-31
PRINCETON REVIEW INC
filed 2009-03-16
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32469

THE PRINCETON REVIEW, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3727603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Speen Street Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 663-5050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2008, as reported by the NASDAQ Global Market, was approximately $136 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 33,754,462 shares of $0.01 par value common stock outstanding at March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2009 Meeting of Stockholders to be held on June 23, 2009.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this Annual Report under “Item 1A. Risk Factors” in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this Annual Report, unless the context indicates otherwise, “The Princeton Review,” the “Company,” “we,” “us” and “our” refer to The Princeton Review, Inc. and its subsidiaries and predecessors.

Item 1.	Business

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. The Company was founded in 1981 as an SAT preparation course. Today, based on our experience in the test preparation industry, we now believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. In 2008, the Company and its franchisees provided test preparation courses, tutoring services and supplemental educational services to students throughout the United States and abroad. Through September 2008, the Company operated through the following three divisions:

•

The Test Preparation Services division, founded in 1981, provides live and online test preparation courses. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand.

•	The Supplemental Educational Services (“SES”) division provides tutoring and supplemental educational services under the No Child Left Behind Act of 2001 (“NCLB”).

•	The K-12 Services division, which was sold to a third party in March 2009, as described below.

In September 2008, we committed to a plan to dispose of our K-12 Services division, which provided a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance, including online and print-based assessment, professional development, and materials to support school-based intervention programs. Accordingly, the accompanying Consolidated Financial Statements reflect the K-12 Services division as a discontinued operation. On March 12, 2009, we completed the sale of substantially all the assets of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”) in accordance with the terms and conditions of an Asset Purchase Agreement dated as of December 27, 2008.

The Company authors more than 169 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand. Books are sold primarily through Random House, Inc. (“Random House”), from which the Company collects fees for royalties and editing and marketing arrangements.

We were incorporated in Delaware in March 2000. Our Internet website address is www.PrincetonReview.com. We post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) on the investor relations page of our website: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our website are available free of charge. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Products and Services

Test Preparation Services Division

The Test Preparation Services division provides test preparation services to students taking the following major U.S. standardized tests:

SAT	LSAT (Law School Admissions Test)
GMAT (Graduate Management Admissions Test)	MCAT (Medical College Admissions Test)
GRE (Graduate Record Examination)	ACT (American College Test)
TOEFL (Test of English as a Foreign Language)	PSAT
USMLE (United States Medical Licensing Examination)	SAT Subject Tests

Our Classroom-Based Course Offerings

Our test preparation programs focus on customer service and quality instruction. Our experienced teachers and tutors generally work with small groups of students in our high school programs. In recent years we have expanded our product offerings to address the varied needs of our customers with respect to course length, intensity and price, among other factors. For a number of the major tests we provide the option of either a longer, more extensive course, or a shorter course designed to maximize instruction over a shorter time frame by focusing on test essentials. In certain cases we offer intensive weekender courses.

We believe that an important component of our test preparation programs is the high quality study materials and the advanced diagnostic analysis that our students receive. We invest significant resources on research and development to enhance the materials used in our programs. As a result, our students receive comprehensive testing materials, ample practice questions, testing drills, mock exams and a thorough analysis of their progress as they proceed through our programs. We also believe we provide among the best teacher training in the industry.

Our Private Tutoring Offerings

The Princeton Review private tutoring program is our most exclusive, customized offering. We offer one-to-one and small group, high-end tutoring for all of the admissions tests. In addition, we provide individual assistance with academic subjects and admissions counseling. Tutoring is chosen by students and parents who want personalized instruction from our very best instructors on a flexible schedule.

Our Online Course Offerings

Our online programs are fully interactive and are particularly attractive to students who need the flexibility to prepare at any time of the day or night and on short notice. The online programs are designed for use by all of our classroom-based and tutoring students as well. Students can take tests or simply do extra work online on their own schedule. We offer a suite of online products, with a range of content options, which may be used to augment classroom courses or private tutoring or may be used instead of those offerings, including private tutoring programs delivered online. Our online tools have enriched all of our products while providing more flexibility by offering all Princeton Review students the ability to choose their best and most convenient way of learning as they progress through our programs.

Our School-Based Offerings

In addition to offering our standardized test preparation programs to individual students, we also offer our SAT, SAT Subject Test and ACT test preparation services and college readiness services to individual schools and school districts around the United States. The Princeton Review works with hundreds of such institutional clients to provide test preparation and college readiness services to their students. These clients range from remote private schools to large urban school districts and other sponsoring non-educational organizations. Our institutional programs are custom designed to meet the needs of these institutional clients and their students. Using similar materials and techniques, we train our teachers and, occasionally, district teachers, to deliver test preparation, remediation and enrichment programs to districts of all demographics. We also offer extensive testing and professional development services to teachers.

Our Test Preparation & Admissions Publications and Software

Examples of our books and educational software products include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Human Brain Coloring Book
Cracking the LSAT	Cracking the AP US History	Essential High School Dictionary

Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	Math Workout for the GMAT	Crash Course for the SAT
GrammarSmart	Verbal Workout for the GMAT	Crash Course for the GRE

The Princeton Review: Cracking the SAT, ACT, GMAT, LSAT & GRE 2008 Editions software

The Princeton Review: The Best 368 Colleges, Best 296 Business Schools, Best 174 Law Schools, Best 168 Medical Schools

Cracking the CAHSEE (California)	Roadmap to the Regents (New York)	Roadmap to the Virginia SOL
Roadmap to the FCAT (Florida)	Roadmap to TAKS (Texas)	Know It All Series
Roadmap to the HSPA (New Jersey)	Ohio Roadmap Series	Smart Junior Series

Supplemental Educational Services (SES) Division

We deliver state-aligned research-based academic tutoring instruction designed to increase the academic achievement of students in schools in need of improvement in school districts throughout the country. Our customized services provide students intensive, live instruction related to math and English language arts (including reading) within a small group setting. SES providers in a state must be approved by the state’s Board of Education. Title 1 schools (schools in local school systems with high percentages of students eligible for free or reduced-fee lunch) in the state that have not made adequate yearly progress under NCLB for three years may then offer that SES provider’s services to eligible students. Districts send an annual notice to eligible parents listing all of the providers approved to serve their district. Parents select from this list the SES provider to tutor their children. Districts and the state’s Board of Education monitor the services and compliance.

We typically provide instruction with teachers hired from the schools and districts we service. Average total instruction time per student ranges from 30 and 60 hours over several weeks. Classes are supervised by Company staff to ensure maximum attendance, compliance with district rules and regulations, and the execution of a quality program.

We believe that school-based services provide a significant growth opportunity in the coming years. Under NCLB, students from low-income families who receive free and reduced-fee lunch and who attend Title 1 schools that are in their second year of school improvement (i.e., have not made adequate yearly progress under NCLB for three or more years), in corrective action, or in restructuring status are eligible to receive SES programs under NCLB. Such students are given the option of transferring to another public school (“School Choice”) or receiving SES tutoring, depending on the eligibility of the student and the status of the school. SES programs provide additional academic instruction designed to increase the academic achievement of students in schools in need of improvement. SES programs must be provided outside of the regular school day. Schools in need of improvement must allocate 20% of total Title 1 funding to SES and School Choice.

NCLB SES programs are funded through Title 1 funds. Each school district has its own rules and regulations concerning the disbursement of these funds. The rates charged by providers to local educational agencies for SES programs are generally calculated in a consistent manner across all markets. Providers are paid per student for each hour attended, whether the student attends for one hour or the maximum possible number of hours. Payments are typically subject to a maximum total amount an SES provider may earn per student, known as the Per Pupil Allotment (“PPA”), which is determined by the state or the school district.

In the 2007-2008 school year, we worked with a number of school districts across the country, including: the School Districts of New York City, NY; Chicago, IL; Miami-Dade County, Broward County, St. Lucie County, and Palm Beach County in Florida; Providence, RI; and Springfield, MA. We plan to seek out opportunities in secondary markets and to work closely with certain of our test preparation sites across the country to develop SES initiatives in their market areas.

We believe the SES business has the most potential in locations where the eligible student population is high. However, some of the important metrics influencing profitability of the SES business are the following:

•	PPA, since this affects revenue amounts;

•	Hourly rates charged by the provider;

•	The number of eligible students;

•	Competition, since students can choose the provider and can only be approved for one SES provider;

•	Internal resources and operating costs, since teacher pay rates vary and SES often requires a large administrative staff;

•	Attendance rates, since the PPA is paid based on pupil attendance; and

•	Student to teacher ratios.

Our SES division historically has made use of assessment and intervention materials developed by our K-12 Services business in providing its services to our customers. In connection with the sale of the assets of our K-12 Services division, we have entered into a license with CORE, the purchaser of that business, to continue to use those assessment and intervention materials in connection with our SES business through the 2010-2011 school year. We will not be charged any fees by CORE under the license.

Our Franchised International Operations

Historically, our classroom-based test preparation courses and tutoring services in North America have been delivered through Company-operated locations and through our independent franchisees, and our services in the rest of the world have been delivered solely through independent franchisees. Over the past several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, and in 2008 we acquired all of our remaining independent franchises in North America. As a result, our international operations are our only operations conducted through independent franchisees, and total revenue from our independent international franchisees is less than 1% of our total 2008 revenue. Our franchisees provide test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are generally approximately 8% of their cash receipts collected under the Princeton Review name. Franchisees also pay a per student fee for use by their students of our online course tools. Our franchisees also purchase our course materials, which they use in conducting their course and tutoring programs. Our franchisees do not provide Princeton Review online courses.

As of December 31, 2008, the Company had 23 franchises in 24 countries outside of the United States. Our independently-owned international franchises are located in Bahrain, Egypt, Guam, India, Israel, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Northern Cyprus, Oman, Pakistan, People’s Republic of China, the Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Syria, Taiwan, Thailand, Turkey and the United Arab Emirates. We are currently evaluating our international expansion strategy for the next several years, which may involve selling additional franchises or other initiatives.

Acquisitions and Dispositions

On March 7, 2008, we acquired Test Services, Inc. (“TSI”), the operator of eight of our franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4,600,000 in cash. In the event that the aggregate value of the Alta Shares, plus $4.6 million, is less than $36 million, we may become obligated to pay additional consideration to Alta (the “Additional Consideration”). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, and (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final per share value of such shares, plus $4.6 million in cash, is less than $36 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta. We may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration based on the calculation as of March 6, 2009 is approximately $9.9 million.

On July 24, 2008, we acquired The Princeton Review franchises in several southern California locations, Utah and New Mexico (collectively, “SoCal”). SoCal consisted of one franchise owned by The Princeton Review of Orange County, Inc. (“TPROC”), one franchise owned by LeComp Co., Inc., a California corporation (“LeComp”), and three franchises owned by Paul Kanarek, who also is the sole stockholder of TPROC. As aggregate consideration for the acquisition of SoCal, the Company paid $26.7 million in cash (less an adjustment for certain fees payable under the franchise agreements), assumed certain liabilities and issued 719,149 shares of the Company’s common stock with a value of $5.7 million.

On October 10, 2008, we acquired the assets and assumed certain liabilities of The Princeton Review of Pittsburgh, Inc., an owner of a Princeton Review franchise in Pittsburgh, Pennsylvania. The net purchase price of $752,000 consisted of $406,000 in cash and transaction costs and the issuance of a note payable in the amount of $346,000 to be paid in three installments from 2009 through 2011.

On March 12, 2009, we completed the sale of substantially all the assets of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”) in accordance with the terms and conditions of an Asset Purchase Agreement dated as of December 27, 2008. The aggregate consideration for the sale consisted of

(1) $9.5 million in cash paid on the closing date and (2) additional cash consideration equal to the net working capital of the K-12 Services division as of the closing date, to be calculated 180 days after the closing date and to be paid within a reasonable amount of time thereafter.

On February 16, 2007, we sold certain assets of our Admissions Services division (the “Embark Sale”). These assets were sold to Embark Corp. and comprised the business of providing electronic application and prospect management tools to higher education institution customers, primarily on a subscription basis. The purchase price consisted of approximately $7.0 million in cash.

In October 2007, we acquired our western Massachusetts franchise, Hunter Educational Services, Inc., and our Providence, Rhode Island franchise, The Princeton Review of Rhode Island, Inc, in separate transactions. The purchase price for the western Massachusetts franchise was $1.0 million plus an additional earn-out payment based on receipts for the next five years of at least $650,000. The purchase price for the Providence, Rhode Island franchise was $935,000 plus an additional earn-out payment based on receipts for the next five years of not more than $1,065,000.

We intend to continue to pursue strategies to maximize stockholder value, which may continue to include acquisitions that will help us further expand our product offerings or grow geographically or other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. We expect our acquisition focus to be on companies with complementary products or services. From time to time, we have made investments in businesses with which we wanted to build strategic relationships, and we may do so in the future. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Sales and Marketing

We believe that the majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through our retail locations, national events and conferences, and relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. Our sales and marketing activities by division are as follows:

Test Preparation Services Division. Nationally, we use search engine marketing, electronic media and direct mail to market our products and services to students and parents. These efforts drive enrollment and provide overall brand awareness. We have increased our enrollment partnership efforts, targeting large student groups and corporations that send a large number of students to college and graduate school. Through these relationships we receive preferential marketing exposure and qualified prospects. A robust national event and conference schedule, executed at a local level, rounds out our lead generation efforts. Locally, our retail sites manage the day-to-day execution of our marketing campaigns. Local sites augment our national efforts with highly targeted activities (advertisements in local school newspapers, distribution of posters and flyers in high traffic areas, and sponsorship of school activities) that serve to fill their course schedules and prospect pipelines. Virtually every employee in our regional offices is part of the sales force. They, along with, our contact center representatives, counsel students and parents regarding specific program features and benefits across the entire suite of products. Educators remain one of the most important influencers of test preparation. As such, we devote considerable efforts to building positive relationships with schools. We have a sales team that specifically targets educational institutions and works directly with school administrators to develop programs that meet the unique needs of their students and families.

SES Division. SES providers are approved by each state’s board of education. We rely on both internal staff and independent contractors to identify opportunities for SES in various states. The SES division applies for approval with individual states to provide services to qualified school districts and students. Once approved the SES division contracts directly with qualified school districts (or, in some cases, with schools) to provide SES programs at district schools. School districts send an annual notice to the parents of eligible students regarding the providers approved to serve their school districts, and parents choose the SES provider they want to serve their children. In addition, providers attend provider fairs, work with select non-profit organizations and attend parent-teacher conferences to raise the awareness of their services.

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

Test Preparation Services Division. We rely on our development staff, teachers and other education experts to create and refine the materials used in our Test Preparation Services division. Our goal is to design and improve our products in such a way as to offer our students the best and most productive overall experience, while addressing their preferences and fitting within their lifestyles. We seek to accomplish this by:

•	continually updating and enhancing our test preparation materials and our teaching methods;

•	ensuring that our designated personnel take virtually every major standardized test for which we offer courses, so that our techniques and materials remain current;

•	performing quantitative and qualitative research into the preferences and needs of our customers;

•	regularly soliciting and reviewing feedback from students taking our programs;

•	enhancing the services and functionality of our online test preparation tools and content; and

•	frequently updating our standardized test preparation publications.

Overall, we seek to provide a complementary mix of live and online offerings from which students can choose to best fit their needs and achieve their goals.

SES Division. We rely on a combination of content and materials developed by our former K-12 Services division and our Test Preparation Service division’s teaching professionals (together with professionals from the schools in which we provide services) to deliver remediation and enrichment SES programs. The former K-12 Services division’s SideStreets product is designed to meet all applicable state and national standards, and is suitable for after school and weekend SES programs. Program components include a full set of student and teacher materials that integrate assessment, instruction, and professional development. The student is required to take a pre-course assessment to determine the specific needs of the student, mid-course assessments and a post-course assessment to determine the results of the program. The curriculum is pre-approved by the state during the process of approving us as an SES provider. In connection with the sale of the assets of our K-12 Services division, we have entered into a license with CORE, the purchaser of that business, to continue to use those assessment and intervention materials in connection with our SES business through the 2010-2011 school year.

Significant Customers

The largest customer in our SES division accounted for 11% of our total revenue. The top two customers in the SES division collectively accounted for 72% of that division’s revenue in 2008.

Competition

The markets for our educational products and services are highly competitive. Following is our competitive landscape, by division:

Test Preparation Services Division. Our Test Preparation Services division faces competition in standardized test preparation primarily from one other established national company, Kaplan, Inc., a division of The Washington Post Company. We also face competition from many local and regional companies that provide test preparation, career counseling and application assistance to students. For example, we estimate that a majority of pre-college test preparation services are performed by these local and regional providers and other companies who service this fragmented market, even though each of these competitors individually has a smaller market share than Kaplan, Inc. or us.

SES Division. We believe there are approximately 2,000 companies providing SES services in the United States. Our division’s primary competitors include Rocket Learning, Learn-It Systems, A+ Tutoring, BELL, Newton Learning, Supreme Evaluations and Club Z. It is also not uncommon for a school district to also provide its own services.

We believe that the principal competitive factors in our markets include the following:

•	brand recognition;

•	ability to demonstrate measurable results;

•	availability of integrated online and offline solutions;

•	overall quality of user experience;

•	alignment of offerings with specific needs of students, parents and educators; and

•	value and availability of products and services.

We believe that we compete favorably with our competitors on the basis of these factors. We believe that our primary competitive advantage is our well-known and highly trusted Princeton Review brand, our extensive experience in test preparation and admissions, our innovative, high-quality educational products and services, our rigorous teacher training and our employees. We also believe that our ability to attract students, parents and educators to our www.PrincetonReview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

We have used “The Princeton Review” as our principal service and trademark for test preparation services and related publications and materials since 1982. We are party to an agreement with Princeton University under which it has agreed not to oppose or contest our use or registration of these marks anywhere in the world and also to provide us consent and assistance where necessary to secure such registration, as long as we include a disclaimer of affiliation with the University in the size and manner specified in the agreement and annually inform our employees and franchisees of the requirement for use of the disclaimer.

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

Employees

As of December 31, 2008, we had approximately 560 full-time employees and approximately 125 part-time employees, not including our part-time teachers. During 2008 we also had approximately 10,300 additional part-time teachers who taught test preparation courses or provided SES instruction at some point during the year. In any particular month, the number of part-time teachers that worked for us ranged between approximately 2,400 and 4,500. As of December 31, 2008, the breakdown of our full-time employees by division was as follows: 346 in Test Preparation Services, 88 in SES, 53 in K-12 Services and 73 in corporate and administration. The breakdown of our part-time employees by division for the same date was as follows: 49 in Test Preparation Services, one in SES, 65 in K-12 Services and ten in corporate and administration. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Over the last few years, the Company has invested heavily in the expansion of existing business lines and the development of new businesses. These investments, combined with Sarbanes-Oxley compliance costs and rising overhead expense, have driven losses in each of our last three fiscal years. We have incurred net losses of approximately $8.7 million, $28.7 million and $10.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $117.2 million.

In order to achieve sustained profitability we will need to implement changes to existing business processes, significantly reduce overhead expense and drive profitable revenue growth. The Company is re-engineering processes and systems to reduce our overhead, continue to improve our internal control management process and upgrade or replace certain critical business systems.

If we are unable to achieve these objectives, we may fail to achieve or sustain profitability in subsequent periods, in which case the market price of our common stock may be adversely affected.

Adverse conditions in the global economy could adversely affect our revenues.

As widely reported, financial markets in the United States and internationally have been experiencing extreme disruptions in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The impact of these disruptions on our customers could result in a decrease in sales of our products and services. The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results and financial condition could be adversely affected.

If colleges and universities reduce their reliance on standardized admissions tests, our business will be materially adversely affected.

The success of our Test Preparation business depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products and services will deteriorate and our business will be materially adversely affected. Additionally, the SES market is dependent on the availability of federal funding under NCLB. A substantial reduction in funds available for SES programs under NCLB could have an adverse effect on our operating results.

Our contracts with schools, school districts, municipal agencies and other governmental bodies present several risks, including the timing of revenue recognition, which, combined with fixed expenses, puts a strain on our working capital requirements.

As the Company has grown over the last several years, we have begun to enter into an increasing number of contracts with schools, school districts, municipal agencies, and other governmental bodies. These contracts present several types of risks and uncertainties. Many of our contracts with school districts are school-year contracts subject to annual renewal at the option of the school district, and in many instances the school district can terminate or modify the contracts at their convenience. Any number of factors could cause a school district to terminate or fail to renew a contract or otherwise affect a school district’s willingness to contract with us, including budget cuts, negative publicity (whether or not the reason for such publicity is within our control) and changes in the composition of local school boards or changes in school district administration. Any termination or non-renewal of a contract with a school district could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other school districts.

Additionally, the approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer. Costs, however, are recorded as incurred, whether or not the contract is signed. While we try not to incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control. As we do not follow a school-based fiscal year our current calendar-based fiscal year makes it more difficult for us to forecast quarterly revenue streams from these contracts. This may make it more difficult for us to deliver operating results in line with analysts’ forecasts, and could therefore adversely affect our stock price.

Because our customers are often unable to begin payment for services until formal execution of the agreement, this delay in formal contract execution may also cause our cash balances to fluctuate significantly from period to period and may expose us to credit risk. We believe that we may be able to recover monies owed from a customer for which we have performed services but who fails to render payment in the absence of a signed contract based on several legal theories designed to prevent unjust enrichment. However, this basis of recovery may not be available in all jurisdictions (or, if available, may be expensive to pursue) where we enter into these contracts, or may limit our recovery with respect to amounts or timing. Accordingly, the absence of a signed agreement may, depending on the laws of the applicable jurisdiction, make it substantially more difficult or impossible for us to receive payments for services provided. While we have not experienced a default by a customer under such circumstances to date, and believe that the nature of the parties with which we are contracting makes such a default less likely, it is a possibility that such circumstances may arise in the future with respect to one or more of these contracts.

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

The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. Our current competitors include but are not limited to:

•	providers of live and online test preparation and tutoring services;

•	companies that provide SES services; and

•	companies that provide print, software, web-based and other educational products and services.

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

We expect to derive a growing portion of our revenue from sales of our products and services to educational institutions, including SES programs and college readiness offerings. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

Although SES represents a significant growth opportunity, this market depends on federal, state, city and school district politics, all of which are in constant flux. Our ability to expand services in the SES market will depend on the level of acceptance and cooperation by school districts even if government funding for SES remains at the current level or is reduced.

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

As of December 31, 2008, our internal control over financial reporting was ineffective due to the presence of a material weakness, as more fully described in Item 9A of this Form 10-K. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

We experience, and expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. We typically generate the largest portion of our SES revenue in the first and fourth quarters.

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

Our quarterly operating results may not meet expectations of public market analysts or investors, which could cause our stock price to decline. In addition to the seasonal fluctuations described above, our operating results may vary from quarter to quarter in response to a variety of other factors beyond our control, including:

•	our customers’ spending patterns, which, in some cases, are difficult to predict;

•	the timing of school districts’ funding sources and budget cycles;

•	the timing of signing, expirations and renewals of educational institution contracts;

•	variations in product mix;

•	the timing of corporate sponsorships and advertising; and

•	non-recurring charges incurred in connection with acquisitions or other extraordinary transactions.

Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance and you should not rely on them to predict the future performance of our stock price. In addition, our past results may not be indicative of future performance because several of our businesses were introduced, acquired or sold relatively recently.

Loss of significant customers could significantly adversely affect our revenue or cause disruptions in our operations.

The largest customer in our SES division accounted for 11% of our total revenue. The top two customers in the SES division collectively accounted for 72% of that division’s revenue in 2008. Accordingly, termination of either of these relationships could adversely affect our revenue and cause disruption in our operations.

If we are not able to continually enhance our web-based products and services and adapt them to changes in technology, our future revenue growth could be adversely affected.

If our improvement and adaptation of our web-based products and services are delayed, result in systems interruptions or are not aligned with market expectations or preferences, our revenue growth could be adversely affected. The online environment is rapidly evolving, and the technology used in web-based products changes quickly. We must therefore be able to quickly modify our solutions to adapt to emerging online standards and practices, technological advances, and changing user and sponsor preferences. Ongoing enhancement of our web site, web-based products and related technology will entail significant expense and technical risk. We may use new technologies ineffectively or fail to adapt our web site, web-based products and related technology on a timely and cost-effective basis.

If we do not adequately protect the intellectual property rights to our products and services, we may lose these rights and our business may suffer materially.

Failure to protect our intellectual property could materially adversely affect our business. We depend on our ability to protect our brand, our products and services and the systems that deliver those products and services to our customers. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to protect these products. These intellectual property rights distinguish our products and services from those of our competitors. If others are able to copy, use and market these products and delivery systems, then we may not be able to maintain our competitive position. Despite our best efforts, there can be no assurance that our intellectual property rights will not be infringed, violated or legally imitated. Existing laws do not provide complete protection and policing the unauthorized use of our products and services requires significant resources.

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

Changes in our senior management or difficulties recruiting and retaining qualified personnel could have a material adverse effect on our business.

We depend on the contributions and abilities of key executives and other employees. In addition, over the past two years we have experienced a great deal of turnover within our finance and accounting department and have moved the site of the majority of the operations of that department to Framingham, Massachusetts, where we have hired new staff. While we believe the ultimate effect of this move will be to significantly strengthen the finance department, in the short term this has made it difficult for us to achieve all of the objectives we have set for the finance department, including the completion of all identified internal control improvements. In addition, all of our executive officers are new to the Company since July 2007, and as a result the Company could experience instability from a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations.

Our business may be harmed by actions taken by our franchisees that are outside our control.

Approximately 2% of our 2008 revenue was derived from royalties paid to us by our franchisees and from sales of our course and marketing materials to these franchisees. If our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, including failing to hire and train qualified managers or instructors or failing to abide by all applicable laws and regulations, our image and reputation may suffer and our revenue could decline. Moreover, since all of our franchisees are currently located outside the United States, we have limited ability to monitor the day to day operations of their businesses. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreement, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer and our revenue could decline.

We cannot be certain that we will be able to obtain additional capital on favorable terms. If we fail to raise additional funds, we may need to reduce our growth to a level that can be supported by our cash flow.

In the future, we may require additional capital to finance ongoing operations or the growth of our business. To the extent that our existing sources of liquidity, cash flow from operations and anticipated credit line are insufficient to fund our activities, we may need to raise additional funds. The current disruptions in the financial markets in the United States and internationally have severely impacted liquidity and diminished credit availability and it may be difficult for the Company to obtain additional funds. In the event we are not successful in obtaining additional capital, we may not be able to:

•	further develop or enhance our services and products;

•	acquire necessary technologies, products or businesses;

•	expand operations in the United States or internationally;

•	hire, train and retain employees;

•	market our services and products; or

•	respond to competitive pressures or unanticipated capital requirements.

Charges and other costs related to completed acquisitions could negatively affect our results of operations.

Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any future write down of goodwill, while non-cash, would adversely affect our operating results. As of December 31, 2008, we had unamortized goodwill of $84.6 million related to acquisitions. In connection with the acquisition of TSI, we may become obligated to pay Additional Consideration (as described under “Acquisitions and Dispositions” above). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, and (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final per share value of such shares, plus $4.6 million in cash, is less than $36 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta. We may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration based on the calculation as of March 6, 2009 is approximately $9.9 million.

We may engage in future acquisitions that could dilute the equity interest of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. If any acquisitions are not successfully integrated with our business, our ongoing operations could be negatively affected.

We may acquire businesses, products or technologies in the future. To facilitate future acquisitions, we may take actions that could have a detrimental effect on our financial condition, results of operations or the price of our common stock, including:

•	issuing equity securities or convertible debt securities, which would dilute current stockholders’ percentage ownership;

•	incurring additional debt; or

•	assuming contingent liabilities.

Acquisitions also entail numerous business risks, including:

•	difficulties in assimilating acquired operations, technologies or products;

•	unanticipated costs that could materially adversely affect our results of operations;

•	negative effects on our reported results of operations from acquisition related charges and amortization of acquired technology and other intangibles;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks of entering markets in which we have no or limited prior experience; and

•	the potential inability to retain and motivate key employees of acquired businesses.

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

If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Our computer hardware necessary for our online operations is currently located at a professional data center in Maryland which is operated by Random House, a related party. This facility has redundancy for power, A/C and internet access. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. We do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems. Furthermore, we recently committed to transition our information technology operations to a third party provider. Any disruptions, delays or other failures resulting from that transfer or the acts or omissions of the third party provider could reduce our revenues, harm our reputation and cause us to incur substantial expense.

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

The inadvertent disclosure on the Internet of personal information of some of our students may result in significant liability and damage to our reputation and business.

As described in Item 3 of this Annual Report on Form 10-K, a putative class action has been filed against us, and additional litigation, regulatory proceedings and claims may be asserted against us by affected school districts or on behalf of students, in connection with the inadvertent disclosure on the Internet of personal information of a limited number of our students (the “Security Incident”). We have offered credit monitoring services to students in the Sarasota, Florida school district who request it and for whom such monitoring is available because they are over 18. We are unable at this time to predict the outcome of any such litigation and claims. We may be required to pay fines, penalties or other amounts and may be subject to other remedies or remedial actions in connection with any such litigation or regulatory proceedings that may be brought against us. The ultimate resolution of matters related to the Security Incident could have a material adverse impact on our financial results, financial condition and liquidity, and on the trading price of our common stock. Regardless of their outcomes, these claims, litigation and proceedings would require us to devote substantial resources and time to defending them. In this regard, we expended, and may continue to expend, significant time and money investigating and responding to the Security Incident. The Security Incident and associated publicity could also materially harm our business and relationships with customers.

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

As of March 6, 2009, the holders of our Series C Preferred Stock own approximately 27% of our common stock on an as-converted basis. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

Our headquarters are located in Framingham, Massachusetts, where we lease approximately 12,000 square feet of office space under a lease that expires on January 31, 2013. As of December 31, 2008, we also leased an aggregate of approximately 350,000 square feet of office space for additional operations in New York, New York, and our approximately 100 regional offices or classroom locations located in 27 states, as well as in Washington D.C., Canada and Puerto Rico.

Item 3.	Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings other than as described in Item 3.

In August 2008, the Company learned that certain of the Company’s web pages that appeared to contain confidential information were available to the public on the Internet for a short period of time (the “Security Incident”). The Company discovered that, due to an operational error or errors that occurred in connection with a change in information system architecture and concurrent change of hosting providers, an Internet web page that was intended to be, and historically had been, password protected, had inadvertently ceased to be password protected for a 7-8 week period. Although the web page was shut down the day the Company learned about the matter, prior to that time some files that contained personal information about students from schools that used the Company’s assessment center product (or its predecessor product) under license from the K-12 Services division were accessible. With the exception of one school district in Sarasota, Florida that included social security numbers for some students, the K-12 student data accessible during the Security Incident did not include financially sensitive information such as social security numbers, credit card information or other financial information. The Company notified the Sarasota school district as well as Sarasota students who may have had such sensitive data accessible during the incident and has procured credit monitoring for those students requesting it and for whom such monitoring is available because they are over 18. In some cases, the Company also notified other school districts and students whose information was subject to compromise, even where the Company was not legally obligated to do so because the nature of the information did not trigger notification statutes. Other than the Security Incident, the Company believes its systems remain secure.

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

	2008		2007
Fiscal Quarter	High	Low	High	Low
First	$8.61	$6.75	$5.61	$4.74
Second	8.36	6.31	6.79	4.78
Third	8.96	5.80	7.97	4.63
Fourth	8.01	4.00	9.00	7.09

As of March 6, 2009, the last reported sale price of our common stock on the NASDAQ Global Market was $4.33 per share. As of March 6, 2009, there were 54 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2008, which has been derived from our consolidated financial statements. The financial data for the consolidated balance sheet data as of December 31, 2008 and 2007 and the consolidated statement of operations and cash flows for the years ended December 31, 2008, 2007 and 2006 has been derived from the consolidated financial statements included elsewhere herein. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$108,454	$93,417	$90,418	$93,808	$78,629
SES	30,320	17,197	6,798	—	—

Total Revenue	138,774	110,614	97,216	93,808	78,629
Cost of revenue
Test Preparation Services	37,549	34,139	30,861	28,686	24,487
SES	13,598	7,476	3,722	—	—

Total cost of revenue	51,147	41,615	34,583	28,686	24,487
Gross profit	87,627	68,999	62,633	65,122	54,142
Operating expenses
Selling, general and administrative	83,564	82,661	70,443	68,233	57,320
Restructuring	2,233	8,853	—	—	—
Impairment of investment and goodwill	—	1,000	300	—	8,199

Total operating expenses	85,797	92,514	70,743	68,233	65,519

Income (loss) from operations	1,830	(23,515)	(8,110)	(3,111)	(11,377)

Loss from continuing operations	$(184)	$(30,816)	$(9,669)	$(2,701)	$(28,964)

Loss per share:
Basic and diluted loss from continuing operations	$(0.15)	$(1.19)	$(0.37)	$(0.19)	$(1.11)
Basic and diluted weighted average shares used in computing loss from continuing operations	32,409	27,877	27,578	27,570	27,468

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$9,468	$26,186	$10,822	$8,002	$19,197
Total assets	174,496	124,048	121,674	105,371	107,641
Long-term debt	17,488	1,105	14,127	2,845	4,213
Deferred tax liabilities	5,912	4,385	3,703	3,037	2,365
Series C and B-1 Preferred Stock	62,646	57,951	6,000	10,000	8,147
Stockholders’ equity	46,430	12,904	37,461	47,417	52,739

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

•	In 2008, we borrowed $20.0 million through a term loan under a credit agreement entered into with Wells Fargo Foothill, LLC.

•	In 2008, we purchased our remaining domestic franchisees which resulted in intangible asset purchases of $26.7 million.

•	In 2007, we issued $60.0 million of Series C Preferred Stock and retired the Series B-1 Preferred Stock.

•	In 2007, we sold the Admission Services business for approximately $7.0 million.

•	In 2006, we redeemed 4,000 shares of our Series B-1 Preferred Stock for approximately $4.4 million.

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

•	In 2004, we issued $10.0 million of Series B-1 Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We offer one of the leading SAT preparation courses and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. The Company and its international franchisees provide test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to students throughout the United States and abroad. We currently operate through our Test Preparation Services and Supplemental Educational Services (“SES”) divisions.

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. As a result of the acquisition of Test Services, Inc. (“TSI”) in March 2008, the Princeton Review franchises in several southern California locations, Utah and New Mexico (“SoCal”) in July 2008 and the Princeton Review Pittsburgh, Inc. in October 2008, we do not have any remaining domestic franchisees as of December 31, 2008. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review.

The Test Preparation Services division accounted for 78.2% of our overall revenue in the year ended December 31, 2008, and historically has accounted for the majority of our overall revenue. As a result of the acquisitions described above (and despite the elimination of the related franchise fees), we expect Test Preparation Services’ revenue and income from operations to continue to increase in 2009.

Supplemental Educational Services Division

The Supplemental Educational Services (“SES”) Division provides state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country which receive funding under the No Child Left Behind Act of 2001 (“NCLB”). We expect SES revenue and income from operations to continue to increase in 2009 as a result of the full year benefit of new markets entered over the course of 2008, increased demand in existing markets and expansion into new markets.

Discontinued Businesses

The Company’s former K-12 Services Division provided a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the K-12 Services Division is presented as a discontinued operation in this Form 10-K. During the third quarter of 2008, management determined that the assets of the K-12 Services Division were impaired. In December 2008, we signed a definitive agreement to sell the K-12 business to a subsidiary of CORE Projects and Technologies Limited (“CORE”), an education technology company. The purchase price is composed of a $9.5 million payment at the close of the transaction and a working capital payment to be received six months thereafter based on net working capital balances (as defined) as of the closing date. The sale was completed on March 12, 2009. As a result of these events, the loss from discontinued operations in 2008 includes an impairment charge of $5.4 million to reduce the carrying value of the assets of the K-12 business to its estimated fair value, less costs to dispose. The impairment charge was the net result of a $6.3 million impairment expense recorded during the third quarter of 2008 and a subsequent gain of $0.9 million recorded in the fourth quarter of 2008 based on the estimated increase in fair value of the K-12 assets resulting from the CORE agreement. Excluding the effects of the impairment, the results of the K-12 Services Division were negatively impacted for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to a restructuring charge in the second quarter of 2008 and the loss of a significant customer in July 2007.

Until February 2007, the Company’s former Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with the sale of the Higher Education Technology Services business, financial results associated with this business have been reclassified as discontinued operations. In connection with this transaction, two other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services (now classified as discontinued operations) and Test Preparation Services divisions, respectively. The only remaining business operated by the former Admissions Services division was providing higher education marketing services to post secondary schools. In April 2007, we outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc. (“Higher Edge”). Under this new arrangement, the sales and customer support functions related to this business are to be performed by Higher Edge and we are responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge. Higher Edge contracts with post secondary schools directly and is required to pay us a royalty on the fees it receives from post secondary schools for marketing services. Financial results associated with admissions publications and marketing services, including any royalties from Higher Edge previously reported in the Admissions Services division have been reclassified for all periods presented into Test Preparation Services. College counseling services previously reported in the Admissions Services division have been reclassified for all periods and are presented within K-12 Services (now classified as discontinued operations).

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenue

For the year ended December 31, 2008, total revenue increased by $28.2 million, or 26%, from $110.6 million in 2007 to $138.8 million in 2008.

Test Preparation Services revenue increased by $15.1 million, or 16%, to $108.5 million in 2008 from $93.4 million in 2007 primarily due to $18.6 million of incremental revenue from domestic franchises acquired during 2008, as described above, and the full year impact of the Providence, Rhode Island and Amherst, Massachusetts franchise acquisitions of October 2007. This increase was offset by a $4.0 million reduction in franchise fees as a direct result of the franchise acquisitions noted. The remaining increase in Test Prep Services’ revenue is the net impact of organic revenue growth from tutoring and institutional contracts, partially offset by lower enrollments for classroom-based services.

SES revenues increased by $13.1 million, or 76%, to $30.3 million in 2008 from $17.2 million in 2007. This increase is due to $8.3 million of revenue from program expansions in existing markets and $4.8 million from entry into nine new markets in 2008.

As noted in the “Overview” section above, we expect revenue for both of Test Preparation Services and SES to increase in 2009. However, we cannot predict the impact the current economic recession and financial market crisis will have on revenues of either of our divisions, which could negatively impact our ability to increase revenue.

Cost of Revenue

For the year ended December 31, 2008, total cost of revenue increased by $9.5 million, or 23%, to $51.1 million in 2008 from $41.6 million in 2007.

Test Preparation Services cost of revenue increased by $3.4 million, or 10%, to $37.5 million in 2008 from $34.1 million in 2007 due primarily to incremental costs of $5.4 million related to the 2008 acquisitions and the full year impact of the October 2007 acquisitions. Excluding the impact of franchises acquired, cost of revenue decreased by $2.0 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin increased to 65% in 2008 from 63.5% in 2007 primarily as a result of the operating efficiencies described above.

SES cost of revenue increased by $6.1 million, or 81%, to $13.6 million in 2008 from $7.5 million in 2007 as a direct result of the increase in revenue. Gross margin did not change materially, decreasing from 57% to 55%.

We do not expect Test Preparation Services or SES gross margin as a percentage of revenue to change materially in 2009.

Selling, General and Administrative Expenses

For the year ended December 31, 2008, selling, general and administrative expenses increased by $0.9 million, or 1%, to $83.6 million from $82.7 million in 2007.

Test Preparation Services selling, general and administrative expenses increased by $5.9 million, or 13%, to $51.3 million in 2008 from $45.4 million in 2007. The increase is primarily related to the 2008 acquisitions and the full year impact of the October 2007 acquisitions, which collectively resulted in an increase of $7.6 million.

Expenses related to operations we owned for all of 2007 and 2008 decreased by $1.7 million primarily as a result of increased focus on cost containment and operating efficiencies.

SES selling, general and administrative expenses increased by $5.1 million, or 64%, to $13.1 million in 2008 from $8.0 million in 2007. The increase is primarily attributable to additional personnel, facility and other costs necessary to support entry into nine new markets in 2008, and organic growth in existing markets.

Corporate expenses decreased $10.2 million or 35%, to $19.1 million in 2008 from $29.3 million in 2007 primarily due to temporary duplicative costs in 2007 resulting from moving the financial staff and duplicative hosting costs as we transitioned to a new facility as part of the restructuring initiated in 2007. Professional fees and duplicative hosting costs related to this transition were approximately $4.2 million. We did not incur similar expenses in 2008, thus reducing corporate expenses as compared to 2007. The remainder of the decrease is primarily due to reductions in corporate headcount associated with our efforts to reduce corporate expenses.

Restructuring

In 2007, we initiated a restructuring effort which resulted in restructuring expenses of $8.9 million and $2.2 million for the years ended December 31, 2007 and 2008, respectively. The costs incurred related to the relocation of our finance and certain legal operations from New York City to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses we previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We announced and commenced a restructuring initiative in the first quarter of 2009 related to our decision to outsource our information technology operations, transfer the majority of remaining corporate functions located in New York City to our offices located near Boston, Massachusetts, and simplify our management structure following the sale of the K-12 Services Division. The Company expects to incur approximately $3.0 million of charges related to these actions consisting of severance benefits for terminated employees and consulting fees related to transition of information technology operations to a third party. The Company expects to record the majority of these expenses and make related cash payments over the first and second quarters of 2009.

Impairment of Investments

In 2007 we recorded an impairment charge related to our investment in Oasis Children’s Services of $1.0 million.

Interest income

Interest income decreased by $511,000, or 58%, to $373,000 in 2008 from $884,000 in 2007 due primarily to higher average cash balances during 2007.

Other income (expense)

During 2007, other expense consisted primarily of a $7.6 million charge for fair value of the embedded derivative and warrant related to the Series B-1 Preferred Stock retired in July 2007. Other income in 2008 was not material.

Income Taxes

During 2007 and 2008 we continued to record a valuation allowance against the deferred tax assets net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. As required by SFAS No. 109, Accounting for Income Taxes, we will continue to record such allowances until we have established a reasonable history of generating pre-tax income coupled with an expectation of generating future pre-tax profits which substantiate an ability to recover net deferred tax assets, which are primarily composed of net operating loss carryforwards. Accordingly, any tax benefit or provision we have recorded in 2008 or 2007 relates primarily to deferred taxes due to the temporary difference related to tax-deductible amortization of goodwill which cannot be expected to reverse in the foreseeable future, taxes on income related to our Canadian operations, withholding tax on income from foreign franchisees, and state taxes.

We recorded a provision for income taxes of $1.5 million for the year ended December 31, 2008 as compared to an income tax benefit of $605,000 for the year ended December 31, 2007. We recorded tax provisions of $857,000 and $682,000 in 2008 and 2007, respectively, due to the temporary difference related to tax-deductible amortization of goodwill which cannot be expected to reverse in the foreseeable future. The remainder of the tax provision recorded for the year ended December 31, 2008 related primarily to taxes on income related to our Canadian operations and withholding taxes on income from foreign franchisees.

The income tax benefit of $605,000 recorded for the year ended December 31, 2007 was the result of the utilization of losses generated by continuing operations to offset income from discontinued operations in accordance with SFAS No. 109, partially offset by the $682,000 tax provision related to tax-deductible amortization noted above.

Comparison of Years Ended December 31, 2007 and 2006

Revenue

For the year ended December 31, 2007, total revenue increased by $13.4 million, or 14%, from $97.2 million in 2006 to $110.6 million in 2007.

Test Preparation Services revenue increased by $3.0 million, or 3%, from $90.4 million in 2006 to $93.4 million in 2007. Retail revenue increased by $4.1 million, primarily due to a shift to small group and individual tutoring revenue. Tutoring revenue for the SAT and ACT increased by $3.9 million. Retail graduate course revenues increased by $1.6 million due to higher tutoring revenue, partially offset by lower graduate classroom-based instruction. This increase was partially offset by lower revenue related to the Higher Education institutional marketing business. A revenue sharing arrangement related to this business offset the growth in course generated revenue. The effect of the revenue sharing arrangement was to decrease revenues by $3.4 million or 4% of 2007 Test Preparation Services revenue.

SES Revenues increased by $10.4 million, or 153%, from $6.8 million in 2006 to $17.2 million in 2007. The increase was the result of higher revenues in New York and Chicago and new contracts in Florida in 2007.

Cost of Revenue

For the year ended December 31, 2007, total cost of revenue increased by $7.0 million, or 20%, from $34.6 million in 2006 to $41.6 million in 2007.

Test Preparation Services cost of revenue increased by $3.2 million, or 10%, from $30.9 million in 2006 to $34.1 million in 2007. This increase is due to an increase in teacher pay of $2.8 million because of higher teacher pay rates together with increased tutoring pay to support higher levels of tutoring revenue. Higher costs for course materials and the costs of content expenditures for books and courses of $1.0 million also contributed to the higher cost of revenues in 2007. Gross margin declined from 66% to 64% due to the higher teacher and course material costs. Additionally, lower average retail classroom enrollments per course offering have reduced classroom utilization which resulted in lower profit margins.

SES cost of revenue increased by $3.8 million, or 103%, from $3.7 million in 2006 to $7.5 million in 2007. Gross margin increased from 45% to 57%, primarily due to increased volume providing greater margin expansion.

Selling, General and Administrative Expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased by $12.3 million, or 18%, from $70.4 million in 2006 to $82.7 million in 2007.

Test Preparation Services expenses decreased by $400,000, from $45.8 million in 2006 to $45.4 million in 2007. Salaries and related costs increased by approximately $800,000 as a result of the timing of the hiring of new employees, pay increases and bonus and commissions. Marketing and advertising costs increased $1.9 million in 2007 compared to 2006 as a result of higher media spend and increased direct mail campaigns. Offsetting these increases was lower bad debt expense, professional fees and technology related expenses.

SES selling, general and administrative expenses increased by $3.1 million, or 65%, from $4.8 million in 2006 to $7.9 million in 2007. This increase is attributable to a 153% increase in revenue. The greatest increases in costs were incurred in the sales and marketing area to obtain new students and in the salaries and wages to support the new students and expansion into new markets in Florida.

Corporate expenses increased $9.5 million or 48%, from $19.8 million in 2006 to $29.3 million in 2007, primarily due to temporary duplicative costs resulting from moving the financial staff and duplicative hosting costs as we transitioned to a new facility as part of the restructuring initiated in 2007. Professional fees and duplicative hosting costs related to this transition were approximately $4.2 million. We did not incur similar expenses in 2006, thus increasing corporate expenses as compared to 2006.

Restructuring

We recorded restructuring charges of $8.9 million for the year ended December 31, 2007 related to severance and benefit costs for finance staff and management changes associated with the relocation of our finance and certain legal operations from New York City to offices outside Boston, Massachusetts. There were no restructuring charges recorded in 2006.

Impairment of Investments

In 2007 and 2006 the Company recorded an impairment charge for its investment in Oasis Children’s Services of $1.0 million and $300,000, respectively.

Interest income

Interest income increased by $562,000, or 175%, from $322,000 in 2006 to $884,000 in 2007 as a result of an increase in average cash balances associated with the issuance of Series C Preferred Stock in July 2007.

Other income (expense)

During 2007, other expense consisted primarily of a $7.6 million charge for fair value of the embedded derivative and warrant related to the Series B-1 Preferred Stock retired in July 2007.

Income Taxes

During 2007 we continued to record a valuation allowance against our deferred tax asset net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. When we achieve profitability, any tax provision recorded as a result of using net operating losses or deductible temporary differences will be offset by a reversal of the tax valuation allowance previously recorded, which reversal would be for the same amount as the provision. The temporary difference related to amortization of goodwill taken for tax purposes cannot be expected to reverse in the foreseeable future. Accordingly, a provision of $682,000 and $666,000 was recorded in 2007 and 2006, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity during the year ended December 31, 2008 were cash and cash equivalents on hand and cash flow generated from operations prior to payments required to fund restructuring activities and borrowings under our credit facility. Our primary uses of cash during 2008 were capital expenditures, debt service related to the term loan under our credit facility, acquisitions of franchises and payments required to fund restructuring activities. At December 31, 2008, we had $9.5 million of cash and cash equivalents (including $615,000 of restricted cash) and $5.0 million of unused borrowing capacity available under the revolving line of credit of our Wells Fargo credit facility as compared to $26.2 million of cash and cash equivalents (including $905,000 of restricted cash) at December 31, 2007.

We expect to generate positive cash flow from operations in 2009, including payments to fund 2009 restructuring activities, as a result of expected revenue growth and the continued benefit of operational improvements and cost reductions described above. Cash flow from operations and currently available cash, including proceeds from the sale of the K-12 business, are expected to fund capital expenditures and debt obligations over at least the next twelve months. However, our ability to generate positive cash flows from operations is dependent on our future financial performance, which is subject to many factors beyond our control, as outlined above in Item 1A.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our sources of liquidity. Our Test Preparation Services division generates the largest portion of our cash flow from operations from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across Test Prep and SES, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post-secondary institutions, all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash flows used for operating activities for the year ended December 31, 2008 was $3.7 million as compared to $12.2 million for the year ended December 31, 2007. The reduction in cash flows used for operating activities in 2008 was primarily the result of positive income from operations in 2008 of $1.8 million as compared to a $23.5 million loss from operations in 2007. The cash flow benefits from revenue growth and cost reductions in 2008 were offset by $6.5 million of restructuring payments and, to a lesser extent, growth in SES revenue which did not convert to cash in 2008. Cash used for continuing operations for the year ended December 31, 2007 was $12.2 million, primarily as a result of the operating losses noted. Cash provided by operating activities for the year ended December 31, 2006 was $0.2 million.

Cash flows used for investing activities during the year ended December 31, 2008 was $33.3 million as compared to $5.7 million for each of the years ended December 31, 2007 and 2006. Cash flows used for investing activities during 2008 and 2007 included $28.6 million and $2.9 million of cash used (net of cash acquired) to purchase existing domestic franchises, respectively. The balance of cash used for investing activities during 2006, 2007 and 2008 consisted primarily of capital expenditures including development of internal use software. We expect capital expenditures in 2009 to be approximately $7.0 million.

Cash flows provided by financing activities were $19.4 million, $26.8 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, the primary source of cash from financing activities was the $20.0 million of proceeds from our 2008 credit facility as compared to the net proceeds of $56.0 million from the July 2007 issuance of the Series C preferred stock which was the primary source of cash in 2007. The net proceeds from the Series C preferred stock were used in part to repay $15.0 million outstanding under the credit facility established in 2006 and $13.8 million was used to terminate the Series B-1 Preferred Stock. During 2006, we borrowed $15 million under a credit facility.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, our principal contractual obligations and commercial commitments consisted of long-term debt obligations, long-term office and classroom leases, severance agreements and capital leases of computer equipment. As of December 31, 2008, we operated from leased premises in 27 states as well as Washington D.C., Canada and Puerto Rico.

The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2008.

	Payments due by period
	($ in millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$20.2	$3.1	$7.6	$9.5	$—
Capital lease obligations	0.7	0.2	0.3	0.2	—
Operating lease obligations	30.1	7.5	11.5	7.5	3.6
Severance and benefits cost	.1	.1	—	—	—

Total	$51.1	$10.9	$19.4	$17.2	$3.6

Long-term debt obligations consist primarily of a term loan under our credit facility, of which $19.0 million is outstanding as of December 31, 2008. Interest due on the term loan and other long-term debt obligations is not included in the contractual obligations table presented above. Interest on the term loan is determined based upon our option of either a Base Rate Margin or LIBOR Rate Margin and applicable spreads as defined under the credit agreement. As of December 31, 2008, the interest rate on the term loan was 8.5%.

New Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS (“SFAS”) No. 142, Goodwill and Other Intangible Assets, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting practices. This FASB Staff Position is effective as of January 1, 2009. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. This statement is effective as of January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. This statement is effective as of January 1, 2009. The Company is currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on its results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective as of January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 was effective as of January 1, 2008. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date to January 1, 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). SFAS No. 157 remained effective on January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not impact our financial statements or disclosures as we did not carry any financial assets or liabilities subject to fair value accounting during 2008. We are in the process of evaluating the deferred portions of SFAS No. 157 will have on our consolidated results of operations and financial position, the only impact of which would be enhanced disclosures on certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis (that is, at least annually).

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts goodwill impairment expense; assessment of recoverability of long-lived assets, which primarily impacts operating margins when we record the impairment of assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; revenue recognition requirements, which impacts how and when we recognize revenue from our goods and services and the estimates we use to record stock-based compensation expense. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. We also have other policies that we consider to be key accounting policies. However, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective. For a discussion of our other accounting policies, see Note 1 to our consolidated financial statements included in this Form 10-K.

Accounts Receivable

We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for uncollectible accounts may be required. We review our receivables on a regular basis to determine if past due balances are likely to be collected. This review includes discussions with our customers and their account representatives, the customers’ payment history and other factors. Based on these reviews we may increase or decrease our allowance for uncollectible accounts if we determine there is a change in the collectability of our accounts receivable.

Goodwill Impairment

We perform our annual goodwill impairment review during the fourth quarter of each year, or more frequently when events or circumstances indicate that the asset might be impaired. We completed our annual impairment testing related to goodwill and determined that these assets were not impaired during 2008, 2007 and 2006. We use valuation techniques to estimate fair value which rely primarily on our historical and projected operating results and market information related to public companies we deem to have operations comparable to us. Projected operating results are consistent with estimates used in our budgeting and planning processes. Changes in our projected operating results or market information used in this analysis would affect our fair value estimates.

Impairment of Long-Lived Assets subject to Depreciation and Amortization

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. We assess recoverability of assets that will continue to be used in our operations by comparing the carrying amount of the asset grouping to the related total projected undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis. We also review the carrying value of assets held for sale for impairment based upon management’s best estimate of the anticipated net proceeds expected to be received upon final disposition. We record any impairment charges or estimated losses on disposal in the period in which we identify such impairment or loss.

Income Taxes

SFAS No. 109 Accounting for Income Taxes, requires that companies record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable.

We record a valuation allowance against our deferred tax asset net of deferred tax liabilities that are scheduled to reverse in the foreseeable future as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. If, in the future, an appropriate level and consistency of profitability is attained, we would reduce the valuation allowance, which could have a significant impact on our consolidated financial statements.

Revenue Recognition

We are required to make estimates or judgments that are difficult or subjective primarily for institutional contracts that require us to provide more than one product or service and accordingly record revenue in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. In accounting for multiple-element arrangements, we must estimate the accounting value attributable to the different contractual elements and determine the timing for recognition of each element. Revenue is allocated to each element based on our assessment of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar arrangements with unrelated parties that are not part of a multiple-element arrangement.

Restructuring

In accordance with SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities, our facilities related expenses and liabilities under all of our restructuring plans included estimates of the remaining rental obligations, net of estimated sublease income, for facilities we no longer occupy. We review our estimates and assumptions on a regular basis until the outcome is finalized and make whatever modifications we believe necessary, based on our best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

Stock Based Compensation

The Company records stock based compensation in accordance with SFAS No. 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all shared based payments awards made to employees and directors, including stock options and restricted stock. SFAS No. 123R requires companies to recognize stock-based compensation awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. Under SFAS No. 123R, the fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence compensation expense.

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flows because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. SES revenue is concentrated in the first and fourth quarters to more closely reflect the after school programs’ greatest activity during the school year.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The term loan under our credit facility carries a variable interest rate that fluctuates based primarily on changes in LIBOR rates. We had $19.0 million of outstanding principal under the term loan as of December 31, 2008. A 10% increase in the interest rate on the term loan would increase interest expense by $0.2 million. We do not carry any other variable interest rate debt.

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

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Princeton Review, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Princeton Review, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the financial statement close process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under item 9(A). We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Princeton Review, Inc. and Subsidiaries

We have audited the accompanying balance sheet of The Princeton Review, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic financial statements include the financial statement schedule listed in the index appearing under Item 8 for the year ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Princeton Review, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 17, 2008 (except for Note

3, as to which the date is

March 16, 2009)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Princeton Review, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of The Princeton Review, Inc. for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial results of operations of The Princeton Review, Inc. and their cash flows for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
New York, New York
March 30, 2007,
except for Notes 11 and 14, as to which the date is March 17, 2008 and Note 3, as to which the date is March 16, 2009.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$8,853	$25,281
Restricted cash and cash equivalents	615	905
Accounts receivable, net of allowance of $1,105 in 2008 and $1,448 in 2007	17,367	16,099
Other receivables, including $2,363 in 2008 and $2,583 in 2007 from related parties	2,689	4,058
Inventory	1,946	1,624
Prepaid expenses	1,287	1,761
Other current assets	2,616	720
Assets held for sale	4,019	10,376

Total current assets	39,392	60,824

Furniture, fixtures, equipment and software development, net	14,646	11,127
Goodwill	84,584	33,627
Investment in affiliates	—	277
Other intangibles, net	28,703	3,491
Other assets	1,466	1,130
Assets held for sale	5,705	13,572

Total assets	$174,496	$124,048

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,496	$1,942
Accrued expenses	10,971	17,723
Current maturities of long-term debt	3,283	1,016
Deferred revenue	19,198	15,856
Liabilities held for sale	4,650	8,653

Total current liabilities	39,598	45,190

Deferred rent	1,712	1,683
Long-term debt	17,488	1,105
Other liabilities	710	830
Deferred tax liability	5,912	4,385

Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	62,646	57,951

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; 4,940,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,729,462 and 28,294,361 issued and outstanding at December 31, 2008 and 2007, respectively	337	283
Additional paid-in capital	164,153	121,440
Accumulated deficit	(117,239)	(108,549)
Accumulated other comprehensive loss	(821)	(270)

Total stockholders’ equity	46,430	12,904

Total liabilities and stockholders’ equity	$174,496	$124,048

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue
Test Preparation Services	$108,454	$93,417	$90,418
SES	30,320	17,197	6,798

Total revenue	138,774	110,614	97,216

Cost of revenue
Test Preparation Services	37,549	34,139	30,861
SES	13,598	7,476	3,722

Total cost of revenue	51,147	41,615	34,583

Gross profit	87,627	68,999	62,633

Operating expenses
Selling, general and administrative	83,564	82,661	70,443
Restructuring	2,233	8,853	—
Impairment of investment	—	1,000	300

Total operating expenses	85,797	92,514	70,743

Income (loss) from operations	1,830	(23,515)	(8,110)
Interest expense	(1,005)	(1,232)	(1,028)
Interest income	373	884	322
Other income (expense), net	81	(7,558)	(34)

Income (loss) from continuing operations before income taxes	1,279	(31,421)	(8,850)
(Provision) benefit for income taxes	(1,463)	605	(819)

Loss from continuing operations	(184)	(30,816)	(9,669)

Discontinued operations
Loss from discontinued operations	(8,266)	(1,254)	(528)
Gain (loss) from disposal of discontinued operations	(240)	4,779	—
Provision for income taxes from discontinued operations	—	(1,452)	—

Income (loss) from discontinued operations	(8,506)	2,073	(528)

Net loss	(8,690)	(28,743)	(10,197)
Dividends and accretion on preferred stock	(4,695)	(2,232)	(517)

Loss attributed to common stockholders	$(13,385)	$(30,975)	$(10,714)

Earnings (loss) per share
Basic and diluted
Loss from continuing operations	$(0.15)	$(1.19)	$(0.37)
Income (loss) from discontinued operations	(0.26)	0.07	(0.02)

Net loss attributed to common shareholders	$(0.41)	$(1.11)	$(0.39)

Weighted average shares used in computing income (loss) per share
Basic	32,409	27,877	27,578
Diluted	32,409	27,877	27,578

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	27,572	$276	$116,279	$(68,859)	$(279)	$47,417
Exercise of stock options	14	—	62	—	—	62
Stock-based compensation	15	—	741	—	—	741
Dividends on Series B-1 Preferred Stock	—	—	—	(517)	—	(517)
Comprehensive loss
Net loss	—	—	—	(10,197)	—	(10,197)
Change in unrealized foreign currency gain (loss)	—	—	—	—	(45)	(45)

Comprehensive loss	—	—	—	—	—	(10,242)

Balance at December 31, 2006	27,601	276	117,082	(79,573)	(324)	37,461
Exercise of stock options	230	2	1,195	—	—	1,197
Stock-based compensation	463	5	5,162	—	—	5,167
Dividends on Series B-1 Preferred Stock	—	—	—	(233)	—	(233)
Dividends on Series C Preferred Stock	—	—	(1,999)	—	—	(1,999)
Comprehensive loss
Net loss	—	—	—	(28,743)	—	(28,743)
Change in unrealized foreign currency gain (loss)	—	—	—	—	54	54

Comprehensive loss	—	—	—	—	—	(28,689)

Balance at December 31, 2007	28,294	283	121,440	(108,549)	(270)	12,904
Exercise of stock options	367	4	2,524	—	—	2,528
Vesting of restricted stock	94	1	—	—	—	1
Stock-based compensation	30	—	3,868	—	—	3,868
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(4,695)	—	—	(4,695)
Shares issued in conjunction with acquisitions	4,944	49	41,016	—	—	41,065
Comprehensive loss
Net loss	—	—	—	(8,690)	—	(8,690)
Change in unrealized foreign currency gain (loss)	—	—	—	—	(551)	(551)

Comprehensive loss	—	—	—	—	—	(9,241)

Balance at December 31, 2008	33,729	$337	$164,153	$(117,239)	$(821)	$46,430

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows provided by (used for) continuing operating activities:
Net loss	$(8,690)	$(28,743)	$(10,197)
Less: Income (loss) from discontinued operations	(8,506)	2,073	(528)

Loss from continuing operations	(184)	(30,816)	(9,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,397	2,516	1,977
Amortization	2,268	1,814	2,985
Loss (gain) on investments	(61)	1,000	300
Bad debt expense	138	1,543	2,158
Change in fair value of derivatives	—	7,615	(211)
Deferred income taxes	857	682	666
Deferred rent	(218)	279	(219)
Stock based compensation	3,868	5,165	791
Other, net	(59)	2,231	1,880
Net change in operating assets and liabilities:
Accounts receivable and other receivables	1,155	(5,421)	(7,242)
Inventory	(322)	196	(421)
Prepaid expenses	705	(662)	304
Other assets	(1,240)	1,323	(462)
Accounts payable and accrued expenses	(10,106)	1,792	4,361
Deferred revenue	(2,943)	(1,467)	3,004

Net cash provided by (used for) operating activities	(3,745)	(12,210)	202

Cash used for investing activities:
Purchases of furniture, fixtures, and equipment	(957)	(1,554)	(3,265)
Purchases of capitalized software	(4,391)	(797)	(1,910)
Restricted cash	290	(417)	(488)
Proceeds from equity investment sale	338	—	—
Purchases of franchises, net of cash acquired	(28,607)	(2,921)	—

Net cash used for investing activities	(33,327)	(5,689)	(5,663)

Cash flows provided by financing activities:
Redemption of Series B-1 Preferred Stock	—	(13,796)	(4,377)
Proceeds from the sale of Series C Preferred Stock, net of issuance cost	—	55,952	—
Payments of revolving credit facility and term loan	(1,042)	(15,000)
Proceeds from borrowings under term loan and revolving credit facility	20,000	—	15,000
Payment of credit facility deferred financing costs	(1,023)	—	(168)
Capital lease payments	(255)	(623)	(787)
Dividends on Series B-1 Preferred Stock	—	(233)	(517)
Payment of notes payable related to acquisitions	(783)	(740)	(744)
Proceeds from exercise of options	2,528	1,200	12

Net cash provided by financing activities	19,425	26,760	8,419

Effect of exchange rate changes on cash	(677)	268	—

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Years Ended December 31,
	2008	2007	2006

Total cash flows provided by (used for) continuing operations	$(18,324)	$9,129	$2,958

Cash flows from discontinued operations
Income (loss) from discontinued operations	(8,506)	2,073	(528)
Gain on disposal of discontinued operations	—	(4,779)	—
Other adjustments to reconcile net income (loss) to net cash provided by discontinued operating activities	11,030	5,198	3,271

Net cash provided by operating activities	2,524	2,492	2,743

Cash received from disposal of discontinued operations	—	7,000	—
Other cash used for investing activities	(628)	(3,674)	(3,369)

Net cash provided by (used for) investing activities	(628)	3,326	(3,369)

Net cash provided by (used for) discontinued operations	1,896	5,818	(626)

Net increase (decrease) in cash and cash equivalents	(16,428)	14,947	2,332
Cash and cash equivalents, beginning of period	25,281	10,334	8,002

Cash and cash equivalents, end of period	$8,853	$25,281	$10,334

Supplemental cash flow disclosures:
Cash paid for interest	$854	$1,272	$580
Cash paid for income taxes	$87	$—	$—
Cash received from sales to related party	$4,289	$2,813	$2,830
Noncash investing and financing activities:
Equity issued to acquire franchises	$41,066	$—	$—
Note issued to acquire franchise	$346	$—	$—
Equipment acquired through capital leases	$498	$—	$878

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

The Princeton Review, Inc. and its wholly-owned subsidiaries (together, the “Company” or “Princeton Review”), provide integrated classroom based, print and online products and services that address the needs of students, parents and educators and educational institutions. The business operates through two segments: The Test Preparation Services and the Supplemental Educational Services (“SES”) divisions. The Test Preparation division provides courses and tutoring that prepare students for college, graduate school and other admissions tests. The Company provides these courses in various locations throughout the United States and Canada and over the Internet. As of December 31, 2008, the Company had no franchisees operating in the United States and 23 franchises operating in 24 countries outside of the United States. The Supplementary Educational Services (“SES”) division provides tutoring and No Child Left Behind educational services to students in schools and school districts in the United States.

In September 2008, the Company committed to a plan to dispose of its K-12 Services division. The Consolidated Financial Statements reflect the K-12 Services division as a discontinued operation. Accordingly, the K-12 Services division’s assets, liabilities, revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows and have been included in: Assets held for sale, Liabilities held for sale, Income (loss) from discontinued operations, and Cash flows from discontinued operations, respectively. Refer to Note 3 of these Consolidated Financial Statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated audited financial statements include the accounts of The Princeton Review, Inc., and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles (“GAAP”). All intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates used include estimates for uncollectible accounts receivable, deferred tax valuation allowances, impairment write downs, amortization lives assigned to intangible assets, fair values of assets and liabilities and stock-based compensation. Actual results could differ from those estimates, and such differences could be material to the accompanying consolidated financial statements.

Reclassifications

Certain prior period balance sheet, cash flow amounts and operating expenses between segments have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

As of December 31, 2008, cash and cash equivalents consist of investments in securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, which have maturities of 90 days or less at the date of purchase. As of December 31, 2008 approximately 41% of the Company’s cash and cash equivalents were on hand at one financial institution.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions. As of December 31, 2008 and 2007, restricted cash was $615,000 and $905,000, respectively, attributable to cash the Company pledged as collateral for landlord and credit card service provider security deposits in the form of letters of credit secured by certificates of deposit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company provides credit to its customers in the normal course of business. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. The Company maintains an allowance for doubtful customer accounts for estimated losses that may result from the inability of the Company’s customers to make required payments. That estimate is based on a variety of factors, including historical collection experience, current economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. The Company charges bad debt expense when establishing this allowance and writes off account balances against the allowance when it is probable the receivable will not be recovered. Accounts Receivable includes unbilled accounts receivable balances of $7.7 million and $6.1 million as of December 31, 2008 and 2007, respectively.

Inventories

Inventories consist of program and course materials and supplies. All inventories are valued at the lower of cost (first-in, first-out basis) or market.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets principally ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms used are based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Upon sale or disposal, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Software and Web Site Development

The Company, in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web site Development Costs, capitalizes certain direct development costs associated with internal-use software and web development costs. These capitalized costs are amortized on a straight line basis over a period not to exceed 7 years beginning when the assets are substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. For the years ended December 31, 2008 and 2007, the Company capitalized approximately $1.0 million and $0.4 million, respectively, in product and web site development costs under SOP 98-1 and EITF 00-2. For the years ended December 31, 2008, 2007 and 2006, the Company recorded related amortization expense of approximately $0.5 million, $1.0 million and $1.8 million, respectively. As of December 31, 2008 and 2007, the net book value of capitalized product and web site development costs was $1.7 million and $1.1 million, respectively.

Goodwill, Capitalized Course Costs, and Other Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired.

Territorial marketing rights represent rights contributed by our independent franchisees to allow the marketing of the Company’s products on a contractually agreed-upon basis within the franchisee territories. Without these rights, the Company would be prohibited from selling its products in these territories due to the exclusivity granted to the franchisees within their territories. Should a franchisee decide not to renew its franchise agreement these rights would remain with the Company. Since no legal, regulatory, contractual, competitive, or other factors limit the useful life of territorial marketing rights, the Company has deemed these intangible assets to have indefinite lives. Goodwill and territorial marketing rights were amortized on a straight-line basis until December 31, 2001, after which such amortization ceased upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Accordingly, the Company’s goodwill and territorial marketing rights that are deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

Capitalized course costs include certain expenditures incurred by our Test Preparation Services and SES divisions to develop test preparation courses and consist primarily of amounts paid to consultants and salaries of employees hired to develop course materials and curriculum. Course costs are capitalized when a course is first developed or there is a major revision to a course or significant re-write of the course materials or curriculum, for example, when the related test changes. The amortization period for these costs is from five to seven years, based upon the average life cycle of the related standardized tests. Amortization of these capitalized course costs commences with the realization of course revenues. The cost of minor enhancements or annual updates to the curriculum and materials is expensed as incurred.

Publishing rights primarily consist of amounts paid to certain co-authors to purchase their rights to future royalties on certain books, including Cracking the SAT/PSAT, Cracking the LSAT, Cracking the GRE, Cracking the GMAT, The Best 361 Colleges and Word Smart. These books are primarily current reference materials that are updated every one or two years. Publishing rights are being amortized on a straight-line basis over fifteen to 25 years.

Franchise costs represent the cost of franchise rights purchased by the Company from third parties and are amortized using the straight-line method over the remaining useful life of the applicable franchise agreement, ranging from eight to 28 years. Other intangible assets are amortized on a straight-line basis over their useful lives: four to 20 years for trademarks/trade names and for non-compete agreements. See Note 6 for further information with respect to the Company’s goodwill and other intangible assets.

Goodwill and Territorial Marketing Rights

As noted above, the Company adopted SFAS No. 142 under which goodwill and territorial marketing rights are no longer amortized but instead are assessed for impairment annually. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. During 2008 and 2007, the Company completed its annual assessment for impairment and determined that there was no such impairment.

Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill and territorial marketing rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell an asset to be disposed.

Investments in Affiliates

The Company values its investments in affiliate companies in which it has a less than 50% ownership interest and can exercise significant influence using the equity method of accounting. Investments in affiliate companies in which the Company has a less than 20% ownership interest and does not have the ability to exercise significant influence are accounted for using the cost method of accounting. The Company has evaluated its investments in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and concluded that consolidation is not required.

Deferred Revenue

Deferred revenue represents tuition and customer deposits, professional development fees and fees for printed materials. Tuition is recognized as revenue ratably over the periods in which it is earned, generally the term of the program. Fees for professional development and printed materials are recognized as the services and products are delivered.

Revenue Recognition

The Company recognizes revenue for the majority of its revenue arrangements based on the criteria of SEC Staff Accounting Bulletin No. 104 ( “SAB 104”). Under SAB 104, revenue is recognized when evidence of a customer agreement exists, delivery of the product or services has occurred, the price of such products or services is fixed and determinable, and collection is probable. The Company recognizes revenue under multiple revenue streams, and revenue recognition policy related to each material revenue stream is described below. For each of these revenue sources, the criteria of SAB 104 must be met for revenue to be recognized.

Course and Tutoring Income. Tuition and tutoring fees are recognized ratably over the period fees are earned, typically the life of the course.

Book, Software and Publication Income and Expenses. The Company recognizes revenue from both performance-based fees such as marketing fees and royalties and delivery-based fees such as advances, copy editing fees, workbook development and test booklet fees and books sold directly to schools. Performance-based fees, which represent royalties on books and software sold, are recognized when sales reports are received from the publishers. Delivery-based fees are recognized upon the completion and acceptance of the product by the publishers and/or customers. Until such time, all costs and revenues related to such delivery-based fees are deferred. Book advances are recorded as liabilities and deferred book expenses are included in other current assets.

Royalty Service Fees. As consideration for the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation and SES services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8.0% – 9.5% of the franchise’s gross receipts collected during the preceding month. Royalties received from franchisees also include a per student fee for use, by their students, of our on-line supplemental course tools. The Company’s franchisees’ contributions to the marketing fund are also recognized by the Company as royalty revenue (see Note 10). Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

Course Materials and Other Products. The Company recognizes revenue from the sale of course materials and other products to the independently owned franchises upon shipment.

Multiple-deliverable contracts. Certain of the Company’s customer contracts represent multiple-element arrangements, which may include several of the Company’s products and services. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if all of the criteria in EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value and the revenue policies described above, or other applicable GAAP, are then applied to each unit of accounting. The Company determines fair value for elements in multiple element arrangements based on recent sales of each element on a stand alone basis.

Other Revenue. Other revenue consists of miscellaneous fees for other services provided to third parties primarily for authoring questions, advertising, training and professional development fees, which are recognized as the products or services are delivered. Other revenue also includes college marketing fees, such as newsletter or banner ads, which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

Revenue Components

The following table summarizes the Company’s revenue and cost of revenue for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Revenue
Services	$129,257	$97,971	$85,694
Products	3,961	4,320	4,052
Other	5,556	8,323	7,470

Total revenue	$138,774	$110,614	$97,216

Cost of Revenue
Services	$49,121	$39,732	$32,721
Products	1,272	1,272	1,253
Other	754	611	609

Total cost of revenue	$51,147	$41,615	$34,583

Services revenue includes course fees, professional development, subscription fees, content development, and marketing services fees. Products revenue includes sales of course material to independently owned franchisees, and fees from a publisher for manuscripts delivered. Other revenue includes royalties from independently owned franchises and royalties and marketing fees received from publishers.

Rent Expense

Many of the leases underlying the Company’s office sites have fixed rent escalators, which provide for periodic increases in the amount of rent payable by the Company over time. The Company calculates straight-line rent expense for these leases based on the fixed non-cancelable term of the underlying lease.

Foreign Currency Translation

Balance sheet accounts of the Company’s Canadian subsidiary are translated using period-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity.

Advertising and Promotion

Advertising and promotion costs are expensed in the period incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $8.5 million, $7.8 million, and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Embedded Derivatives and Warrant

The Company’s former Series B-1 Preferred stock contained two embedded derivatives that, consistent with the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) were accounted for separately from the Preferred Stock. The two embedded derivatives, the “holder’s conversion option” and the “make whole” provision were accounted for on a combined basis and reported at fair value. In addition, when the Company issued the Series B-1 Preferred Stock, it granted the holder the right (a warrant) to purchase up to 20,000 shares of additional Preferred Stock. (See Note 9). The Company’s use of derivatives was limited to the embedded features within its Preferred Stock. Any changes to fair value were reflected in “Other Income (Expense).” The Company did not have any derivative instruments as of December 31, 2007 and 2008 due to the retirement of the Series B-1 Preferred Stock in July 2007.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company does not require collateral. Included in cash and cash equivalents is $2.8 million held in a Canadian bank in Canadian currency. A significant portion of the Company’s cash is held in one bank in excess of the FDIC Insurance Limits.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes based upon the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, the liability method is used for accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under

FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and accounting for income taxes in interim periods, and requires increased disclosures if material.

Income (Loss) Per Share—Basic and Diluted

Basic and diluted net income (loss) per share information for all periods is presented in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share, except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive. Stock options exercisable for and preferred stock convertible into common stock are excluded from earnings per share if the effect of conversion is anti-dilutive (see Note 16).

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method (except for performance-based stock options, which are recognized as expense when it becomes probable performance measures triggering vesting will be met), and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock based on intrinsic value at grant date.

Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no tax benefits have been recorded.

Impairment of Long-Lived Assets and Discontinued Operations

The Company reviews long-lived assets, including intangibles with definite lives, for impairment whenever events, changes in circumstances or the Company’s review of its assets indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets. If the Company determines that the carrying value of an asset may not be recoverable, it measures any impairment based on the projected future discounted cash flows to be provided from the asset or the estimated sale proceeds, as compared to the asset’s carrying value.

The Company also complies with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) regarding impairment assessments and decisions concerning discontinued operations. The Company records impairment losses in the period in which it identifies such impairments.

New Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations and other U.S. generally accepted accounting practices. This FASB Staff Position is effective as of January 1, 2009. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. This statement is effective as of January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. This statement is effective as of January 1, 2009. The Company is currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on its financial position, results of operation, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective as of January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 was effective as of January 1, 2008. In February 2008, the FASB issued a Staff Position that defers the effective date to January 1, 2009 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). SFAS No. 157 remained effective on January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not impact the Company’s financial disclosures as it did not carry any financial assets or liabilities subject to fair value accounting during 2008. The Company is in the process of evaluating the deferred portions of SFAS No. 157 will have on our consolidated results of operations and financial position, the only impact of which would be enhanced disclosures on certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis (that is, at least annually).

2. Acquisitions

2008 Acquisitions—Franchises

On October, 10, 2008, the Company acquired the assets and assumed certain liabilities of The Princeton Review of Pittsburgh. Inc., an owner of a Princeton Review franchise in Pittsburgh, Pennsylvania. The net purchase price of $752,000 consisted of $406,000 in cash and transaction costs and the issuance of a note payable in the amount of $345,000 to be paid in three annual installments from 2009 through 2011. The acquired intangibles for the Pittsburgh franchise consist of franchise marketing rights of $269,000, which will be amortized over their estimated seventeen year useful life.

On July 24, 2008, the Company acquired The Princeton Review franchises in several southern California locations, Utah and New Mexico (collectively, “SoCal”). SoCal consisted of one franchise owned by The Princeton Review of Orange County, Inc. (“TPROC”), one franchise owned by LeComp Co., Inc., a California corporation (“LeComp”), and three franchises owned by Paul Kanarek, who also is the sole stockholder of TPROC. The aggregate consideration for the acquisition of SoCal was $32.4 million, including $26.7 million of cash and transaction costs and 719,149 shares of the Company’s common stock, which were valued at $5.7 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced. Upon the closing of this transaction, Mr. Kanarek owned approximately 1.6% of the Company’s outstanding common stock (assuming the conversion of all outstanding preferred stock). The acquired intangibles for SoCal consist of franchise marketing rights, which will be amortized over their estimated twenty eight year useful life and a portion of the balance is expected to be deductible for income taxes.

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the owner of ten Princeton Review franchises, by means of a merger of a newly created subsidiary of The Princeton Review with and into TSI. Under the terms of the Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI, TSI became a wholly-owned subsidiary of The Princeton Review. As consideration to Alta Colleges, Inc. for the acquisition, the Company paid $5.2 million in cash and transaction costs and issued 4,225,000 shares of common stock, which were valued at $35.4 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced. The number of shares issued in the transaction is subject to adjustment on the first anniversary of the acquisition if the total value of the merger consideration decreases below $36 million (as a result of a decline in the trading price of the Company’s common stock). Alta Colleges, Inc. has been granted registration rights for the shares of common stock issued in this transaction in certain future registration statements of the Company. Upon the closing of this transaction, Alta Colleges, Inc. owned approximately 9.8% of the Company’s outstanding common stock (assuming the conversion of all outstanding preferred stock). The acquired intangibles for the TSI consist of franchise marketing rights, which will be amortized over their estimated seventeen year useful life and are not expected to be deductible for income taxes.

The above acquisitions were part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises. The results of TSI, SoCal and Pittsburgh have been included in the Company’s consolidated financial statements since March 7, 2008, July 24, 2008, and October 10, 2008, the respective dates of acquisition. As a result of the TSI, SoCal and Pittsburgh transactions, the Company has recorded $29.3 million, $20.8 million and $0.5 million of goodwill and $13.1 million, $13.3 million and $0.3 million of other intangibles, respectively, all of which were allocated to the Test Preparation Services division. The goodwill from these transactions arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the respective acquisitions (in thousands).

	TSI March 7, 2008	SoCal July 24, 2008	Pittsburgh October 10, 2008
Cash paid	$4,600	$25,733	$345
Note issued	—	—	345
Equity issued	35,380	5,686	—
Transaction costs	631	960	62

Total consideration issued	40,611	32,379	752

Cash acquired	2,206	1,826	—
Other assets, net	891	948	10
Other intangibles	13,092	13,331	269

Fair value of assets acquired	16,189	16,105	279

Liabilities assumed	(4,853)	(4,479)	(51)

Net assets acquired	11,336	11,626	228

Goodwill	$29,275	$20,753	$524

Operating results for TSI, SoCal and Pittsburgh have been reflected in the Company’s consolidated financial statements from the date of their respective acquisitions. The following unaudited pro forma consolidated financial information for the Company has been prepared as if the acquisitions had taken place at the beginning of each period presented. The following unaudited pro forma information is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the acquisitions taken place at the beginning of the periods presented.

Pro Forma (unaudited)

	Years Ended December 31,
	2008	2007
Revenue	$147,425	$137,040
Income (loss) from continuing operations	(382)	(31,712)
Income (loss) from discontinued operations	(8,506)	2,073
Dividends and accretion on preferred stock	(4,695)	(2,232)

Loss attributable to common shareholders	$(13,583)	$(31,871)

Pro forma basic and diluted income (loss) per share
Loss from continuing operations	$(0.15)	$(1.03)
Income (loss) from discontinued operations	(0.25)	0.06

Net income (loss) attributable to common shareholders	$(0.40)	$(0.97)

2007 Acquisitions—Franchises

In October 2007, the Company acquired its western Massachusetts franchise, Hunter Educational Services, Inc., and its Providence, Rhode Island franchise, The Princeton Review of Rhode Island, Inc, in separate transactions. The purchase price for the western Massachusetts franchise was $1.0 million plus a minimum earn-out payment of $650,000. In 2008, the Company paid the first of five earn out payments in the amount of $105,000. The purchase price for the Providence, Rhode Island franchise was $935,000 plus an additional earn-out payment based on receipts for the next five years of not more than $1,065,000, of which $300,000 represents a minimum earn-out. In 2008, the Company paid the first of five earn-out payments in the amount of $203,000. The acquisitions were accounted for under the purchase method of accounting and resulted in goodwill of $2.8 million and an increase in non-compete agreements of $300,000.

3. Discontinued Operations

In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the results of operations related to the K-12 Services division are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. In addition, the assets and liabilities of the K-12 Services Division have been reflected as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets. The Company determined its commitment to a plan to dispose of the division constituted an event requiring an assessment of the recoverability of the carrying value of the K-12 assets. Based on this assessment, the Company determined that the assets of the K-12 Division were impaired. In December 2008, the Company signed a definitive agreement to sell the K-12 assets to a subsidiary of CORE Projects and Technologies Limited (“CORE”), an education technology company. The purchase price is composed of a $9.5 million payment at the close of the transaction and a working capital payment to be received six months thereafter based on net working capital balances (as defined in the agreement) as of the close. As a result of these events, the loss from discontinued operations in 2008 includes an impairment charge of $5.4 million to reduce the carrying value of the assets of the K-12 business to their estimated fair value, less costs to dispose. The impairment charge was the net result of a $6.3 million impairment expense recorded during the third quarter of 2008 concurrent with the commitment to a plan to dispose of the division and a subsequent gain of $0.9 million recorded in the fourth quarter of 2008 based on the estimated increase in fair value of the K-12 assets resulting from the CORE agreement.

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services Division to Embark Corp. (“Embark”) for a purchase price of $7.0 million and recorded a gain from disposal of discontinued operations of $4.8 million. The assets related to the Company’s business of providing electronic application and project management tools to schools and higher education institution customers (the “Admissions Tech Business”). The Company is entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded $240,000 of the earn-out in 2007 as part of the gain from disposal of discontinued operations, which was expected to be paid by December 31, 2008. In September 2008, the Company determined the receivable to be uncollectible and expensed the balance.

The following table includes certain summary income statement information related to the K-12 Services Division and Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Years Ended December 31,
	2008	2007	2006
Revenue	$19,227	$35,995	$43,524
Cost of revenue	8,796	19,801	24,538

Gross margin	10,431	16,194	18,986
Operating expenses(a)	18,697	17,448	19,514

Income (loss) before income taxes	(8,266)	(1,254)	(528)
Gain (loss) from disposal of discontinued operations	(240)	4,779	—
(Provision) benefit for income taxes	—	(1,452)	—

Income (loss) from discontinued operations	$(8,506)	$2,073	$(528)

(a)

Excludes corporate overhead expense previously allocated to the K-12 Services division and Admissions Tech Business in accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest Expense to Discontinued Operations. The amount of corporate overhead expense added back to the

Company’s continuing operations from the K-12 Services division totaled $594,000, $1,802,000 and $1,811,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The amount of corporate overhead expense added back to the Company continuing operations from the Admissions Tech Business totaled $0, $70,000, and $1,614,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company had assets and liabilities related to the K-12 Services Division’s discontinued operations comprised of the following (in thousands):

	December 31,
	2008	2007
Current assets	$4,019	$10,376

Furniture, fixtures, equipment and software development, net	5,677	6,723
Investment in affiliates	—	356
Other intangibles, net	28	6,493

Non-current assets	5,705	13,572

Total assets related to discontinued operations	$9,724	$23,948

Current liabilities	4,650	8,653

Total liabilities related to discontinued operations	$4,650	$8,653

There were no assets or liabilities related to the Admissions Tech Business discontinued operations as of December 31, 2008 and 2007.

4. Furniture, Fixtures, Equipment and Software Development

	December 31,
	2008	2007
	(in thousands)
Construction in Progress	$2,961	$195
Development in Progress	2,805	1,559
Computer equipment	6,157	7,189
Furniture, fixtures and equipment	2,347	2,175
Computer, copier and phone equipment under capital lease	3,434	3,040
Software licenses—third party	6,227	6,537
Software and web site development—internally developed	5,204	8,629
Leasehold improvements	5,193	4,271

	34,328	33,595

Less accumulated depreciation and amortization (including $2,736 and $2,261 of accumulated depreciation and amortization for assets under capital leases).	19,682	22,468

	$14,646	$11,127

Aggregate depreciation and amortization expense for these assets was $3.3 million, $3.9 million and $4.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Investment in Affiliates

During 2004 and 2005, the Company invested $1.4 million in cash and shares of the Company’s common stock for a 25% equity interest in Oasis Children’s Services, LLC (“Oasis”), a privately held company.

Oasis works with schools, school systems and communities to operate summer and after-school programs. In conjunction with the investment, Oasis and the Company agreed to, from time to time, jointly develop, market and sell summer programs for the K-12 market that combine recreational and enrichment programs and activities provided by Oasis with educational programs and activities provided by the Company. The Company accounted for its investment in Oasis using the equity method.

The Company reviews its investments in affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset. The Company recorded impairment losses of $1.0 million and $300,000 related to its investment in Oasis during 2007 and 2006, respectively.

In September 2008, Oasis repurchased the 25% equity interest from the Company for $675,000. The consideration received by the Company was composed of a $337,500 cash payment received in October 2008 and a $337,500 note from Oasis. The Company recorded a $61,000 gain related to this transaction based on the excess of the cash received over the carrying value of the investment of $277,000. The Company did not record an additional gain or related asset for the note received in connection with the September 2008 transaction due to uncertainty as to the collectability of the note, and will record any additional gains related to the note as cash is received. The note calls for payment in two installments nine and eighteen months from the date of the note and bears interest at an annual rate of 6.0%.

6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill and intangible assets which are not subject to amortization:

	Goodwill	Territorial Marketing Rights
Balance as of January 1, 2007	$33,627	$1,481
Additions from 2008 acquisitions	50,552	—
Other	405	—

Balance as of December 31, 2008	$84,584	$1,481

The additions in 2008 were primarily the result of the Pittsburgh, SoCal and TSI franchise acquisitions as discussed in Note 2. Territorial marketing rights are recorded within “Other intangibles, net” within the consolidated balance sheets.

The following is a summary of other intangible assets:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Subject to Amortization
Franchise costs	$26,978	$1,145	$25,833	$283	$267	$16
Course content development	2,323	1,622	701	2,491	1,311	1,180
Publishing rights	1,043	578	465	1,043	535	508
Non-compete agreements	1,544	1,334	210	1,544	1,257	287
Trademark/Tradename/Other	334	321	13	338	319	19

Total subject to Amortization	32,222	5,000	27,222	5,699	3,689	2,010

Not subject to Amortization Territorial marketing rights	1,481	—	1,481	1,481	—	1,481

Total other intangible assets	$33,703	$5,000	$28,703	$7,180	$3,689	$3,491

Franchise costs increased in 2008 as a result of the acquisition of the franchise marketing rights from the Pittsburgh, SoCal and TSI franchise acquisitions as discussed in Note 2. Aggregate amortization expense was

$1.3 million, $0.4 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated aggregate amortization is $1.6 million, $1.5 million, $1.4 million, $1.4 million, $1.4 million and $19.9 for the years ending December 31, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

7. Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
	(in thousands)
Credit facility	$18,958	$—
Notes payable	1,239	1,670
Capital lease obligations	574	451

Total debt	20,771	2,121
Less current portion	3,283	1,016

Long-term debt	$17,488	$1,105

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

As of December 31, 2008, the Term Loan bears interest at 8.50%. The Term Loan is due in 20 consecutive quarterly graduating installments ranging from $500,000 to $1.0 million, which began on October 1, 2008. The Company is required to make additional installment payments for non-recurring cash receipts of greater than $100,000. A balloon installment of the balance is due at the maturity of the loan. The current balloon installment is $2.8 million. The Term Loan will mature on July 1, 2013. As of December 31, 2008, the Company had outstanding indebtedness of $18.9 million under the Term Loan and no amounts outstanding under the Revolving Credit Facility. The Company’s borrowing availability under the Revolving Credit Facility was $5.0 million as of December 31, 2008.

The July 2008 Credit Agreement requires the Company to comply with an earnings before interest, taxes, depreciation and amortization covenant or EBITDA, a fixed charge ratio covenant, a leverage ratio covenant and a capital expenditures covenant. This agreement contains customary affirmative and negative covenants that, among other things: limit the ability of the Company to pay certain dividends; incur additional indebtedness or liens; consignment of inventory; make certain investments, restricted payments and dispositions; and enter into certain transactions with affiliates. The Company must also comply with certain administrative covenants, including furnishing audited financial statements to the lenders within 90 days of fiscal year end. As of December 31, 2008, the Company was in compliance with the required covenants.

Borrowings under the July 2008 Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and the pledge of 65% of the stock of The Princeton Review Canada Inc. and are senior to the notes payable described below.

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

Notes Payable

In October 2008, the Company completed its acquisition of the Princeton Review of Pittsburgh, Inc. The Company financed part of this acquisition with a note to the seller. The promissory note of $345,000 is payable in equal installments through 2011 and bears an interest rate of 2.9% per year, payable on the annual anniversary date. At December 31, 2008, $347,000, including accrued interest, was outstanding.

In 2003 the Company acquired Princeton Review of North Carolina, Inc. The Company financed part of this acquisition with notes, which included imputed interest at 5% per year. These notes are payable in annual installments, including interest of approximately $125,000 per year in the years 2007 through 2010. At December 31, 2008 and 2007, $267,000 and $385,000 was outstanding, respectively.

In 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of these acquisitions with notes to the sellers. The promissory note of $3,125,000 is payable as to principal in 20 equal quarterly installments beginning with the 17th calendar quarter following the closing date of the acquisition and bears interest at the rate of 8.25% per year, payable quarterly. At December 31, 2008 and 2007, $625,000 and $1,250,000 was outstanding, respectively.

The annual maturities of the credit facility and notes payable as of December 31, 2008 are as follows:

As of December 31,	Amount Maturing
(In thousands)
2009	$3,122
2010	3,502
2011	4,115
2012	4,000
2013	5,458

$20,197

Capital Lease Obligations

At December 31, 2008, the Company has leased approximately $3.4 million of computers, copiers, and phone equipment under capital leases, all of which are included in fixed assets.

The following is a schedule of the future minimum capital lease obligation payments together with the present value of the minimum lease payments at December 31, 2008:

Year ending December 31,	(in thousands)
2009	$217
2010	162
2011	119
2012	98
2013	56

Total	652
Less: amounts representing interest (effective interest rate ranges from 2% to 8%)	78

Present value of minimum lease payments	574
Less: current portion of capital lease obligations	161

Long-term portion of capital lease obligations	$413

8. Accrued Expenses

Accrued expenses consisting of the following:	2008	2007
	(in Thousands)
Payroll and related benefits	$3,565	$3,740
Restructuring	23	4,308
Accrued expenses	4,469	4,915
Legal and settlements	1,152	2,969
Other	1,762	1,791

	$10,971	$17,723

9. Redeemable Preferred Stock

Series C Preferred Stock

On July 23, 2007, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., and its affiliates, Prides Capital Fund I, L.P. (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60.0 million of the Company’s Series C Convertible Preferred Stock (60,000 shares) at a purchase price of $1,000 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. The Series C Preferred Stock contains a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock the dividend shall no longer accrue unless declared by the Board of Directors of the Company (the “Board”). Additionally, on or at any time after the eighth anniversary of the Issue Date, if requested by the holders of at least 10% of the then outstanding Series C Preferred Stock, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all of such holders’ Series C Preferred Stock, for cash, at a redemption price equal to the Original Purchase Price plus accrued and unpaid dividends. The Company also has the right to redeem the then outstanding Series C Preferred Stock following the eighth anniversary of the issue date, for cash, at a redemption price equal to the Original Purchase Price plus accrued and unpaid dividends.

The Purchase Agreement allows the holders of the Series C Preferred Stock to elect two directors to the Board who were elected on July 23, 2007.

In addition, the Company entered into an Investor Rights Agreement dated July 23, 2007, by and among the Company and the Purchasers, pursuant to which the Company granted the Purchasers and Michael J. Perik, the Company’s Chief Executive Officer, demand registration rights for the registration of the resale of the shares of common stock issued or issuable upon conversion of Series C Preferred Stock. Any demand for registration must be made for at least 20% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2.5 million. The Investor Rights Agreement also grants the Purchasers preemptive rights with respect to certain issuances which may be undertaken by the Company in the future.

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

Embedded Derivatives and Warrant

Under SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS 133), certain contractual terms that meet the accounting definition of a derivative must be accounted for separately from the financial instrument in which they are embedded. The Company has concluded that two separate provisions of the Warrant constitute embedded derivatives.

The Company determined that the fair value of the combined embedded derivatives and the Warrant at inception was $2.6 million and increased long-term liabilities by $1.7 million for the embedded derivatives and $854,000 for the fair value of the Warrant. In subsequent periods, these liabilities were accounted for at fair value, with changes in fair value recognized as other income (expense) on the income statement. During the year ended December 31, 2007, the Company recognized $7.5 million of other expense related to the final adjustment of the fair value for the embedded derivatives and the Warrant. In addition, the Company recognized a discount to the recorded value of the Series B-1 Preferred Stock resulting from the allocation of proceeds to the embedded derivatives and the Warrant. This discount was accreted as a preferred stock dividend to increase the recorded balance of the Series B-1 Preferred Stock to its redemption value as of the earliest possible redemption date (November 28, 2005).

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

Since the dividend rate on the Series B-1 Preferred Stock adjusted with changes in market rates due to the LIBOR-Index provision, the key component in the valuation of the Warrant was the estimated value of the underlying embedded conversion option. Accordingly, similar assumptions to those used to value the compound derivative were used to value the Warrant, including the fiscal quarter-end stock price, the exercise price of the conversion option adjusted for changes based on the registration rights agreement, an assumed volatility rate ranging from 25% to 40% and risk-free rate based on the estimated life of the Warrant.

Dividends

For the years ended December 31, 2007 and 2006, cash dividends in the amount of $233,000 and $517,000, respectively, were paid to the Series B-1 Preferred stockholder.

Additionally, the Company records accrued unpaid dividends and accretion of issuance costs related to the Series C Preferred Stock over a four year period, which is presented within the income statement below net income (loss) and above income (loss) attributed to common stockholders.

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

Office and Classroom Leases

The Company has entered into various operating leases in excess of one year, primarily office and classroom site locations. Minimum rental commitments under these leases, including fixed escalation clauses, which are in excess of one year, as of December 31, 2008, are approximately as follows:

Years Ending December 31,	(in thousands)
2009	$7,453
2010	6,463
2011	5,064
2012	4,363
2013	3,150
Thereafter	3,625

$30,118

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $15.8 million, $12.4 million, and $8.5 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

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

Co-authorship Agreements

In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2008, 2007, and 2006. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for royalties were approximately $754,000, $611,000, and $607,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The expense related to co-author payments is accrued monthly and is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

11. Income Taxes

The (provision) benefit for income taxes consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax (provision) benefit:
U.S. Federal	$—	$1,137	$—
State	(155)	315	—
Foreign	(451)	(165)	(153)

	(606)	1,287	(153)

Deferred tax (provision) benefit:
U.S. Federal	(661)	(509)	(494)
State	(196)	(173)	(172)
Foreign	—	—	—

	(857)	(682)	(666)

Total (provision) benefit for income taxes	$(1,463)	$605	$(819)

Pursuant to SFAS No. 109, Accounting for Income Taxes, the Company recorded a provision for income taxes for the year ended December 31, 2007 of $1.5 million as part of the Company’s income from discontinued operations.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$36,777	$34,120
Impairment loss on K-12 long-lived assets	2,145	—
Accumulated depreciation	652	295
Tax credit carryforwards	212	85
Allowance for doubtful accounts	1,043	1,709
Equity compensation	1,788	1,541
Capitalized inventory costs	267	238
Deferred rent	1,041	1,047
Unrealized losses	—	676
Content development	767	930
Other	322	191

Total deferred tax assets	45,014	40,832

Deferred tax liabilities:
Software development costs	(3,471)	(3,387)
Accumulated amortization of intangibles with indefinite lives	(5,242)	(4,385)
Intangible assets	(7,892)	(1,117)
Other	(843)	—

Total deferred tax liabilities	(17,448)	(8,889)

Net deferred tax assets before valuation allowance	27,566	31,943
Valuation allowance	(32,808)	(36,328)

Net deferred tax liabilities	$(5,242)	$(4,385)

Under SFAS No. 109, deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. A valuation allowance has been recorded for $32.8 million and $36.3 million for the years ended December 31, 2008 and 2007, respectively.

In accordance with FAS 109, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the company’s net operating loss carry-over period expires. The deferred tax liability related to assets with indefinite lives and tax deductible goodwill are $5.2 million and $4.4 million as of December 31, 2008 and 2007, respectively.

The Company has a net operating loss carryforward totaling approximately $91.8 million which expires in the years 2021 through 2028, and other temporary differences which will be available to offset regular taxable income during the carryforward period. Net operating losses may be subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to ownership changes. The Company has reviewed the activity through March 31, 2008 and no limitations were noted. The Company will update this evaluation through December 31, 2008 at a later date. The analysis does not impact the income tax provision for the year ended December 31, 2008.

A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2008, 2007 and 2006 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	34%	34%	34%
Effect of permanent differences and other	8%	(10)%	(8)%
Effect of state taxes	1%	6%	4%
Effect of adjustments for prior year’s state net operating loss carryforwards	—	(6)%	—
Valuation allowance	71%	(22)%	(39)%

	114%	2%	(9)%

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation through the year ended December 31, 2008, it concluded that there were no significant uncertain tax positions. The tax years ended December 31, 2004 through 2008 remain subject to examination by major tax jurisdictions as of December 31, 2008.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the financial results. In the event an assessment for interest and/or penalties has been received, it has been classified in the financial statements as selling, general and administrative expense. The table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2008 and 2007 is omitted as there was no material activity to report in such account for those years.

12. Stock Based Compensation and Employee Benefits

Stock Option Plans

The Company utilizes the Black-Scholes option valuation model to determine the fair value of its stock option grants. The Company estimates expected volatility based on historical volatility over a period equivalent to the estimated expected life of the option. The Company uses historical data to estimate option exercise and employee termination behavior, adjusted for known trends, to arrive at the estimated expected life of an option. The Company updates these assumptions on a quarterly basis to reflect recent historical data. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	2008	2007	2006
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	2.8%	4.3%	5.0%
Volatility	36.8%	42.0%	40.0%

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

The Company’s 2000 Stock Incentive Plan (the “Stock Incentive Plan”) adopted on April 1, 2000 provides for the authorization and issuance of an aggregate of 6,782,588 shares of common stock. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years. Options outstanding under the Stock Incentive Plan generally vest quarterly over two to four years. Options granted to consultants and other nonemployees generally vest over the period of service to the Company. Awards of restricted stock are granted to officers and certain employees and generally fully vest two years from the grant date. As of December 31, 2008, there were approximately 0.3 million shares available for grant.

During 2007 the Company granted options that are not part of Stock Incentive Plan. These options, totaling 2,450,000 shares, were granted to the Company President and Chief Financial and Operating Officer and are for periods not to exceed ten years. These options vest quarterly over four years.

Information concerning all stock option activity for the year ended December 31, 2008 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	6,349,778	$6.29
Granted at market price	1,011,378	7.88
Forfeited	(482,778)	7.56
Exercised	(366,857)	6.89
Outstanding at December 31, 2008	6,511,521	$6.43
Vested or expected to vest at December 31, 2008	6,259,948	$6.43	6.09	$675
Exercisable at December 31, 2008	3,201,062	$6.48	4.53	$412

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $2.89, $2.43 and $2.57, respectively.

The aggregate intrinsic value of stock options outstanding and exercisable was $412,000, $4,557,000 and $588,000 for the years ending December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $8.3 million, net of estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately 2.8 years.

Restricted Stock Awards

A summary of the status of non-vested shares of restricted stock as of December 31, 2008, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at December 31, 2007	135,289	$6.17
Awards granted	54,648	7.49
Awards vested	(124,084)	5.94
Awards forfeited	(40,853)	5.18

Non-vested awards outstanding at December 31, 2008	25,000	$6.76

In May 2006, the Board of Directors approved the granting of 148,200 shares of Restricted Stock awards under the Stock Incentive Plan having a grant-date fair value of $918,280. Awards were made to selected key employees, and the vesting was contingent upon retention at the end of the two year period ended May 5, 2008. At the end of the vesting period the Restricted Stock vested and the restrictions lapsed. The value of each Restricted Stock award was estimated on the date of grant and assumed that the employee would remain with the Company. If such goals were not met, no compensation cost was recognized and any recognized compensation cost was reversed. The expected term for the Restricted Stock awards was two years, which was equal to the vesting schedule.

During 2007, the Board of Directors approved the granting of 280,940 shares of Restricted Stock under the Company’s 2000 Stock Incentive Plan to the senior management of the Company and the outside members of the Board of Directors, having a grant-date fair value of $1.4 million. These Restricted Stock awards generally vest quarterly over a two year period. As of December 31, 2008, these grants were fully vested.

The Board of Directors also approved in May 2007 the granting of 257,519 shares of Restricted Stock, which vested immediately, as payment of bonuses to employees, in lieu of payment in cash resulting in a compensation cost of $1.7 million.

On March 6, 2008, the Company granted 29,648 shares of stock to Michael J. Perik, the Company’s President and Chief Executive Officer, having a grant date fair value of $240,000. This award was granted to Mr. Perik in lieu of a cash bonus for the 2007 fiscal year in accordance with the terms of his employment agreement and was accrued in the consolidated balance sheet at December 31, 2007. The award does not have any restrictions.

On June 30, 2008, the Company granted 25,000 shares of restricted stock to certain of its non-employee directors having a grant date fair value of $169,000. These restricted stock awards vest on January 30, 2009.

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested restricted stock awards and units amounted to approximately $24,100, which will be recognized over the weighted-average remaining requisite service period of one month.

Performance Stock Awards

During the year ended December 31, 2008, the Board of Directors awarded performance based options for an aggregate of 275,000 shares of common stock under the 2000 Stock Incentive Plan, which are included in the stock option table above. The vesting of these options is contingent upon exceeding annual earnings or revenue targets for the years ending 2008 through either 2011 or 2012, depending upon the award. For the year ended December 31, 2008, the Company recorded $96,000 in expense related to performance based options based on management’s estimate of the probability of the award vesting.

In May 2006, the Board of Directors approved the granting of 87,550 Performance-Based Deferred Stock awards under the Plan having a grant-date fair value of $180,940. Awards were made to selected executives and other key employees. Vesting of the awards is based on a progressive scale (“threshold,” “target,” and “maximum”), contingent upon meeting company-wide performance goals related to earnings per share and return on asset targets in the two year performance period ended December 31, 2007. The values of each Performance-Based Deferred Stock award were estimated on the date of grant. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. As of December 31, 2008, there is no remaining cost to be recognized.

Total stock-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was $3,868,000, $5,165,000 and $791,000, respectively. For the year ended December 31, 2007, $1.7 million was recorded as a part of restructuring costs. The remaining amounts were recorded as selling, general and administrative expense in the accompanying consolidated statements of operations.

Retirement Plan

The Company has a defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code, which provides that eligible employees may make contributions subject to Internal Revenue Code limitations. Employees become eligible to participate in the Plan on their first anniversary following the beginning of their full-time employment. Under the provisions of the Plan, contributions made by the Company are discretionary and are determined annually by the trustees of the Plan. The Company’s contributions to the Plan for the years ended December 31, 2008, 2007 and 2006 were $413,000, $279,000, and $283,000 respectively.

13. Related Parties

Publisher

Random House, Inc. (“Random House”), a holder of 1,515,353 shares of the Company’s common stock at December 31, 2008, is also the publisher and distributor of substantially all of the Company’s books. For the years ended December 31, 2008, 2007 and 2006, the Company earned $4.0 million, $3.9 million and $3.6 million respectively, of book and publication income from Random House. Total receivables at December 31, 2008 and 2007 included $2.4 million and $2.6 million, respectively, due from Random House for royalties, book advances, copy editing and marketing fees. During 2006, the Company entered into a web hosting agreement with Random House. For the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $1.2 million, $959,000 and $210,000 respectively, for these services.

Loans to Officers

As of December 31, 2008 and 2007, the Company had a loan to one former executive officer in the amount of $207,000 and $410,000, respectively. The loan, which matures in March 2009, accrues interest at 7.3% per year and is secured by 124,821 shares of the Company’s common stock. No loans were made to executive officers after February 2002.

Transactions with Bain Capital LLC

During 2008, the Company entered into agreements with Bain Capital LLC (“Bain”), an affiliate of certain of the Series C Preferred Stock Purchasers, to provide live and online GMAT instruction and business school tutoring services to a limited number of Bain employees. For the year ended December 31, 2008, the Company recognized revenue of approximately $20,000 from these agreements.

Transactions with US Skills, LLC

During 2006, 2007 and 2008, the Company entered into agreements with Achievement Technologies, Inc. (“ATI”) and its successor corporation, US Skills, LLC (“US Skills”), whereby the Company licensed certain technologies to ATI (in 2006) and US Skills (in 2007 and 2008) for contracted fees of $584,000, $500,000 and $480,000, respectively. Michael J. Perik, who has a controlling ownership interest in both ATI and US Skills, was appointed the Company’s President and Chief Executive Officer and a director on July 22, 2007.

Effective April 2008, the Company entered into an additional agreement with US Skills to license to US Skills the Company’s K-12 assessment platform and to develop certain software to integrate the Company’s K-12 assessment platform with a third party’s application, all in connection with specified sublicenses by US Skills of such applications. Under the agreement, US Skills is obligated to pay the Company a development fee of $440,000 and license fees of $675,000 through December 31, 2009. Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the company is reimbursed by US Skills. The agreement also provides for an equal sharing of all net revenues from the sublicensing by US Skills of the Company’s K-12 assessment platform and the third party’s application, after certain payments by US Skills to each of the Company and the third party. For the years ended December 31, 2008, 2007 and 2006, the Company recognized revenue related to US Skills in the amounts of $1.5 million, $250,000, and $580,000, respectively. This revenue is included in income (loss) from discontinued operations in the accompanying statements of operations.

In accordance with FIN 46(R), Consolidation of Variable Interest Entities, the Company evaluated at each reporting period whether its interest and relationships with U.S. Skills would require that the Company consolidate U.S. Skills. The Company determined that the provisions of FIN 46(R) do not require that it consolidate U.S. Skills.

14. Segment Reporting

Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

As of December 31, 2008, the Company operates in two reportable segments: Test Preparation Services and Supplemental Educational Services (“SES”). These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The majority of the Company’s revenue is from the Test Preparation Services division, which sells a range of services, including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company-operated locations and from royalties from, and product sales to, independently-owned franchises. The SES division delivers state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country.

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

	Year Ended December 31, 2008 (in thousands)
	Test Preparation Services	SES	Corporate	Total
Revenue	$108,454	$30,320	$—	$138,774

Operating expense (including depreciation and amortization)	51,342	13,077	21,378	85,797

Operating income (loss)	19,563	3,645	(21,378)	1,830
Depreciation and amortization	2,396	22	2,247	4,665
Other income	5	—	76	81

Segment EBITDA	21,964	3,667	(19,055)	6,576

Total segment assets (excluding assets held for sale)	$135,621	$11,100	$18,051	$164,772

Segment goodwill	$84,584	$—	$—	$84,584

Capital expenditures	$2,811	$366	$2,171	$5,348

	Year Ended December 31, 2007 (in thousands)
	Test Preparation Services	SES	Corporate	Total
Revenue	$93,417	$17,197	$—	$110,614

Operating expense (including depreciation and amortization)	45,447	7,938	39,129	92,514

Operating income (loss)	13,829	1,785	(39,129)	(23,515)
Depreciation and amortization	2,089	11	2,230	4,330
Other expense	—	—	(7,558)	(7,558)

Segment EBITDA	15,918	1,796	(44,457)	(26,743)

Total segment assets (excluding assets held for sale)	$62,730	$117	$37,253	$100,100

Segment goodwill	$33,627	$—	$—	$33,627

Expenditures for long lived assets	$834	$107	$1,410	$2,351

	Year Ended December 31, 2006 (in thousands)
	Test Preparation Services	SES	Corporate	Total
Revenue	$90,418	$6,798	$—	$97,216

Operating expense (including depreciation and amortization)	45,802	4,817	20,124	70,743

Operating income (loss)	13,754	(1,740)	(20,124)	(8,110)
Depreciation and amortization	2,749	2	2,211	4,962
Other expense	—	—	(34)	(34)

Segment EBITDA	16,503	(1,738)	(17,947)	(3,182)

Total segment assets (excluding assets held for sale)	$53,293	$9	$27,970	$81,272

Segment goodwill	$31,006	$—	$—	$31,006

Expenditures for long lived assets	$2,456	$9	$2,710	$5,175

Reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes:

	Years Ended December 31,
	2008	2007	2006
Segment EBITDA	$6,576	$(26,743)	$(3,182)
Depreciation and amortization	(4,665)	(4,330)	(4,962)
Interest expense	(632)	(348)	(706)

Income (loss) from continuing operations before income taxes	$1,279	$(31,421)	$(8,850)

15. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2008. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands, except per share data)
Revenue
Test Preparation Services	$23,150	$28,272	$34,050	$22,982	$20,863	$25,074	$26,502	$20,978
SES	12,592	5,780	699	11,249	6,225	2,457	(31)	8,546

Total revenue	35,742	34,052	34,749	34,231	27,088	27,531	26,471	29,524

Cost of revenue
Test Preparation Services	8,888	8,970	10,634	9,057	8,367	8,135	10,350	7,287
SES	5,663	2,392	544	4,999	2,845	785	86	3,760

Total cost of revenue	14,551	11,362	11,178	14,056	11,212	8,920	10,436	11,047

Gross profit	21,191	22,690	23,571	20,175	15,876	18,611	16,035	18,477
Operating expenses
Selling, general and administrative	20,505	19,836	21,741	21,482	18,779	18,327	21,360	24,195
Restructuring	523	1,228	482	—	—	—	1,108	7,745
Impairment of investment	—	—	—	—	—	—	—	1,000

Total operating expenses	21,028	21,064	22,223	21,482	18,779	18,327	22,468	32,940

Income (loss) from operations	163	1,626	1,348	(1,307)	(2,903)	284	(6,433)	(14,463)

Income (loss) from continuing operations	178	1,074	449	(1,885)	(2,362)	(3,841)	(9,162)	(15,451)

Loss per share:
Basic and diluted loss from continuing operations	$(0.03)	$(0.01)	$(0.02)	$(0.09)	$(0.09)	$(0.14)	$(0.36)	$(0.59)

Basic and diluted weighted average shares used in computing loss from continuing operations	29,486	32,918	33,498	33,708	27,576	27,890	28,031	28,138

16. Earnings (Loss) Per Share

The following table sets forth the numerator and denominators used in computing basic and diluted earnings (loss) per common share for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Weighted average common shares outstanding	32,409	27,877	27,578

The numerator for earnings (loss) per share is calculated for income (loss) from continuing operations by adding income (loss) from continuing operations and dividend and accretion on Preferred Stock. Dividends accrued and/or paid in 2008, 2007 and 2006 were $4.7 million, $2.2 million and $0.5 million, respectively, which had an effect on earnings (loss) per share in 2008, 2007, and 2006 of ($0.14), ($0.08), and ($0.02), respectively.

The following were excluded from the computation of diluted earnings per common share because of their anti-dilutive effect.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	389	277	163
Effect of convertible preferred stock-based on the if converted method	10,548	5,341	1,299
Other	—	—	9

	10,937	5,618	1,471

17. Restructuring

The Company announced and commenced a restructuring initiative in the third quarter ended September 30, 2007, continuing through the year ended December 31, 2008. The costs incurred related to the relocation of the Company’s finance and some legal operations from New York City to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

A restructuring charge of $8.9 million was recorded during the year ended December 31, 2007 related to employee severance and termination benefits. All expenses associated with the Company’s restructuring plans are recorded as restructuring charges and are included in total operating expenses in the Consolidated Statements of Operations.

For the year ended December 31, 2008, the Company incurred additional restructuring expenses, which were not accrued for at December 31, 2007, in the amount of $2.2 million. The costs consisted of compensation expense related to termination or employee severance directly associated with the restructuring and costs related to the termination of a facility lease.

The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the years ended December 31, 2008 and 2007 (in thousands):

Severance and Termination Benefits
Restructuring provision in 2007	$8,853
Non-cash charges	(1,684)
Cash paid	(2,861)

Accrued restructuring balance at December 31, 2007	4,308
Restructuring provision in 2008	2,233
Cash paid	(6,518)

Accrued restructuring balance at December 31, 2008	$23

The Company anticipates that substantially all of the remaining restructuring reserve balance will be paid out in cash through the first quarter of fiscal year 2009.

18. Subsequent Events

On March 12, 2009, the Company completed the sale of substantially all of the assets of its K-12 Services Division to CORE Education and Consulting Solutions, Inc. (“CORE”) (see Note 3) The Company received $9.5 million of cash from CORE at the close of the transaction.

The Company announced and commenced a restructuring initiative in the first quarter of 2009 related to its decision to outsource its information technology operations, transfer the majority of remaining corporate functions located in New York City to its offices located near Boston, Massachusetts, and simplify its management structure following the sale of the K-12 Services Division. The Company expects to incur approximately $3.0 million of charges related to these actions consisting of severance benefits for terminated employees and consulting fees related to the transition of information technology operations to a third party. The Company expects to record the majority of these expenses and make related cash payments over the first and second quarters of 2009.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

For the years ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1) (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended December 31, 2008	$1,448	$138	$(481)	$1,105
Year Ended December 31, 2007	$2,136	$1,543	$(2,231)	$1,448
Year Ended December 31, 2006	$1,080	$2,158	$(1,102)	$2,136

Valuation allowance for deferred tax assets
Year Ended December 31, 2008	$36,328	$4,070	$(7,590)	$32,808
Year Ended December 31, 2007	$29,601	$6,727	$—	$36,328
Year Ended December 31, 2006	$25,921	$3,680	$—	$29,601

(1)	Deductions from allowance for doubtful accounts consist primarily of amounts written off during the period.
(2)	Deductions from valuation allowance for deferred tax assets consist of amounts related to SoCal and TSI acquisitions.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuers management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

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

Based upon the evaluation of our Disclosure Controls, and in light of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting,” our CEO and CFO concluded that the Company’s Disclosure Controls were not effective as of December 31, 2008.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified the following material weakness in internal control over financial reporting.

•	Financial Statement Close Process

The Company concluded that controls over the financial statement close process related to account reconciliations and analyses, including bank accounts, deferred project costs, certain long-lived assets and accrued liabilities, were not effective. As a result, a large volume of adjustments were necessary to completely and accurately present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there is reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

Based on our evaluation and because of the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plans

In our Annual Report on Form 10-K for the year ended December 31, 2007, management identified three material weaknesses in our internal control over financial reporting. These material weaknesses included a material weakness relating to our financial statement close process, revenue recognition and accounting for income taxes. In response to these identified material weaknesses, we took a number of substantial actions during the year ended December 31, 2008. As a result of these actions, the material weaknesses relating to revenue recognition and accounting for income taxes have been remediated.

During the year ended December 31, 2008, we implemented the following changes in our internal control over financial reporting that contributed to the remediation of the material weakness related to revenue recognition described above:

•	Hired finance personnel with experience with complex revenue recognition rules including accounting for multiple element contracts.

•	Formal contract review process to establish and document the revenue recognition events and methodology at the inception of revenue generating contracts.

•

Instituted a new process for review of multiple element contracts with standardized documentation which allows for both allocation of revenue based on available objective evidence of fair value as well as the associated billing schedule.

•	Delivered training on revenue recognition principles to sales and operational members of our divisions.

•

Eliminated manual processes by adopting contract management functionality within our enterprise resource planning system, facilitating proper reconciliation of unbilled and unearned amounts by outstanding contract and eliminating prior issues related to lack of transparency of certain transaction details of manual billings.

During the year ended December 31, 2008, we implemented the following changes in our internal control over financial reporting that contributed to the remediation of the material weakness related to accounting for income taxes described above:

•	Hired a new outside tax advisor, improving the quality of technical resources available to management to deal with complex tax accounting matters.

•	Enhanced reconciliations, analysis and related reviews for all accounts that give rise to income tax effects in the financial statements.

•	Instituted a quarterly tax memorandum which includes analysis of the tax effect of significant, complex transactions such as acquisitions and dispositions.

•	Hired more qualified and experienced accounting personnel to oversee all processes and controls related to accounting for income taxes.

While we took considerable action to remediate the material weakness in our financial statement close process as of December 31, 2007, such remediation has not yet been fully evidenced. We have implemented the following remediation steps to enhance our internal controls over the financial statement close process:

•

Hired more qualified and experienced accounting personnel to perform the month end review and closing processes as well as provide additional oversight and supervision within the accounting department.

•

Instituted a formal balance sheet reconciliation process, including regular monthly reconciliation of all balance sheet accounts with appropriate management reviews based on account complexity and risk. Increased the rigor of balance sheet reconciliation reviews to ensure substantiation by detailed and contemporaneous support and timeliness of investigation and resolution of reconciling items.

•

Instituted detailed monthly reviews of site and division income statements and more rigorous management reviews of financial results including detailed comparisons of financial results versus budget and prior periods.

•	Initiated programs providing ongoing training and professional education and development plans for the accounting department and improving internal communications procedures throughout the Company.

We believe we have designed appropriate controls related to the financial statement close process and that the foregoing actions have improved, and will continue to improve, our internal control over financial reporting and our disclosure controls and procedures. However, as of December 31, 2008, the controls have not operated effectively for a sufficient period of time to enable us to conclude that the material weakness regarding the financial statement close process has been remediated.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, scheduled to be held on June 23, 2009.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, scheduled to be held on June 23, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, scheduled to be held on June 23, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, scheduled to be held on June 23, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of stockholders, scheduled to be held on June 23, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 36 of this Annual Report on Form 10-K.

2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 36 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

3. Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description
2.1

—    Asset Purchase Agreement, dated as of February 16, 2007, by and among MRU Holdings, Inc., Embark Corp. and The Princeton Review, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2007).

2.2

—    Agreement and Plan of Merger, dated as of February 21, 2008, by and among The Princeton Review, Inc., TPR/TSI Merger Company, Inc., Alta Colleges, Inc. and Test Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on February 22, 2008).

3.1

—    Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001 (our “Form S-1”)).

3.2

—    Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 26, 2007 (our “July 26, 2007 Form 8-K”)).

4.1	— Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1).

4.2	— Certificate of Designation of Series C Convertible Preferred Stock of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 3.1 to our July 26, 2007 Form 8-K).

4.3

—    Investor Rights Agreement, dated as of July 23, 2007, by and among The Princeton Review, Inc. and certain of its stockholders (incorporated herein by reference to Exhibit 4.1 to our July 26, 2007 Form 8-K).

4.4

—    Registration Rights Agreement, dated as of March 7, 2008, between The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 10, 2008).

10.1+

—    The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-104136), filed with the SEC on March 31, 2003).

10.2+	— Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.3	— Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

Exhibit Number	Description
10.4	— Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.5	— Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.6	— Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.7	— Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.8+

—    Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the SEC on May 14, 2002 (the “2002 First Quarter Form 10-Q”)).

10.9

—    Lease, dated as of August 1, 2004, by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord and The Princeton Review, Inc., as Tenant. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2004, filed with the SEC on November 9, 2004).

10.10

—    Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co. (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K (file No. 000-32469) for the year ended December 31, 2005, filed with the SEC on March 16, 2006).

10.11+

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.12+

—    Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.13

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on May 3, 2007).

10.14

—    Series C Preferred Stock Purchase Agreement dated as of July 23, 2007 among The Princeton Review, Inc., Bain Capital Venture Fund 2007, Prides Capital Fund I LP and the other purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 26, 2007).

10.15+

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 9, 2007).

10.16+

—    Employment Agreement, dated September 12, 2005, between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.17+

—    Amendment, dated May 5, 2006, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit Number	Description
10.18+

—    Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (file No. 000-32469) for the year ended December 31, 2007).

10.19+

—    Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (file No. 000-32469) for the year ended December 31, 2007).

10.20

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.21

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.22

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.23

—     Credit Agreement, dated as of July 2, 2008, by and among The Princeton Review, Inc. and Wells Fargo Foothill, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 7, 2008).

10.24+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.25+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.26+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.27+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.28+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.29

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

Exhibit Number	Description
10.30+*	— Amendment, dated December 17, 2008, to Employment Agreement between Kevin Howell and The Princeton Review, Inc.

21.1*	— Subsidiaries of the registrant.

23.1*	— Consent of PricewaterhouseCoopers LLP.

23.2*	— Consent of Grant Thornton LLP.

23.3*	— Consent of Ernst & Young LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

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

Signature	Title	Date

/s/ MICHAEL J. PERIK Michael J. Perik	President and Chief Executive Officer (principal executive officer) and Director	March 16, 2009

/s/ STEPHEN RICHARDS Stephen Richards	Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 16, 2009

/s/ SUSAN RAO Susan Rao	Executive Vice President, Finance (principal accounting officer)	March 16, 2009

/s/ DAVID LOWENSTEIN David Lowenstein	Chairman of the Board of Directors	March 16, 2009

/s/ JEFFREY R. CRISAN Jeffrey R. Crisan	Director	March 16, 2009

/s/ ROBERT E. EVANSON Robert E. Evanson	Director	March 16, 2009

/s/ RICHARD KATZMAN Richard Katzman	Director	March 16, 2009

/s/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 16, 2009

/s/ RICHARD SARNOFF Richard Sarnoff	Director	March 16, 2009

/s/ CLYDE E. WILLIAMS Clyde E. Williams	Director	March 16, 2009

EXHIBIT INDEX

Exhibit Number	Description
2.1

—    Asset Purchase Agreement, dated as of February 16, 2007, by and among MRU Holdings, Inc., Embark Corp. and The Princeton Review, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2007).

2.2

—    Agreement and Plan of Merger, dated as of February 21, 2008, by and among The Princeton Review, Inc., TPR/TSI Merger Company, Inc., Alta Colleges, Inc. and Test Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on February 22, 2008).

3.1

—    Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001 (our “Form S-1”)).

3.2

—    Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 26, 2007 (our “July 26, 2007 Form 8-K”)).

4.1	— Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1).

4.2	— Certificate of Designation of Series C Convertible Preferred Stock of The Princeton Review, Inc. (incorporated herein by reference to Exhibit 3.1 to our July 26, 2007 Form 8-K).

4.3

—    Investor Rights Agreement, dated as of July 23, 2007, by and among The Princeton Review, Inc. and certain of its stockholders (incorporated herein by reference to Exhibit 4.1 to our July 26, 2007 Form 8-K).

4.4

—    Registration Rights Agreement, dated as of March 7, 2008, between The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 10, 2008).

10.1+

—    The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (File No. 333-104136), filed with the SEC on March 31, 2003).

10.2+	— Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.3	— Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.4	— Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.5	— Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.6	— Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.7	— Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

Exhibit Number	Description
10.8+

—    Employment Agreement, dated as of April 11, 2002, by and between The Princeton Review, Inc. and John Katzman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (file No. 000-32469), filed with the SEC on May 14, 2002 (the “2002 First Quarter Form 10-Q”)).

10.9

—    Lease, dated as of August 1, 2004, by and between The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, as Landlord and The Princeton Review, Inc., as Tenant. (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the third quarter of 2004, filed with the SEC on November 9, 2004).

10.10

—    Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co. (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K (file No. 000-32469) for the year ended December 31, 2005, filed with the SEC on March 16, 2006).

10.11+

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.12+

—    Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.13

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on May 3, 2007).

10.14

—    Series C Preferred Stock Purchase Agreement dated as of July 23, 2007 among The Princeton Review, Inc., Bain Capital Venture Fund 2007, Prides Capital Fund I LP and the other purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 26, 2007).

10.15+

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 9, 2007).

10.16+

—    Employment Agreement, dated September 12, 2005, between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.17+

—    Amendment, dated May 5, 2006, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.18+

—    Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (file No. 000-32469) for the year ended December 31, 2007).

10.19+

—    Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (file No. 000-32469) for the year ended December 31, 2007).

Exhibit Number	Description
10.20

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.21

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.22

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.23

—    Credit Agreement, dated as of July 2, 2008, by and among The Princeton Review, Inc. and Wells Fargo Foothill, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 7, 2008).

10.24+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.25+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.26+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.27+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.28+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on November 13, 2008).

10.29

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.30+*	— Amendment, dated December 17, 2008, to Employment Agreement between Kevin Howell and The Princeton Review, Inc.

21.1*	— Subsidiaries of the registrant.

23.1*	— Consent of PricewaterhouseCoopers LLP.

23.2*	— Consent of Grant Thornton LLP.

Exhibit Number	Description
23.3*	— Consent of Ernst & Young LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.