Form 10-Q
period 2009-03-31
PRINCETON REVIEW INC
filed 2009-05-08
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 33,718,800 shares of $0.01 par value common stock outstanding at May 4, 2009

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,841	$8,853
Restricted cash and cash equivalents	575	615
Accounts receivable, net of allowance of $847 and $1,105, respectively	23,790	17,367
Other receivables, including $600 in 2009 and $2,363 in 2008 from related parties	992	2,689
Inventory	1,791	1,946
Prepaid expenses	1,227	1,287
Other current assets	2,401	2,616
Assets held for sale	—	4,019

Total current assets	39,617	39,392
Furniture, fixtures, equipment and software development, net	16,338	14,646
Goodwill	84,584	84,584
Other intangibles, net	28,375	28,703
Other assets	1,403	1,466
Assets held for sale	—	5,705

Total assets	$170,317	$174,496

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$3,026	$1,496
Accrued expenses	17,798	10,971
Current maturities of long-term debt	3,555	3,283
Deferred revenue	17,805	19,198
Liabilities held for sale	—	4,650

Total current liabilities	42,184	39,598
Deferred rent	1,707	1,712
Long-term debt	7,222	17,488
Other liabilities	710	710
Deferred tax liability	6,191	5,912
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	63,853	62,646
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,718,800 and 33,729,462 shares issued and outstanding, respectively	337	337
Additional paid-in capital	163,503	164,153
Accumulated deficit	(114,501)	(117,239)
Accumulated other comprehensive loss	(889)	(821)

Total stockholders’ equity	48,450	46,430

Total liabilities and stockholders’ equity	$170,317	$174,496

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue
Test Preparation Services	$27,363	$23,150
SES Services	17,460	12,592

Total revenue	44,823	35,742

Cost of revenue
Test Preparation Services	9,458	8,887
SES Services	7,901	5,663

Total cost of revenue	17,359	14,550

Gross profit	27,464	21,192

Operating expenses
Selling, general and administrative	22,096	20,594
Restructuring	2,918	435

Total operating expenses	25,014	21,029

Operating income from continuing operations	2,450	163
Interest expense	(329)	(35)
Interest income	14	128
Other income	25	—

Income from continuing operations before income taxes	2,160	256
Provision for income taxes	(300)	(78)

Income from continuing operations	1,860	178

Discontinued operations
Loss from discontinued operations	(138)	(704)
Gain from disposal of discontinued operations	969	—
Benefit (provision) for income taxes from discontinued operations	47	(51)

Income (loss) from discontinued operations	878	(755)

Net income (loss)	2,738	(577)
Dividends and accretion on Preferred Stock	(1,207)	(1,149)

Income (loss) attributed to common stockholders	$1,531	$(1,726)

Earnings (loss) per share
Basic:
Income (loss) from continuing operations	$0.02	$(0.03)
Income (loss) from discontinued operations	0.03	(0.03)

Net income (loss) attributed to common stockholders	$0.05	$(0.06)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.03)
Income (loss) from discontinued operations	0.03	(0.03)

Net income (loss) attributed to common stockholders	$0.05	$(0.06)

Weighted average shares used in computing income (loss) per share
Basic	33,742	29,486
Diluted	33,858	29,486

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

For the three months ended March 31, 2009

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	33,729	$337	$164,153	$(117,239)	$(821)	$46,430
Vesting of restricted stock	25	—		—	—	—
Stock-based compensation	—	—	719	—	—	719
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(1,207)	—	—	(1,207)
Shares received in settlement of note receivable	(35)	—	(162)	—	—	(162)
Comprehensive loss
Net income	—	—	—	2,738	—	2,738
Foreign currency loss	—	—	—	—	(68)	(68)
Comprehensive income	—	—	—	—	—	2,670

Balance at March 31, 2009	33,719	$337	$163,503	$(114,501)	$(889)	$48,450

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows provided by (used for) from continuing operating activities:
Net income (loss)	$2,738	$(577)
Less: Income (loss) from discontinued operations	878	(755)

Income from continuing operations	1,860	178
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation	554	614
Amortization	977	308
Deferred income taxes	279	171
Stock based compensation	719	824
Other	24	75
Net change in operating assets and liabilities:
Accounts receivable	(4,579)	(1,759)
Inventory	155	(50)
Prepaid expenses and other assets	81	137
Accounts payable and accrued expenses	5,950	(8,598)
Deferred revenue	(1,595)	1,337

Net cash provided by (used for) operating activities	4,425	(6,763)

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(294)	(191)
Expenditures for software development	(2,100)	(80)
Restricted cash and cash equivalents	40	(24)
Purchases of franchises, net of cash acquired	—	(3,061)

Net cash used for investing activities	(2,354)	(3,356)

Cash flows (used for) provided by financing activities
Capital lease payments	(56)	(90)
Payments of credit facility term loan	(10,000)	—
Proceeds from exercise of options	—	1,619
Payment of notes payable related to acquisitions	—	(159)

Net cash (used for) provided by financing activities	(10,056)	1,370

Effect of exchange rate changes on cash	(71)	(96)

Net cash flows used for continuing operations	(8,056)	(8,845)

Cash Flows from Discontinued Operations
Net cash used for operating activities	(827)	(672)
Net cash provided by (used for) investing activities	8,871	(190)

Net cash provided by (used for) discontinued operations	8,044	(862)

Decrease in cash and cash equivalents	(12)	(9,707)
Cash and cash equivalents, beginning of period	8,853	25,281

Cash and cash equivalents, end of period	$8,841	$15,574

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (note 2)	$9,234	$—

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The unaudited consolidated financial statements of The Princeton Review, Inc., and its wholly-owned subsidiaries, The Princeton Review Canada Inc. and Princeton Review Operations, L.L.C., and effective March 7, 2008, Test Services, Inc., and effective July 24, 2008, The Princeton Review of Orange County, LLC, (together, the “Company” or “Princeton Review”) included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2008.

In September 2008, the Company committed to a plan to dispose of its K-12 Services division and on March 12, 2009, sold substantially all of the assets and liabilities of the division. The unaudited consolidated financial statements reflect the K-12 Services division as a discontinued operation. Refer to Note (3) to these Notes to Consolidated Financial Statements.

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue, results of operations and cash flows because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its test preparation revenue in the third quarter. However, as Supplement Education Services (“SES”) revenue grows, the Company expects this revenue to be concentrated in the fourth and first quarters to more closely correspond to the after school programs’ greatest activity during the school year.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141 (R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. The provisions of SFAS No. 141 (R) were effective as of January 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. The provisions of SFAS No. 160 were effective as of January 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 was effective as of January 1, 2008. In February 2008, the FASB issued a Staff Position that defers the effective date to January 1, 2009 for all non-financial assets and liabilities except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). SFAS No. 157 remained effective on January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not impact the Company’s financial disclosures as it did not carry any financial assets or liabilities subject to fair value accounting during 2008. The Company adopted the deferred portions of SFAS No. 157 as of January 1, 2009, which had no impact on the Company’s results of operations or financial statement disclosures for the three months ended March 31, 2009 as no fair value assessments requiring disclosure under the deferred portions of SFAS No. 157 were made.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, useful lives assigned to intangible assets, fair value of assets and liabilities and stock-based compensation. Actual results could differ from those estimated.

2. Sale of Assets and Discontinued Operations

On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. The aggregate consideration received consisted of (i) $9.5 million in cash paid on the closing date and (ii) a purchase price adjustment based on net working capital of the K-12 Services division as of the closing date, to be calculated 180 days after the closing date, and to be paid within a reasonable amount of time thereafter. During the three months ended March 31, 2009, the Company recorded a gain on the sale of these assets of $1.0 million within discontinued operations in the consolidated statement of operations. The gain excludes the net working capital purchase price adjustment as collection of these proceeds in 180 days cannot be assured.

The following table includes summary income statement information related primarily to the K-12 Services division, reflected as discontinued operations for the periods presented:

	Three Months Ended March 31,
	2009	2008
Revenue	$2,720	$5,629
Cost of revenue	808	2,686

Gross margin	1,912	2,943
Operating expenses	2,050	3,647

Loss before gain from disposal of discontinued operations and income taxes	(138)	(704)
Gain from disposal of discontinued operations	969	—
Provision for income taxes	47	(51)

Income (loss) from discontinued operations	$878	$(755)

There were no assets or liabilities related to discontinued operations as of March 31, 2009.

3. Acquisition of TSI

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the operator of eight of the Company’s franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4,600,000 in cash. In the event that the aggregate value of the Alta Shares, plus $4.6 million, is less than $36.0 million, the Company may become obligated to pay additional consideration to Alta (the “Additional Consideration”). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, or (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final per share value of such shares, plus $4.6 million in cash, is less than $36.0 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36.0 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta. The Company may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration as determined in accordance with the TSI Merger Agreement is approximately $9.9 million. If an event triggering the final transaction value determination had occurred as of March 31, 2009, the Company would have been required to pay the maximum amount of Additional Consideration. Any Additional Consideration paid to Alta, whether in cash or shares of common stock, will be recorded as an adjustment to stockholders’ equity within the Company’s consolidated balance sheet.

4. Stock-Based Compensation

FAS 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options are estimated using the Black-Scholes option pricing formula for which we estimated the following assumptions in its fair value calculation at the date of grant for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected life (years)	5.0	5.0
Risk-free interest rate	1.9%	2.5%
Volatility	46.0%	36.1%

Information concerning all stock option activity for the three months ended March 31, 2009 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,511,521	$6.43
Granted at market price	230,000	4.61
Forfeited	(530,525)	7.89
Exercised	—	—

Outstanding at March 31, 2009	6,210,996	$6.24	6.33	$133
Vested or expected to vest at March 31, 2009	6,071,285	$6.24	6.27	$133
Exercisable at March 31, 2009	3,471,078	$6.45	4.49	$133

As of March 31, 2009, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $7.9 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

A summary of the status of nonvested shares of restricted stock as of March 31, 2009, and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2008	25,000	$6.76
Awards vested	(25,000)	6.76

Nonvested awards outstanding at March 31, 2009	—	$—

Total stock-based compensation expense recorded for the three months ended March 31, 2009 and 2008 was $719,000 and $824,000, respectively. Stock-based compensation is recorded as operating expense within the accompanying consolidated statements of operations.

5. Long-term Debt and Line of Credit

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Credit facility	$8,958	$18,958
Notes payable	1,242	1,239
Capital lease obligations	577	574

Total debt	10,777	20,771
Less current portion	3,555	3,283

Long-term debt	$7,222	$17,488

The “Credit facility” portion of long-term debt in the table above refers to the Company’s outstanding borrowings under its credit agreement (“July 2008 Credit Agreement”) with Wells Fargo Foothill, LLC, as arranger and administrative agent (“Wells Fargo”) that is comprised of a $5.0 million revolving line of credit (“Revolving Credit Facility”) and a $20.0 million term loan (“Term Loan”).

The Term Loan is due in 20 consecutive quarterly graduating installments ranging from $500,000 to $1.0 million, which began on October 1, 2008. The Company is required to make additional installment payments for non-recurring cash receipts of greater than $100,000. On March 13, 2009, the Company made one such installment payment of $9.5 million from the proceeds of the K-12 Services division sale described in Note 2.

6. Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes (“FAS 109”), the Company has recorded an income tax provision related to continuing operations for the three months ended March 31, 2009 in the amount of $300,000. Additionally, a benefit for income taxes for the three months ended March 31, 2009 of $47,000 has been recorded as part of the Company’s income from discontinued operations.

Income tax expense for the period varies from the amount that would normally be derived based upon statutory rates in the respective jurisdictions in which we operate. The significant reasons for this variation are our inability to record a tax benefit on our losses generated in the United States, differences in foreign tax rates, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Net operating losses may be subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”). The Company is evaluating the effect on the limitations on the future use of its net operating loss carry-forwards. This analysis does not impact the income tax provision for the three month period ended March 31, 2009.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements. The tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009 are tax years ended December 31, 2005 and later.

7. Segment Information

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

The majority of the Company’s revenue is from the Test Preparation Services division, which sells a range of services including test preparation, tutoring and academic counseling. Test Preparation Services derives its revenue from Company operated locations and from royalties from, and product sales to, independent international franchisees. The SES division delivers state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country.

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

	Three Months Ended March 31, 2009 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$27,363	$17,460	$—	$44,823

Operating expense (including depreciation and amortization)	$14,392	3,472	$7,150	$25,014

Operating income	3,513	6,087	(7,150)	2,450
Depreciation and amortization	974	49	508	1,531
Other income (expense)	3	—	22	25

Segment EBITDA	$4,490	$6,136	$(6,620)	$4,006

Total segment assets	$135,150	$16,355	$18,812	$170,317

Segment goodwill	$84,584	$—	$—	$84,584

	Three Months Ended March 31, 2008 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$23,150	$12,592	$—	$35,742

Operating expense (including depreciation and amortization)	$11,363	3,491	$6,175	$21,029

Operating income (loss)	2,900	3,438	(6,175)	163
Depreciation and amortization	362	5	555	922
Other income (expense)	—	—	—	—

Segment EBITDA	$3,262	$3,443	$(5,620)	$1,085

Total segment assets (excluding assets held for sale)	$99,370	$13,036	$24,579	$136,985

Segment goodwill	$69,928	$—	$—	$69,928

Reconciliation of Segment EBITDA to income from continuing operations before income taxes

	Three Months Ended March 31, (in thousands)
	2009	2008
Segment EBITDA	$4,006	$1,085
Depreciation and amortization	(1,531)	(922)
Interest income (expense)	(315)	93

Income from continuing operations before income taxes	$2,160	$256

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

A reconciliation of net income (loss) and the number of shares used in computing basic and diluted income (loss) per share is as follows.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Income from continuing operations	$1,860	$178
Income (loss) from discontinued operations	878	(755)
Less preferred dividends	(1,207)	(1,149)

Net income (loss) attributed to common stockholders	$1,531	$(1,726)

Weighted average common shares outstanding for the period:
Basic weighted average common shares outstanding	33,742	29,486
Dilutive stock options	116	—

Diluted weighted average common shares outstanding	33,858	29,486

Basic earnings per share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income (loss) from discontinued operations	0.03	(0.03)

Net income (loss) attributed to common stockholders	$0.05	$(0.06)

Diluted earnings per share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income (loss) from discontinued operations	0.03	(0.03)

Net income (loss) attributed to common stockholders	$0.05	$(0.06)

The following were excluded from the computation of diluted earnings per common share because of their anti-dilutive effect.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Shares of common stock issuable upon exercise of stock options	5,782	6,322
Shares of common stock issuable upon conversion of convertible preferred stock	10,956	10,168

	16,738	16,490

9. Restructuring

The Company announced and commenced a restructuring initiative in the first quarter of 2009 related to the decision to outsource the Company’s information technology operations, transfer the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplify management’s structure following the sale of the K-12 Services Division. For the three months ended March 31, 2009, the Company has recorded $2.9 million of expenses related to these actions consisting of severance benefits for terminated employees and consulting fees related to transition of information technology operations to a third party. The Company expects to record additional severance charges related to the restructuring of $0.6 million in the second quarter of 2009, and to make all cash payments related to this restructuring initiative by the end of the third quarter of 2009. The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the three months ended March 31, 2009 (in thousands):

Severance, Termination Benefits and Consulting Fees
Accrued restructuring balance at December 31, 2008	$23
Restructuring provision	2,918
Cash paid	(913)

Accrued restructuring balance at March 31, 2009	$2,028

10. Commitments and Contingencies

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings except as described below.

In August 2008, the Company learned that certain of the Company’s web pages that appeared to contain confidential information were available to the public on the Internet for a short period of time (the “Security Incident”). The Company discovered that due to an operational error or errors that occurred in connection with a change in information system architecture and concurrent change of hosting providers, an Internet web page that was intended to be, and historically has been, password protected, had inadvertently ceased to be password protected for a 7-8 week period. Although the web page was shut down the day the Company learned about the matter, prior to that time some files that contained personal information about students from schools that used the Company’s assessment center product (or its predecessor product) under license from the K-12 Services division were accessible. With the exception of one school district in Sarasota, Florida that included social security numbers for some students, the K-12 student data accessible during the Security Incident did not include financially sensitive information such as social security numbers, credit card information or other financial information. The Company notified the Sarasota school district as well as Sarasota students who may have had such sensitive data accessible during the incident and has procured credit monitoring for those students requesting it and for whom such monitoring is available because they are over 18. In some cases, the Company also notified other school districts and students whose information was subject to compromise, even where the Company was not legally obligated to do so because the nature of the information did not trigger notification statutes. Other than the Security Incident, the Company believes its systems remain secure.

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United Stated District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identity theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorney’s fees and costs. In April 2009 the parties have entered into a memorandum of understanding to settle the litigation. Under the memorandum of understanding, subject to the approval by the Court of a definitive settlement agreement, the Company will provide a specified identity protection service to the class members that elect to participate and pay the fees and expenses of plaintiffs’ counsel as approved by the Court. The Company believes that the full cost of the settlement will be within the limits of its applicable insurance policies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review provides integrated classroom-based, print and online products and services that address the needs of students, parents, educators and educational institutions. We offer one of the leading SAT preparation courses and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. The Company and its international franchisees provide test preparation courses and tutoring services for the SAT, GMAT, MCAT, LSAT, GRE and other standardized admissions tests to students throughout the United States and abroad. The Company currently operates through our Test Preparation Services and Supplemental Educational Services (“SES”) divisions.

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. As a result of the acquisition of Test Services, Inc. (“TSI”) in March 2008, the Princeton Review franchises in several southern California locations, Utah and New Mexico (“SoCal”) in July 2008 and the Princeton Review Pittsburgh, Inc. (“Pittsburgh”) in October 2008, we do not have any remaining domestic franchisees as of March 31, 2009. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review.

The Test Preparation Services division accounted for 61% of our overall revenue in the three months ended March 31, 2009, and historically has accounted for the majority of our overall revenue. As a result of the acquisitions described above (and despite the elimination of the related franchise fees), we expect Test Preparation Services revenue and income from operations to continue to increase in 2009.

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

Former K-12 Services Division

The Company’s former K-12 Services Division provided a number of services to K-12 schools and districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In March 2009, we sold our K-12 Services Division to CORE Education and Consulting Solutions, Inc. (“CORE”). The Company received $9.5 million of cash from CORE at the close of the transaction and recognized a gain of $1.0 million. In connection with the sale of its K-12 Services division, financial results associated with this business have been reclassified as discontinued operations.

Results of Operations)

Comparison of Three Months Ended March 31, 2009 and 2008

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Revenue:
Test Preparation Services	$27,363	$23,150	$4,213	18%
SES Services	17,460	12,592	4,868	39%

Total revenue	44,823	35,742	9,081	25%
Cost of revenue:
Test Preparation Services	9,458	8,887	571	6%
SES Services	7,901	5,663	2,238	40%

Total cost of revenue	17,359	14,550	2,809	19%

Gross profit	27,464	21,192	6,272	30%

Operating expenses:
Selling, general and administrative	22,096	20,594	1,502	7%
Restructuring	2,918	435	2,483	571%

Total operating expenses	25,014	21,029	3,985	19%

Other income (expense) and other items:
Interest expense	(329)	(35)	(294)	840%
Interest income	14	128	(114)	(89)%
Other income	25	—	25	—
Provision for income taxes	(300)	(78)	(222)	285%

Income from continuing operations	$1,860	$178	$1,682	945%

Revenue

For the three months ended March 31, 2009, total revenue increased by $9.1 million, or 25%, to $44.8 million from $35.7 million in the three months ended March 31, 2008.

Test Preparation Services revenue increased by $4.2 million, or 18%, to $27.4 million from $23.2 million in the three months ended March 31, 2008. This increase is primarily due to incremental revenue of $5.7 million from domestic franchises acquired during 2008 as described above. This increase in revenue was offset by a $1.1 million reduction in franchise fees as a direct result of the same franchise acquisitions and a $0.3 million reduction in non-franchise licensing revenue due to the termination of a contract with a marketing partner that has filed for bankruptcy.

SES Services revenues increased $4.9 million, or 39%, to $17.5 million from $12.6 million in the three months ended March 31, 2008. This increase is primarily due to expansion into nine new markets since March 31, 2008.

Cost of Revenue

For the three months ended March 31, 2009, total cost of revenue increased by $2.8 million, or 19%, to $17.4 million from $14.6 million in the three months ended March 31, 2008.

Test Preparation Services cost of revenue increased by $571,000, or 6%, to $9.5 million from $8.9 million in the three months ended March 31, 2008 due primarily to incremental costs of $2.0 million related to the 2008 acquisitions. Excluding the impact of franchises acquired, cost of revenue decreased by $1.4 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin during the period for the Test Preparation Services division increased from 62% to 65%, primarily as a result of the operating efficiencies described above.

SES Services cost of revenue increased by $2.2 million, or 40%, to $7.9 million from $5.7 million in the three months ended March 31, 2008 as a direct result of the increase in revenue. Gross margin during the period for the SES Services division remained consistent at 55% for both periods.

Selling, General and Administrative Expenses

For the three months ended March 31, 2009, selling, general and administrative expenses increased by $1.5 million, or 7%, to $22.1 million from $20.6 million in the three months ended March 31, 2008.

Test Preparation Services selling, general and administrative expenses increased by $3.0 million, or 26%, to $14.4 million from $11.4 million in the three months ended March 31, 2008. This increase is primarily due to incremental expenses related to the 2008 franchise acquisitions.

SES Services selling, general and administrative expenses remained unchanged at $3.5 million for both periods.

Corporate selling, general and administrative expenses decreased by $1.5 million, or 26%, to $4.3 million from $5.8 million in the three months ended March 31, 2008, due to reductions in corporate headcount and professional staffing fees associated with our efforts to reduce corporate expenses.

Restructuring

The Company’s restructuring charges increased by $2.5 million, or 571%, to $2.9 million from $435,000 in the three months ended March 31, 2008. The increase is attributed to the restructuring initiative announced and commenced in the first quarter of 2009 related to outsourcing the Company’s information technology operations, transferring the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplifying management’s structure following the sale of the K-12 Services division. The restructuring charges incurred during the three months ended March 31, 2008 were severance expense related to restructuring activities initiated during 2007 to relocate the Company’s finance and certain legal operations from New York City to offices located near Boston, Massachusetts.

Interest Expense

Interest expense increased by $294,000 to $329,000, from $35,000 in the three months ended March 31, 2008, as a result borrowings outstanding under the credit facility during the three months ended March 31, 2009. There were no outstanding borrowings under any credit facility during the three months ended March 31, 2008.

Provision for Income Taxes

The provision for income taxes increased by $222,000 to $300,000, from $78,000 in the three months ended March 31, 2008. The increase is primarily due to the expected increase in annual income from continuing operations before taxes for 2009 as compared to 2008.

Liquidity and Capital Resources

Our primary sources of liquidity during the three months ended March 31, 2009 were cash and cash equivalents on hand, cash flow generated from operations and cash proceeds from the sale of our K-12 Services division, a discontinued operation. Our primary uses of cash during the three months ended March 31, 2009 were capital expenditures and the required installment payment of a portion of the term loan under our credit facility in connection with the sale of our K-12 Services division. At March 31, 2009 we had $9.4 million of cash and cash equivalents (including $575,000 of restricted cash) and $5.0 million of unused borrowing capacity available under the revolving line of credit of our Wells Fargo credit facility.

We expect to generate positive cash flow from operations in 2009, including payments to fund 2009 restructuring activities, as a result of expected revenue growth and the continued benefit of operational improvements and cost reductions. Cash flow from operations, currently available cash and borrowings under our revolving line of credit are expected to fund short-term working capital needs, capital expenditures and scheduled debt obligations of at least the next twelve months. However, our ability to generate positive cash flows from operations is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our sources of liquidity. Our Test Preparation Services division generates the largest portion of our cash flow from operations from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across Test Prep and SES, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post secondary institutions all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash flows provided by operating activities from continuing operations for the three months ended March 31, 2009 were $4.4 million as compared to $6.8 million used for operating activities for the three months ended March 31, 2008. Cash provided by operating activities for the three months ended March 31, 2009 was due primarily to $4.4 million of income from continuing operations excluding non-cash items such as depreciation, amortization and stock-based compensation. Changes in working capital had a neutral effect on cash flow for the three months ended March 31, 2009, as a $4.6 million increase in accounts receivable due to growth in SES and institutional Test Preparation revenues was offset by growth in accrued compensation (including severance related to 2009 restructuring activities) totaling $4.5 million. Cash used for operating activities for the three months ended March 31, 2008 of $6.8 million was due primarily to restructuring-related payments of $4.7 million and a $2.6 million payment of a legal settlement.

Cash flows used for investing activities from continuing operations during the three months ended March 31, 2009 were $2.4 million as compared to $3.4 million used during the comparable period in 2008. Capital expenditures including the development of internal use software increased by $2.1 million and were offset by a decrease in cash expended for franchise acquisitions of $3.1 million.

Cash flows used for financing activities from continuing operations for the three months ended March 31, 2009 were $10.1 million as compared to $1.4 million provided by financing activities for the three months ended March 31, 2008. Cash used for financing activities in 2009 primarily consisted of $10.0 million in repayments of our Wells Fargo credit facility term loan, $9.5 million of which represented a required non-recurring installment payment from the cash proceeds of the K-12 Services division sale. Cash provided by financing activities in 2008 primarily consisted of proceeds from the exercise of stock options.

Cash flows provided by discontinued operations for the three months ended March 31, 2009 were $8.0 million as compared to $862,000 used by discontinued operations for the three months ended March 31, 2008. Cash flows for the three months ended March 31, 2009 include $9.2 million of net cash proceeds from the sale of the K-12 Services division.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flow because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. However, as SES revenue grows, we expect this revenue will be concentrated in the fourth and first quarters to more closely reflect the after school programs’ greatest activity during the school year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The term loan under our credit facility carries a variable interest rate that fluctuates based primarily on changes in LIBOR rates. We had $9.0 million of outstanding principal under the term loan as of March 31, 2009. A 10% increase in the interest rate on the term loan would increase interest expense by $0.1 million. We do not carry any other variable interest rate debt.

Revenue from our international operations and royalty payments from our international franchises constitute an insignificant percentage of our revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

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

Conclusions

As described in detail in Item 9A of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment identified one material weakness in internal control over financial reporting as of that date. This material weakness was identified in the area of the financial statement close process. In light of this material weakness identified by management, which has not been remediated as of the end of the period covered by this Quarterly Report, our CEO and CFO concluded, after the evaluation described above, that our Disclosure Controls were not effective, as of the end of the period covered by this Quarterly Report, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, we continued to undertake actions to remediate the material weakness described above. These actions included continuing to increase the level of detail and quality of monthly management reviews of financial results including comparisons of financial results versus budget and prior periods. We will continue to design and implement additional policies, procedures and controls as required during the remediation of our reported material weakness.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings other than described in Item 1.

In August 2008, the Company learned that certain of the Company’s web pages that appeared to contain confidential information were available to the public on the Internet for a short period of time (the “Security Incident”). The Company discovered that due to an operational error or errors that occurred in connection with a change in information system architecture and concurrent change of hosting providers, an Internet web page that was intended to be, and historically has been, password protected, had inadvertently ceased to be password protected for a 7-8 week period. Although the web page was shut down the day the Company learned about the matter, prior to that time some files that contained personal information about students from schools that used the Company’s assessment center product (or its predecessor product) under license from the K-12 Services division were accessible. With the exception of one school district in Sarasota, Florida that included social security numbers for some students, the K-12 student data accessible during the Security Incident did not include financially sensitive information such as social security numbers, credit card information or other financial information. The Company notified the Sarasota school district as well as Sarasota students who may have had such sensitive data accessible during the incident and has procured credit monitoring for those students requesting it and for whom such monitoring is available because they are over 18. In some cases, the Company also notified other school districts and students whose information was subject to compromise, even where the Company was not legally obligated to do so because the nature of the information did not trigger notification statutes. Other than the Security Incident, the Company believes its systems remain secure.

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United Stated District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identity theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorney’s fees and costs. In April 2009 the parties have entered into a memorandum of understanding to settle the litigation. Under the memorandum of understanding, subject to the approval by the Court of a definitive settlement agreement, the Company will provide a specified identity protection service to the class members that elect to participate and pay the fees and expenses of plaintiffs’ counsel as approved by the Court. The Company believes that the full cost of the settlement will be within the limits of its applicable insurance policies.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-laws as of April 16, 2009 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 20, 2009).

10.1	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Anthony J. Bordon (filed herewith).

10.2	Executive Employment Agreement dated as of March 25, 2009 by and between The Princeton Review, Inc. and Susan Rao (filed herewith).

10.3	Registration Agreement, dated as of March 26, 2009, by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN C. RICHARDS
Stephen C. Richards
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

May 8, 2009

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated By-laws as of April 16, 2009 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 20, 2009).

10.1	Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Anthony J. Bordon (filed herewith).

10.2	Executive Employment Agreement dated as of March 25, 2009 by and between The Princeton Review, Inc. and Susan Rao (filed herewith).

10.3	Registration Agreement, dated as of March 26, 2009, by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.