Form 10-Q
period 2009-06-30
PRINCETON REVIEW INC
filed 2009-08-07
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The registrant had 33,719,808 shares of $0.01 par value common stock outstanding at August 3, 2009

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,336	$8,853
Restricted cash and cash equivalents	597	615
Accounts receivable, net of allowance of $951 and $1,105, respectively	15,479	17,367
Other receivables, including $1,713 in 2009 and $2,363 in 2008 from related parties	2,102	2,689
Inventory	1,688	1,946
Prepaid expenses	1,286	1,287
Other current assets	2,325	2,616
Assets held for sale	—	4,019

Total current assets	32,813	39,392
Furniture, fixtures, equipment and software development, net	17,699	14,646
Goodwill	84,584	84,584
Other intangibles, net	27,949	28,703
Other assets	1,330	1,466
Assets held for sale	—	5,705

Total assets	$164,375	$174,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,264	$1,496
Accrued expenses	10,957	10,971
Current maturities of long-term debt	3,643	3,283
Deferred revenue	22,140	19,198
Liabilities held for sale	—	4,650

Total current liabilities	38,004	39,598
Deferred rent	1,663	1,712
Long-term debt	6,316	17,488
Other liabilities	650	710
Deferred tax liability	6,455	5,912
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	65,062	62,646
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,719,571 and 33,729,462 shares issued and outstanding, respectively	337	337
Additional paid-in capital	162,978	164,153
Accumulated deficit	(116,307)	(117,239)
Accumulated other comprehensive loss	(783)	(821)

Total stockholders’ equity	46,225	46,430

Total liabilities and stockholders’ equity	$164,375	$174,496

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Test Preparation Services	$25,220	$28,272	$52,583	$51,422
SES Services	6,252	5,780	23,712	18,372

Total revenue	31,472	34,052	76,295	69,794

Cost of revenue
Test Preparation Services	10,024	8,971	19,482	17,858
SES Services	3,661	2,392	11,562	8,055

Total cost of revenue	13,685	11,363	31,044	25,913

Gross profit	17,787	22,689	45,251	43,881

Operating expenses
Selling, general and administrative	18,451	19,747	40,547	40,341
Restructuring	1,130	1,316	4,048	1,751

Total operating expenses	19,581	21,063	44,595	42,092

Operating income (loss) from continuing operations	(1,794)	1,626	656	1,789
Interest expense	(216)	(39)	(545)	(74)
Interest income	18	73	32	201
Other income (expense), net	229	(2)	254	(2)

Income (loss) from continuing operations before income taxes	(1,763)	1,658	397	1,914
Provision for income taxes	179	(556)	(121)	(634)

Income (loss) from continuing operations	(1,584)	1,102	276	1,280
Discontinued operations
Loss from discontinued operations	(168)	(888)	(306)	(1,592)
Gain (loss) from disposal of discontinued operations	(56)	—	913	—
Benefit for income taxes	2	51	49	—

Income (loss) from discontinued operations	(222)	(837)	656	(1,592)

Net income (loss)	(1,806)	265	932	(312)
Dividends and accretion on Preferred Stock	(1,208)	(1,149)	(2,415)	(2,298)

Loss attributed to common stockholders	$(3,014)	$(884)	$(1,483)	$(2,610)

Earnings (loss) per share
Basic and diluted:
Loss from continuing operations	$(0.08)	$—	$(0.06)	$(0.03)
Income (loss) from discontinued operations	(0.01)	(0.03)	0.02	(0.05)

Loss attributed to common stockholders	$(0.09)	$(0.03)	$(0.04)	$(0.08)

Weighted average shares used in computing income (loss) per share
Basic and diluted	33,719	32,918	33,730	31,202

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

For the six months ended June 30, 2009

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	33,729	$337	$164,153	$(117,239)	$(821)	$46,430
Vesting of restricted stock	25	—	—	—	—	—
Stock option exercises	1		2			2
Stock-based compensation	—	—	1,401	—	—	1,401
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(2,416)	—	—	(2,416)
Shares received in settlement of note receivable	(35)	—	(162)	—	—	(162)
Comprehensive income
Net income	—	—	—	932	—	932
Foreign currency gain	—	—	—	—	38	38

Comprehensive income						970

Balance at June 30, 2009	33,720	$337	$162,978	$(116,307)	$(783)	$46,225

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows provided by continuing operating activities:
Net income (loss)	$932	$(312)
Less: Income (loss) from discontinued operations	656	(1,592)

Income from continuing operations	276	1,280
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation	1,106	1,241
Amortization	2,073	893
Deferred income taxes	556	370
Stock based compensation	1,401	1,573
Other	(225)	(228)
Net change in operating assets and liabilities:
Accounts receivable	2,482	7,837
Inventory	258	(210)
Prepaid expenses and other assets	107	864
Accounts payable and accrued expenses	(1,847)	(9,387)
Deferred revenue	2,942	393

Net cash provided by operating activities	9,129	4,626

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(636)	(1,118)
Expenditures for software development	(3,636)	(844)
Restricted cash and cash equivalents	18	(39)
Purchases of franchises, net of cash acquired	(60)	(3,526)
Proceeds from investment sale note receivable	169	—

Net cash used for investing activities	(4,145)	(5,527)

Cash flows (used for) provided by financing activities
Proceeds from borrowings under credit facility revolver	4,500	—
Capital lease payments	(97)	(164)
Payments of credit facility revolver and term loan	(15,169)	—
Proceeds from exercise of options	2	2,246
Payment of notes payable related to acquisitions	(156)	(443)

Net cash (used for) provided by financing activities	(10,920)	1,639

Effect of exchange rate changes on cash	183	(115)

Net cash flows (used for) provided by continuing operations	(5,753)	623

Cash Flows from Discontinued Operations
Net cash (used for) provided by operating activities	(1,197)	2,636
Net cash provided by investing activities	7,433	134

Net cash provided by discontinued operations	6,236	2,770

Increase in cash and cash equivalents	483	3,393
Cash and cash equivalents, beginning of period	8,853	25,281

Cash and cash equivalents, end of period	$9,336	$28,674

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (note 2)	$7,796	$—

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

On March 12, 2009, the Company sold substantially all of the assets and liabilities of its K-12 Services division. The unaudited consolidated financial statements reflect the K-12 Services division as a discontinued operation. Refer to Note (2) to these Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141 (R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. The provisions of SFAS No. 141(R) were effective as of January 1, 2009 and did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. This statement requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. SFAS No. 157 was effective as of January 1, 2008. In February 2008, the FASB issued a Staff Position that defers the effective date to January 1, 2009 for all non-financial assets and liabilities except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). SFAS No. 157 remained effective on January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not impact the Company’s financial disclosures as it did not carry any financial assets or liabilities subject to fair value accounting during 2008. The Company adopted the deferred portions of SFAS No. 157 as of January 1, 2009, which had no impact on the Company’s results of operations or financial statement disclosures for the six months ended June 30, 2009 as no fair value assessments requiring disclosure under the deferred portions of SFAS No. 157 were made.

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

Subsequent Events

The Company adopted SFAS No. 165, Subsequent Events, effective beginning the quarter ended June 30, 2009 and evaluated for disclosure subsequent events that have occurred up to August 7, 2009, the date of issuance of our financial statements. The Company determined that there were no subsequent events requiring disclosure.

2. Sale of Assets and Discontinued Operations

On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. The aggregate consideration received consisted of (i) $9.5 million in cash paid on the closing date and (ii) a purchase price adjustment based on net working capital of the K-12 Services division as of the closing date, to be calculated 180 days after the closing date, and to be paid within a reasonable amount of time thereafter. During the six months ended June 30, 2009, the Company recorded a gain on the sale of these assets of $913,000 within discontinued operations in the consolidated statement of operations. The gain excludes the net working capital purchase price adjustment as collection of these proceeds in 180 days cannot be assured.

The following table includes summary income statement information related primarily to the K-12 Services division, reflected as discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2009	2008	2009	2008
Revenues	$—	$5,476	$2,720	$11,105
Cost of revenues	—	1,993	808	4,679

Gross margin	—	3,483	1,912	6,426
Operating expenses	168	4,371	2,218	8,018

Loss before income taxes	(168)	(888)	(306)	(1,592)
Gain (loss) from disposal of discontinued operations	(56)	—	913	—
Benefit for income taxes	2	51	49	—

Income (loss) from discontinued operations	$(222)	$(837)	$656	$(1,592)

There were no assets or liabilities related to discontinued operations as of June 30, 2009.

3. Acquisition of TSI

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the operator of eight of the Company’s franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4,600,000 in cash. In the event that the aggregate value of the Alta Shares, plus $4.6 million, is less than $36.0 million, the Company may become obligated to pay additional consideration to Alta (the “Additional Consideration”). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, or (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final per share value of such shares, plus $4.6 million in cash, is less than $36.0 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36.0 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta. The Company may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration as determined in accordance with the TSI Merger Agreement is approximately $9.9 million. If an event triggering the final transaction value determination had occurred as of June 30, 2009, the Company would have been required to pay the maximum amount of Additional Consideration. Any Additional Consideration paid to Alta, whether in cash or shares of common stock, will be recorded as an adjustment to stockholders’ equity within the Company’s consolidated balance sheet.

4. Stock-Based Compensation

SFAS No. 123(R), Share-Based Payments, requires the recognition of the fair value of stock-based compensation in the Company’s statements of operations. Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options is estimated using the Black-Scholes option pricing formula for which we estimated the following assumptions in its fair value calculation at the date of grant for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.9%	3.1%	1.9%	2.6%
Volatility	46.0%	38.9%	46.0%	36.5%

Information concerning all stock option activity for the six months ended June 30, 2009 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,511,521	$6.43
Granted at market price	230,000	4.61
Forfeited	(768,288)	7.71
Exercised	(771)	2.29

Outstanding at June 30, 2009	5,972,462	$6.20	6.12	$1,910
Vested or expected to vest at June 30, 2009	5,866,852	$6.20	6.07	$1,873
Exercisable at June 30, 2009	3,549,754	$6.38	4.54	$1,043

As of June 30, 2009, the total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $7.0 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.4 years.

A summary of the status of non-vested shares of restricted stock as of June 30, 2009, and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at December 31, 2008	25,000	$6.76
Awards granted	20,000	5.41
Awards vested	(25,000)	6.76

Non-vested awards outstanding at June 30, 2009	20,000	$5.41

On June 30, 2009, the Company granted 20,000 restricted shares of stock to certain of its non-employee directors having a grant fair value of $108,000. These restricted stock awards vest on January 30, 2010.

Total stock-based compensation expense recorded for the three months ended June 30, 2009 and 2008 was $682,000 and $753,000, respectively and for the six months ended June 30, 2009 and 2008 was $1.4 million and $1.6 million respectively. Stock-based compensation is recorded as operating expense within the accompanying consolidated statements of operations.

5. Long-term Debt and Line of Credit

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Credit facility	$8,331	$18,958
Notes payable	1,090	1,239
Capital lease obligations	538	574

Total debt	9,959	20,771
Less current portion	3,643	3,283

Long-term debt	$6,316	$17,488

The “Credit facility” portion of long-term debt in the table above refers to the Company’s outstanding borrowings under its credit agreement (“July 2008 Credit Agreement”) with Wells Fargo Foothill, LLC, as arranger and administrative agent (“Wells Fargo”) that is comprised of a $5.0 million revolving line of credit (“Revolving Credit Facility”) and a $20.0 million term loan (“Term Loan”). There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2009 and December 31, 2008.

The Term Loan is due in 20 consecutive graduating quarterly installments ranging from $500,000 to $1.0 million, which began on October 1, 2008. The Company is required to make additional installment payments for non-recurring cash receipts of greater than $100,000. On March 13, 2009, the Company made one such installment payment of $9.5 million from the proceeds of the K-12 Services division sale described in Note 2.

6. Income Taxes

Pursuant to SFAS No. 109, Accounting for Income Taxes (“FAS 109”), the Company has recorded an income tax provision related to continuing operations for the six months ended June 30, 2009 in the amount of $121,000. Additionally, a benefit for income taxes for the six months ended June 30, 2009 of $49,000 has been recorded as part of the Company’s income from discontinued operations.

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

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the amount of net operating loss carry-forwards an entity may use based on certain ownership changes. During the three months ended June 30, 2009, the Company determined that due to common stock transactions by holders of 5% or more of the Company’s capital stock in May 2009, its future use of net operating loss carry-forwards will be limited under the provisions of Section 382. The limitation did not impact the income tax provision for the six months ended June 30, 2009 as the limitation of net operating loss carry-forward utilization for fiscal 2009 is greater than the Company’s current and expected pre-tax income for 2009. The Company will continue to evaluate the effect of the Section 382 limitation on its income tax provision and cash tax liabilities.

The Company complies with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the Company’s evaluation, it has concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements. The tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009 are tax years ended December 31, 2005 and later.

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

The segment results include EBITDA for the periods indicated. As used in this report, EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses EBITDA to measure the operating performance of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended June 30, 2009 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$25,220	$6,252	$—	$31,472

Operating expense (including depreciation and amortization)	$13,000	2,942	$3,639	$19,581

Operating income	2,196	(351)	(3,639)	(1,794)
Depreciation and amortization	1,100	51	497	1,648
Other income	60	—	169	229

Segment EBITDA	$3,356	$(300)	$(2,973)	$83

Total segment assets	$139,874	$5,908	$18,593	$164,375

Segment goodwill	$84,584	$—	$—	$84,584

	Three Months Ended June 30, 2008 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$28,272	$5,780	$—	$34,052

Operating expense (including depreciation and amortization)	$12,801	$2,329	$5,933	$21,063

Operating income (loss)	6,500	1,059	(5,933)	1,626
Depreciation and amortization	634	4	574	1,212
Other expense	—	—	(2)	(2)

Segment EBITDA	$7,134	$1,063	$(5,361)	$2,836

Total segment assets (excluding assets held for sale)	$94,480	$7,425	$36,376	$138,281

Segment goodwill	$61,852	$—	$—	$61,852

	Six Months Ended June 30, 2009 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$52,583	$23,712	$—	$76,295

Operating expense (including depreciation and amortization)	$27,392	$6,414	$10,789	$44,595

Operating income	5,709	5,736	(10,789)	656
Depreciation and amortization	2,074	100	1,005	3,179
Other income (expense)	63	—	191	254

Segment EBITDA	$7,846	$5,836	$(9,593)	$4,089

Total segment assets	$139,874	$5,908	$18,593	$164,375

Segment goodwill	$84,584	$—	$—	$84,584

	Six Months Ended June 30, 2008 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$51,422	$18,372	$—	$69,794

Operating expense (including depreciation and amortization)	$24,164	5,820	$12,108	$42,092

Operating income	9,400	4,497	(12,108)	1,789
Depreciation and amortization	996	9	1,129	2,134
Other income (expense)	—	—	(2)	(2)

Segment EBITDA	$10,396	$4,506	$(10,981)	$3,921

Total segment assets (excluding assets held for sale)	$94,480	$7,425	$36,376	$138,281

Segment goodwill	$61,852	$—	$—	$61,852

Reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment EBITDA	$83	$2,836	$4,089	$3,921
Depreciation and amortization	(1,648)	(1,212)	(3,179)	(2,134)
Interest income (expense)	(198)	34	(513)	127

Income (loss) from continuing operations before income taxes	$(1,763)	$1,658	$397	$1,914

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

A reconciliation of net income (loss) and the number of shares used in computing basic and diluted income (loss) per share is as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)
Income (loss) from continuing operations	$(1,584)	$1,102	$276	$1,280
Income (loss) from discontinued operations	(222)	(837)	656	(1,592)
Less preferred dividends	(1,208)	(1,149)	(2,415)	(2,298)

Loss attributed to common stockholders	$(3,014)	$(884)	$(1,483)	$(2,610)

Weighted average common shares outstanding for the period:
Basic and diluted weighted average common shares outstanding	33,719	32,918	33,730	31,202
Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.08)	$—	$(0.06)	$(0.03)
Income (loss) from discontinued operations	(0.01)	(0.03)	0.02	(0.05)

Net loss attributed to common stockholders	$(0.09)	$(0.03)	$(0.04)	$(0.08)

The following were excluded from the computation of diluted earnings per common share because of their anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Shares of common stock issuable upon exercise of stock options	6,087	6,433	6,138	6,378
Shares of common stock issuable upon conversion of convertible preferred stock	11,115	10,486	11,036	10,411

	17,202	16,919	17,174	16,789

9. Restructuring

The Company announced and commenced a restructuring initiative in the first quarter of 2009 related to the decision to outsource the Company’s information technology operations, transfer the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplify management’s structure following the sale of the K-12 Services Division. For the six months ended June 30, 2009, the Company has recorded $4.0 million of expenses related to these actions consisting of severance benefits for terminated employees and consulting fees related to transition of information technology operations to a third party. The Company expects to make all cash payments related to this restructuring initiative by the end of the third quarter of 2009. The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the six months ended June 30, 2009:

Severance, Termination Benefits and Consulting Fees
(In thousands)
Accrued restructuring balance at December 31, 2008	$23
Restructuring provision	4,048
Cash paid	(3,141)

Accrued restructuring balance at June 30, 2009	$930

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

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United States District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identity theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorney’s fees and costs. In July 2009 the parties entered into a settlement agreement which was approved preliminarily by the Court on August 5, 2009. Under the settlement agreement, subject to final approval by the Court, the Company will provide a specified identity protection service to the class members that elect to participate and pay the fees and expenses of plaintiffs’ counsel as approved by the Court. The Company believes that the full cost of the settlement will be within the limits of its applicable insurance policies.

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

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. As a result of the acquisitions of Test Services, Inc. (“TSI”) in March 2008, the Princeton Review franchises in several southern California locations, Utah and New Mexico (“SoCal”) in July 2008 and the Princeton Review Pittsburgh, Inc. (“Pittsburgh”) in October 2008, we do not have any remaining domestic franchisees as of June 30, 2009. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review.

The Test Preparation Services division accounted for 69% of our overall revenue for the six months ended June 30, 2009, and historically has accounted for the majority of our overall revenue.

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

Former K-12 Services Division

The Company’s former K-12 Services division provided a number of services to K-12 schools and districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In March 2009, we sold our K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”). The Company received $9.5 million of cash from CORE at the close of the transaction and recognized a gain of $913,000. In connection with the sale of its K-12 Services division, financial results associated with this business have been reclassified as discontinued operations.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Revenue:
Test Preparation Services	$25,220	$28,272	$(3,052)	(11)%
SES Services	6,252	5,780	472	8%

Total revenue	31,472	34,052	(2,580)	(8)%
Cost of revenue:
Test Preparation Services	10,024	8,971	1,053	12%
SES Services	3,661	2,392	1,269	53%

Total cost of revenue	13,685	11,363	2,322	20%

Gross profit	17,787	22,689	(4,902)	(22)%

Operating expenses:
Selling, general and administrative	18,451	19,747	(1,296)	(7)%
Restructuring	1,130	1,316	(186)	(14)%

Total operating expenses	19,581	21,063	(1,482)	(7)%

Other income (expense) and other items:
Interest expense	(216)	(39)	(177)	454%
Interest income	18	73	(55)	(75)%
Other income	229	(2)	231	(11,550)%
Provision for income taxes	179	(556)	735	(132)%

(Loss) income from continuing operations	$(1,584)	$1,102	$(2,686)	(244)%

Revenue

For the three months ended June 30, 2009, total revenue decreased by $2.6 million, or 8%, to $31.5 million from $34.1 million in the three months ended June 30, 2008.

Test Preparation Services revenue decreased by $3.1 million, or 11%, to $25.2 million from $28.3 million in the three months ended June 30, 2008. Revenue during the three months ended June 30, 2009 includes an increase in revenue of $2.5 million from domestic franchises acquired subsequent to June 30, 2008, offset by a $0.6 million reduction in franchise fees as a direct result of the same franchise acquisitions. The $5.0 million reduction in revenue excluding the impact of acquisitions and related reduction in franchise fees is due primarily to lower classroom-based and tutoring revenues. Increases in organic classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower-priced services. Organic tutoring revenues declined due to lower enrollments and a shift towards lower priced tutoring packages. We expect these pricing and enrollment trends to continue in 2009.

SES Services revenues increased $472,000, or 8%, to $6.3 million from $5.8 million in the three months ended June 30, 2008. This increase is primarily due to expansion into nine new markets during the 2008-2009 school year.

Cost of Revenue

For the three months ended June 30, 2009, total cost of revenue increased by $2.3 million, or 20%, to $13.7 million from $11.4 million in the three months ended June 30, 2008.

Test Preparation Services cost of revenue increased by $1.0 million, or 12%, to $10.0 million from $9.0 million in the three months ended June 30, 2008 due primarily to incremental costs related to the 2008 acquisitions. Gross margin during the period for the Test Preparation Services division decreased from 68% to 60%, primarily as a result of the lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed. We expect the impact of lower prices to continue to negatively impact gross margin in 2009.

SES Services cost of revenue increased by $1.3 million, or 53%, to $3.7 million from $2.4 million in the three months ended June 30, 2008 as a result of the increase in revenue and the additional operating regions in the 2008-2009 school year that were not included in the results for the three months ended June 30, 2008. Gross margin during the period for the SES Services division decreased from 59% to 41%, due primarily to lower gross margins in new operating regions as average students per class in those new regions were lower than average students per class in existing regions as of the three months ended June 30, 2008.

Selling, General and Administrative Expenses

For the three months ended June 30, 2009, selling, general and administrative expenses decreased by $1.3 million, or 7%, to $18.4 million from $19.7 million in the three months ended June 30, 2008.

Test Preparation Services selling, general and administrative expenses increased by $200,000, or 2%, to $13.0 million from $12.8 million in the three months ended June 30, 2008. This increase is primarily due to incremental expenses related to the 2008 franchise acquisitions, including depreciation and amortization, partially offset by a reduction in expenses due to lower advertising and incentive compensation expense.

SES Services selling, general and administrative expenses increased by $613,000, or 26% to $2.9 million from $2.3 million in the three months ended June 30, 2008. The increase is primarily attributable to additional personnel, facility and other costs necessary to support entry into nine new markets during the 2008-2009 school year.

Corporate selling, general and administrative expenses decreased by $2.1 million, or 46%, to $2.5 million from $4.6 million in the three months ended June 30, 2008, due to reductions in corporate headcount, professional staffing fees associated with our efforts to reduce corporate expenses and reduced incentive compensation expense.

Restructuring

The Company’s restructuring charges decreased by $186,000, or 14%, to $1.1 million from $1.3 million in the three months ended June 30, 2008. The restructuring charges incurred during the three months ended June 30, 2009 were attributed to the restructuring initiative announced and commenced in the first quarter of 2009 related to outsourcing the Company’s information technology operations, transferring the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplifying management’s structure following the sale of the K-12 Services division. The restructuring charges incurred during the three months ended June 30, 2008 were severance expense related to restructuring activities initiated during 2007 to relocate the Company’s finance and certain legal operations from New York City to offices located near Boston, Massachusetts.

Interest Expense

Interest expense increased by $177,000 to $216,000, from $39,000 in the three months ended June 30, 2008, as a result of borrowings outstanding under the credit facility during the three months ended June 30, 2009. There were no outstanding borrowings under any credit facility at June 30, 2008.

Other Income

Other income for the three months ended June 30, 2009 primarily consists of additional proceeds received from the sale of stock in a private investment that occurred in September 2008 and a settlement payment received in conjunction with the termination of one of our international franchises. There was essentially no other income or expense for the three months ended June 30, 2008.

Provision for Income Taxes

The provision for income taxes decreased by $735,000 to a benefit of $179,000, from a provision of $556,000 in the three months ended June 30, 2008. An income tax benefit of $179,000 was recorded during the three months ended June 30, 2009 primarily as a result of the loss from continuing operations for the period. An income tax provision of $556,000 was recorded during the three months ended June 30, 2008 based on the estimated annual tax liability calculated on a discrete basis for U.S. tax purposes and tax on the income earned in foreign jurisdictions at the foreign effective tax rate.

Comparison of Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Revenue:
Test Preparation Services	$52,583	$51,422	$1,161	2%
SES Services	23,712	18,372	5,340	29%

Total revenue	76,295	69,794	6,501	9%
Cost of revenue:
Test Preparation Services	19,482	17,858	1,624	9%
SES Services	11,562	8,055	3,507	44%

Total cost of revenue	31,044	25,913	5,131	20%

Gross profit	45,251	43,881	1,370	3%

Operating expenses:
Selling, general and administrative	40,547	40,341	206	1%
Restructuring	4,048	1,751	2,297	131%

Total operating expenses	44,595	42,092	2,503	6%

Other income (expense) and other items:
Interest expense	(545)	(74)	(471)	636%
Interest income	32	201	(169)	(84)%
Other income	254	(2)	256	(12,800)%
Provision for income taxes	(121)	(634)	513	(81)%

Income from continuing operations	$276	$1,280	$(1,004)	(78)%

Revenue

For the six months ended June 30, 2009, total revenue increased by $6.5 million, or 9%, to $76.3 million from $69.8 million in the six months ended June 30, 2008.

Test Preparation Services revenue increased by $1.2 million, or 2%, to $52.6 million from $51.4 million in the six months ended June 30, 2008. This increase is primarily due to incremental revenue of $7.6 million from domestic franchises acquired during 2008 as described above. This increase in revenue is partially offset by a $1.7 million reduction in franchise fees as a direct result of the same franchise acquisitions and a $0.8 million reduction in non-franchise licensing revenue due to the termination of a contract with a marketing partner that has filed for bankruptcy. The increase is further offset by a decrease of $3.9 million due primarily to lower classroom-based and tutoring revenues during the three months ended June 30, 2009. Increases in classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower-priced services. Organic tutoring revenues declined due to lower enrollments and a shift towards lower priced tutoring packages. We expect these pricing and enrollment trends to continue in 2009.

SES Services revenues increased $5.3 million, or 29%, to $23.7 million from $18.4 million in the six months ended June 30, 2008. This increase is primarily due to expansion into nine new markets during the 2008-2009 school year.

Cost of Revenue

For the six months ended June 30, 2009, total cost of revenue increased by $5.1 million, or 20%, to $31.0 million from $25.9 million in the six months ended June 30, 2008.

Test Preparation Services cost of revenue increased by $1.6 million, or 9%, to $19.5 million from $17.9 million in the six months ended June 30, 2008. This increase is primarily due to incremental costs of $3.0 million related to the 2008 acquisitions. Excluding the impact of franchises acquired, cost of revenue decreased by $1.4 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin during the period for the Test Preparation Services division decreased from 65% to 63%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed. We expect the impact of lower prices to continue to negatively impact gross margin in 2009.

SES Services cost of revenue increased by $3.5 million, or 44%, to $11.6 million from $8.1 million in the six months ended June 30, 2008 as a direct result of the increase in revenue and the additional operating regions in the 2008-2009 school year that were not included in the results for the six months ended June 30, 2008. Gross margin during the period for the SES Services division decreased from 56% to 51% due primarily to lower gross margins in new operating regions as average students per class were lower than existing regions as of the six months ended June 30, 2008.

Selling, General and Administrative Expenses

For the six months ended June 30, 2009, selling, general and administrative expenses increased by $206,000, or 1%, to $40.5 million from $40.3 million in the six months ended June 30, 2008.

Test Preparation Services selling, general and administrative expenses increased by $3.2 million, or 13%, to $27.4 million from $24.2 million in the six months ended June 30, 2008. This increase is primarily due to incremental expenses related to the 2008 franchise acquisitions, partially offset by a reduction in expenses due to lower advertising and incentive compensation expense.

SES Services selling, general and administrative expenses increased by $594,000, or 10%, to $6.4 million from $5.8 million in the six months ended June 30, 2008. The increase is primarily attributable to additional personnel, facility and other costs necessary to support entry into nine new markets during the 2008-2009 school year.

Corporate selling, general and administrative expenses decreased by $3.6 million, or 35%, to $6.7 million from $10.3 million in the six months ended June 30, 2008, due to reductions in corporate headcount, professional staffing fees associated with our efforts to reduce corporate expenses and reduced incentive compensation expense.

Restructuring

The Company’s restructuring charges increased by $2.3 million, or 131%, to $4.0 million from $1.7 million in the six months ended June 30, 2008. The increase is attributed to the restructuring initiative announced and commenced in the first quarter of 2009 related to outsourcing the Company’s information technology operations, transferring the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplifying management’s structure following the sale of the K-12 Services division. The restructuring charges incurred during the six months ended June 30, 2008 were severance expense related to restructuring activities initiated during 2007 to relocate the Company’s finance and certain legal operations from New York City to offices located near Boston, Massachusetts.

Interest Expense

Interest expense increased by $471,000 to $545,000, from $74,000 in the six months ended June 30, 2008, as a result of borrowings outstanding under the credit facility during the six months ended June 30, 2009. There were no outstanding borrowings under any credit facility during the six months ended June 30, 2008.

Interest Income

Interest income decreased by $169,000, or 84%, to $32,000 from $201,000 in the six months ended June 30, 2008 due primarily to higher average cash balances during the six months ended June 30, 2008.

Other Income

Other income for the six months ended June 30, 2009 primarily consists of additional proceeds received from the sale of stock in a private investment that occurred in September 2008 and a settlement payment received in conjunction with the termination of one of our international franchises. There was essentially no other income or expense for the six months ended June 30, 2008.

Provision for Income Taxes

The provision for income taxes decreased by $513,000 to $121,000, from $634,000 in the six months ended June 30, 2008. The decrease is due to the utilization of the effective tax rate to calculate the current year provision and the amount of income earned year to date in proportion to the expected income to be earned for the year. For the six months ended June 30, 2008, the discrete method was used to calculate the provision as the annual effective rate was not considered a reliable estimate of year to date income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity during the six months ended June 30, 2009 were cash and cash equivalents on hand, cash flow generated from operations, cash proceeds from the sale of our K-12 Services division (a discontinued operation) and borrowings under our revolving line of credit. Our primary uses of cash during the six months ended June 30, 2009 were capital expenditures, repayments of borrowings under our revolving line of credit and the required installment payment of a portion of the term loan under our credit facility in connection with the sale of our K-12 Services division. At June 30, 2009 we had $9.9 million of cash and cash equivalents (including $597,000 of restricted cash) and $5.0 million of unused borrowing capacity available under the revolving line of credit of our Wells Fargo credit facility.

We expect to generate positive cash flow from operations in 2009, including payments to fund 2009 restructuring activities, primarily as a result of the continued benefit of operational improvements and cost reductions. Cash flow from operations, currently available cash and borrowings under our revolving line of credit are expected to fund short-term working capital needs, capital expenditures and scheduled debt obligations of at least the next twelve months. However, our ability to generate positive cash flows from operations is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our sources of liquidity. Our Test Preparation Services division generates the largest portion of our cash flow from operations from its retail classroom and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Increasingly, however, across Test Preparation Services and SES, we are generating a greater percentage of our cash from contracts with institutions such as schools and school districts and post secondary institutions all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash flows provided by operating activities from continuing operations for the six months ended June 30, 2009 were $9.1 million as compared to $4.6 million for the six months ended June 30, 2008. The increase is primarily due to a reduction in restructuring related payments of $2.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. In addition, for the six months ended June 30, 2008 we used $2.6 million of cash from operations for payment of a legal settlement.

Cash flows used for investing activities from continuing operations during the six months ended June 30, 2009 were $4.1 million as compared to $5.5 million used during the comparable period in 2008. Capital expenditures including the development of internal use software increased by $2.3 million and were offset by a decrease in cash expended for franchise acquisitions of $3.5 million.

Cash flows used for financing activities from continuing operations for the six months ended June 30, 2009 were $10.9 million as compared to $1.6 million provided by financing activities for the six months ended June 30, 2008. Cash used for financing activities in 2009 primarily consisted of $10.7 million in repayments of our Wells Fargo credit facility term loan, $9.7 million of which represented required non-recurring installment payments from the cash proceeds of asset sales, including the K-12 Services division sale and the sale of stock in a private investment that occurred in September 2008. During the three months ended June 30, 2009, we borrowed $4.5 million under our Wells Fargo revolving line of credit for short term working capital purposes which was repaid during the same period. Cash provided by financing activities in 2008 primarily consisted of proceeds from the exercise of stock options.

Cash flows provided by discontinued operations for the six months ended June 30, 2009 were $6.2 million as compared to $2.8 million for the six months ended June 30, 2008. The increase is primarily due to $7.8 million of net cash proceeds from the sale of the K-12 Services division on March 12, 2009, offset by a decrease in cash provided by K-12 Services division operating activities prior to the sale.

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

The term loan under our credit facility carries a variable interest rate that fluctuates based primarily on changes in LIBOR rates. We had $8.3 million of outstanding principal under the term loan as of June 30, 2009. A 10% increase in the interest rate on the term loan would increase annual interest expense by approximately $62,000. We do not carry any other variable interest rate debt.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, we continued to undertake actions to remediate the material weakness described above. These actions included continuing to increase the level of detail and quality of monthly management reviews of financial results including comparisons of financial results versus budget and prior periods. We will continue to design and implement additional policies, procedures and controls as required during the remediation of our reported material weakness.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United States District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identity theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorney’s fees and costs. In July 2009 the parties entered into a settlement agreement which was approved preliminarily by the Court on August 5, 2009. Under the settlement agreement, subject to final approval by the Court, the Company will provide a specified identity protection service to the class members that elect to participate and pay the fees and expenses of plaintiffs’ counsel as approved by the Court. The Company believes that the full cost of the settlement will be within the limits of its applicable insurance policies.

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

At the annual meeting of our stockholders held June 23, 2009, our stockholders elected David Lowenstein and Richard Katzman as Class II directors of the Company, each to serve on our Board of Directors until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The directors were elected by a plurality of the votes cast at the 2009 annual meeting, as follows:

Nominee	Votes For	Shares Withheld

David Lowenstein	26,285,836	4,787,382
Richard Katzman	29,408,276	1,664,942

No other persons were nominated, nor received votes, for election as a director at the 2009 annual meeting. Following the meeting, the Company’s Board of Directors consisted of David Lowenstein, Richard Katzman, Robert E. Evanson, Michael J. Perik, Linda Whitlock, Jeffrey R. Crisan and Michael A. Krupka.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/s/ STEPHEN C. RICHARDS
Stephen C. Richards
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

August 7, 2009

Exhibit Index

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.