Form 10-Q
period 2009-09-30
PRINCETON REVIEW INC
filed 2009-11-06
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The registrant had 33,727,272 shares of $0.01 par value common stock outstanding at November 3, 2009

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,237	$8,853
Restricted cash and cash equivalents	616	615
Accounts receivable, net of allowance of $830 and $1,105, respectively	10,934	17,367
Other receivables, including $574 in 2009 and $2,363 in 2008 from related parties	867	2,689
Inventory	2,096	1,946
Prepaid expenses	1,197	1,287
Other current assets	2,518	2,616
Assets held for sale	—	4,019

Total current assets	28,465	39,392
Furniture, fixtures, equipment and software development, net	18,147	14,646
Goodwill	84,584	84,584
Other intangibles, net	27,536	28,703
Other assets	1,287	1,466
Assets held for sale	—	5,705

Total assets	$160,019	$174,496

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,297	$1,496
Accrued expenses	8,962	10,971
Current maturities of long-term debt	3,735	3,283
Deferred revenue	17,541	19,198
Liabilities held for sale	—	4,650

Total current liabilities	33,535	39,598
Deferred rent	1,620	1,712
Long-term debt	5,420	17,488
Other liabilities	650	710
Deferred tax liability	6,733	5,912
Series C Preferred Stock, $0.01 par value; 60,000 shares authorized; 60,000 shares issued and outstanding	66,313	62,646
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,727,272 and 33,729,462 shares issued and outstanding, respectively	337	337
Additional paid-in capital	162,495	164,153
Accumulated deficit	(116,539)	(117,239)
Accumulated other comprehensive loss	(545)	(821)

Total stockholders’ equity	45,748	46,430

Total liabilities and stockholders’ equity	$160,019	$174,496

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Test Preparation Services	$34,090	$34,050	$86,673	$85,472
SES Services	235	699	23,947	19,071

Total revenue	34,325	34,749	110,620	104,543

Cost of revenue
Test Preparation Services	11,237	10,634	30,719	28,492
SES Services	486	544	12,048	8,599

Total cost of revenue	11,723	11,178	42,767	37,091

Gross profit	22,602	23,571	67,853	67,452

Operating expenses
Selling, general and administrative	20,518	21,741	61,065	62,082
Restructuring	1,131	482	5,179	2,233
Acquisition expenses	285	—	285	—

Total operating expenses	21,934	22,223	66,529	64,315

Operating income from continuing operations	668	1,348	1,324	3,137
Interest expense	(136)	(510)	(681)	(583)
Interest income	2	110	34	311
Other income (expense), net	1	—	255	(2)

Income from continuing operations before income taxes	535	948	932	2,863
Provision for income taxes	(391)	(499)	(512)	(1,162)

Income from continuing operations	144	449	420	1,701
Discontinued operations
Loss from discontinued operations	(405)	(7,764)	(711)	(9,357)
Gain (loss) from disposal of discontinued operations	—	(240)	913	(240)
Benefit for income taxes	29	11	78	40

Income (loss) from discontinued operations	(376)	(7,993)	280	(9,557)

Net income (loss)	(232)	(7,544)	700	(7,856)
Dividends and accretion on Preferred Stock	(1,252)	(1,191)	(3,667)	(3,489)

Loss attributed to common stockholders	$(1,484)	$(8,735)	$(2,967)	$(11,345)

Earnings (loss) per share
Basic and diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.10)	$(0.06)
Income (loss) from discontinued operations	(0.01)	(0.24)	0.01	(0.30)

Loss attributed to common stockholders	$(0.04)	$(0.26)	$(0.09)	$(0.35)

Weighted average shares used in computing income (loss) per share
Basic and diluted	33,725	33,498	33,728	31,973

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

For the nine months ended September 30, 2009

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	33,729	$337	$164,153	$(117,239)	$(821)	$46,430
Vesting of restricted stock	25	—	—	—	—	—
Stock option exercises	8		18			18
Stock-based compensation	—	—	2,153	—	—	2,153
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(3,667)	—	—	(3,667)
Shares received in settlement of note receivable	(35)	—	(162)	—	—	(162)
Comprehensive income
Net income	—	—	—	700	—	700
Foreign currency gain	—	—	—	—	276	276

Comprehensive income						976

Balance at September 30, 2009	33,727	$337	$162,495	$(116,539)	$(545)	$45,748

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows provided by continuing operating activities:
Net income (loss)	$700	$(7,856)
Less: Income (loss) from discontinued operations	280	(9,557)

Income from continuing operations	420	1,701
Adjustments to reconcile income from continuing operations to net cash used for operating activities:
Depreciation	1,618	1,859
Amortization	3,195	1,507
Deferred income taxes	834	604
Stock based compensation	2,153	2,452
Disposal of software development	—	462
Other	(51)	40
Accounts receivable	8,087	13,186
Inventory	(150)	(620)
Prepaid expenses and other assets	(5)	783
Accounts payable and accrued expenses	(1,055)	(8,178)
Deferred revenue	(1,657)	(3,567)

Net cash provided by operating activities	13,389	10,229

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(849)	(887)
Expenditures for software development	(5,953)	(3,524)
Restricted cash and cash equivalents	(1)	(31)
Purchases of franchises, net of cash acquired	(60)	(27,451)
Proceeds from investment sale note receivable	169	—

Net cash used for investing activities	(6,694)	(31,893)

Cash flows (used for) provided by financing activities
Proceeds from borrowings under credit facility revolver and term loan	4,500	20,000
Capital lease payments	(144)	(220)
Payments of credit facility revolver and term loan	(15,669)	(204)
Deferred financing costs	—	(957)
Proceeds from exercise of options	18	2,529
Payment of notes payable related to acquisitions	(416)	(599)

Net cash (used for) provided by financing activities	(11,711)	20,549

Effect of exchange rate changes on cash	344	(203)

Net cash flows used for continuing operations	(4,672)	(1,318)

Cash Flows from Discontinued Operations
Net cash used for operating activities	(1,377)	(823)
Net cash provided by investing activities	7,433	231

Net cash provided by (used for) discontinued operations	6,056	(592)

Increase (decrease) in cash and cash equivalents	1,384	(1,910)
Cash and cash equivalents, beginning of period	8,853	25,281

Cash and cash equivalents, end of period	$10,237	$23,371

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (note 2)	$7,796	$—

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

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2010. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables once this issue becomes effective.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In December 2007, the FASB issued accounting standards that require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. The standard also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. The standard became effective as of January 1, 2009 and the Company plans to apply the provisions in connection with the anticipated acquisition of Penn Foster Education Group, Inc. described below under Subsequent Events. In connection with the acquisition, the Company expects to incur significant transaction costs which will be included in acquisition expenses in the consolidated statement of operations.

In September 2006, an accounting standard was established for fair value measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. The standard requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued authoritative guidance that deferred the effective date of this standard to January 1, 2009

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

for all non-financial assets and liabilities except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). The standard remained effective on January 1, 2008 for financial assets and liabilities. The adoption of this standard did not impact the Company’s financial disclosures as the Company did not carry any financial assets or liabilities subject to fair value accounting during 2008. The Company adopted the deferred portions of this standard on January 1, 2009, which had no impact on the Company’s results of operations or financial statement disclosures for the nine months ended September 30, 2009 as no fair value assessments requiring disclosure were made.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, useful lives assigned to intangible assets, fair value of assets and liabilities and stock-based compensation. Actual results could differ from those estimated.

Subsequent Events

The Company adopted the accounting disclosures for subsequent events effective beginning the quarter ended June 30, 2009 and evaluated for disclosure subsequent events that have occurred up to November 6, 2009, the date of issuance of our financial statements.

On October 16, 2009, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penn Foster Holdings, LLC (“Seller”), certain members of Seller and Penn Foster Education Group, Inc. (“Penn Foster”), a provider of online career education programs, to purchase all of the issued and outstanding shares of Penn Foster’s capital stock (the “Acquisition”). Under the terms of the Purchase Agreement, the Company will pay $170.0 million in cash for the stock of Penn Foster, subject to post-closing adjustments. The purchase price is subject to adjustment at and after the closing in the event the working capital associated with Penn Foster deviates from a threshold amount. Upon completion of the Acquisition, Penn Foster will become a wholly-owned subsidiary of the Company.

The Acquisition is expected to close after all of the closing conditions to the Purchase Agreement obligations have been satisfied or waived. The closing of the Acquisition is subject to customary regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company’s obligation to close the Acquisition is not conditioned upon its ability to secure financing for the transaction. The Company currently expects to complete the Acquisition and financings in the fourth quarter of 2009, however there can be no assurance as to whether or when all of the conditions to closing will be satisfied or, where permissible, waived.

Concurrently, and in connection with entering into the Purchase Agreement, the Company entered into commitment letters to raise approximately $155.0 million in debt financing and between $30.0 and $40.0 million in equity financing to fund the cash consideration for the Acquisition, pay certain fees and expenses in connection with the Acquisition, repay the outstanding term loan under our existing credit facility and for general working capital purposes. The debt financing commitments include a $40.0 million senior secured credit facility term loan, a $40.0 million bridge loan, $50.0 million in senior subordinated notes and $25.0 million in junior subordinated notes. The equity financing commitments consist of a new Series E Non-Convertible Preferred Stock of the Company which, subject to and upon shareholder approval, will automatically convert into a new Series D Convertible Preferred Stock of the Company which will be convertible into shares of Company common stock. These commitment letters are subject to various conditions precedent, and there can be no assurance as to whether or when all of those conditions will be satisfied or, where permissible, waived.

Acquisition Expenses

Acquisition expenses consist of legal, accounting and other advisory fees and transaction costs related to business acquisitions as well as the costs to integrate acquired businesses. Such costs are expensed as incurred.

2. Sale of Assets and Discontinued Operations

On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. The aggregate consideration received consisted of (i) $9.5 million in cash paid on the closing date and (ii) a purchase price adjustment based on net working capital of the K-12 Services division as of the closing date, to be calculated 180 days after the closing date, and to be paid within a reasonable amount of time thereafter. During the nine months ended September 30, 2009, the Company recorded a gain on the sale of these assets of $913,000 within discontinued operations in the consolidated statement of operations. The gain excludes the net working capital purchase price adjustment as collection of these proceeds in 180 days could not be assured. On October 7, 2009 the Company received the proceeds from the net working capital purchase price adjustment of $2.3 million and will record an adjustment to the gain on the sale of discontinued operations in the fourth quarter of 2009.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

The following table includes summary income statement information related primarily to the K-12 Services division, reflected as discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)
	2009	2008	2009	2008
Revenues	$—	$3,928	$2,720	$15,033
Cost of revenues	—	2,231	808	6,910

Gross margin	—	1,697	1,912	8,123
Operating expenses	405	9,461	2,623	17,480

Loss before income taxes	(405)	(7,764)	(711)	(9,357)
Gain (loss) from disposal of discontinued operations	—	(240)	913	(240)
Benefit for income taxes	29	11	78	40

Income (loss) from discontinued operations	$(376)	$(7,993)	$280	$(9,557)

There were no assets or liabilities related to discontinued operations as of September 30, 2009.

3. Acquisition of TSI

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the operator of eight of the Company’s franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4.6 million in cash. In the event that the aggregate value of the Alta Shares, plus $4.6 million, is less than $36.0 million, the Company may become obligated to pay additional consideration to Alta (the “Additional Consideration”). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, or (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final value of such shares, plus $4.6 million in cash, is less than $36.0 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36.0 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta, subject to certain exceptions set forth in the TSI Merger Agreement. The Company may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration as determined in accordance with the TSI Merger Agreement is approximately $9.9 million. If an event triggering the final transaction value determination had occurred as of September 30, 2009, the Company would have been required to pay the maximum amount of Additional Consideration. Any Additional Consideration paid to Alta, whether in cash or shares of common stock, will be recorded as an adjustment to stockholders’ equity within the Company’s consolidated balance sheet.

4. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock options and restricted stock under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options is estimated using the Black-Scholes option pricing formula for which we estimated the following assumptions in its fair value calculation at the date of grant for the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008. There were no options granted during the three months ended September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life (years)	N/A	5.0	5.0	5.0
Risk-free interest rate	N/A	3.4%	1.9%	2.8%
Volatility	N/A	37.9%	46.0%	36.9%

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

Information concerning all stock option activity for the nine months ended September 30, 2009 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,511,521	$6.43
Granted at market price	230,000	4.61
Forfeited	(1,071,257)	7.79
Exercised	(8,472)	2.13

Outstanding at September 30, 2009	5,661,792	$6.11	6.16	$92
Vested or expected to vest at September 30, 2009	5,581,411	$6.11	6.12	$92
Exercisable at September 30, 2009	3,478,742	$6.22	4.89	$92

As of September 30, 2009, the total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $6.2 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.2 years.

A summary of the status of non-vested shares of restricted stock as of September 30, 2009, and changes during the period then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at December 31, 2008	25,000	$6.76
Awards granted	20,000	5.41
Awards vested	(25,000)	6.76

Non-vested awards outstanding at September 30, 2009	20,000	$5.41

On June 30, 2009, the Company granted 20,000 restricted shares of stock to certain of its non-employee directors having a grant fair value of $108,000. These restricted stock awards vest on January 30, 2010.

Total stock-based compensation expense recorded for the three months ended September 30, 2009 and 2008 was $752,000 and $875,000, respectively and for the nine months ended September 30, 2009 and 2008 was $2.2 million and $2.5 million, respectively. Stock-based compensation is recorded as operating expense within the accompanying consolidated statements of operations.

5. Long-term Debt and Line of Credit

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Credit facility	$7,831	$18,958
Notes payable	833	1,239
Capital lease obligations	491	574

Total debt	9,155	20,771
Less current portion	3,735	3,283

Long-term debt	$5,420	$17,488

The “Credit facility” portion of long-term debt in the table above refers to the Company’s outstanding borrowings under its credit agreement (“July 2008 Credit Agreement”) with Wells Fargo Foothill, LLC, as arranger and administrative agent (“Wells Fargo”) that is comprised of a $5.0 million revolving line of credit (“Revolving Credit Facility”) and a $20.0 million term loan (“Term Loan”). There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2009 and December 31, 2008.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

6. Income Taxes

The Company has recorded an income tax provision related to continuing operations for the nine months ended September 30, 2009 in the amount of $512,000. Additionally, a benefit for income taxes for the nine months ended September 30, 2009 of $78,000 has been recorded as part of the Company’s income from discontinued operations.

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

Internal Revenue Code Section 382 (“Section 382”) imposes limitations on the amount of net operating loss carry-forwards an entity may use based on certain ownership changes. During the three months ended June 30, 2009, the Company determined that due to common stock transactions by holders of 5% or more of the Company’s capital stock in May 2009, its future use of net operating loss carry-forwards will be limited under the provisions of Section 382. The limitation did not impact the income tax provision for the nine months ended September 30, 2009 as the limitation of net operating loss carry-forward utilization for fiscal 2009 is greater than the Company’s current and expected pre-tax income for 2009. The Company will continue to evaluate the effect of the Section 382 limitation on its income tax provision and cash tax liabilities.

The Company complies with accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the Company’s evaluation, it has concluded that there are not significant uncertain tax positions requiring recognition in the Company’s financial statements. The tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009 are tax years ended December 31, 2006 and later.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30, 2009 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$34,090	$235	$—	$34,325

Operating expense (including depreciation and amortization)	$13,603	3,110	$5,221	$21,934

Operating income (loss)	9,250	(3,361)	(5,221)	668
Depreciation and amortization	887	37	710	1,634
Other income	—	—	1	1

Segment EBITDA	$10,137	$(3,324)	$(4,510)	$2,303

Total segment assets	$138,907	$904	$20,208	$160,019

Segment goodwill	$84,584	$—	$—	$84,584

	Three Months Ended September 30, 2008 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$34,050	$699	$—	$34,749

Operating expense (including depreciation and amortization)	$14,987	$2,580	$4,656	$22,223

Operating income (loss)	8,429	(2,425)	(4,656)	1,348
Depreciation and amortization	649	5	577	1,231

Segment EBITDA	$9,078	$(2,420)	$(4,079)	$2,579

Total segment assets (excluding assets held for sale)	$126,651	$4,837	$31,384	$162,872

Segment goodwill	$82,615	$—	$—	$82,615

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30, 2009 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$86,673	$23,947	$—	$110,620

Operating expense (including depreciation and amortization)	$40,995	$9,524	$16,010	$66,529

Operating income (loss)	14,959	2,375	(16,010)	1,324
Depreciation and amortization	2,961	137	1,715	4,813
Other income	63	—	192	255

Segment EBITDA	$17,983	$2,512	$(14,103)	$6,392

Total segment assets	$138,907	$904	$20,208	$160,019

Segment goodwill	$84,584	$—	$—	$84,584

	Nine Months Ended September 30, 2008 (in thousands)
	Test Preparation Services	SES Services	Corporate	Total
Revenue	$85,472	$19,071	$—	$104,543

Operating expense (including depreciation and amortization)	$39,151	8,399	$16,765	$64,315

Operating income (loss)	17,829	2,073	(16,765)	3,137
Depreciation and amortization	1,646	14	1,706	3,366
Other expense	—	—	(2)	(2)

Segment EBITDA	$19,475	$2,087	$(15,061)	$6,501

Total segment assets (excluding assets held for sale)	$126,651	$4,837	$31,384	$162,872

Segment goodwill	$82,615	$—	$—	$82,615

Reconciliation of Segment EBITDA to income from continuing operations before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment EBITDA	$2,303	$2,579	$6,392	$6,501
Depreciation and amortization	(1,634)	(1,231)	(4,813)	(3,366)
Interest income (expense), net	(134)	(400)	(647)	(272)

Income from continuing operations before income taxes	$535	$948	$932	$2,863

8. Earnings (loss) Per Share

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

A reconciliation of net income (loss) and the number of shares used in computing basic and diluted income (loss) per share is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)
Income from continuing operations	$144	$449	$420	$1,701
Income (loss) from discontinued operations	(376)	(7,993)	280	(9,557)
Less preferred dividends	(1,252)	(1,191)	(3,667)	(3,489)

Loss attributed to common stockholders	$(1,484)	$(8,735)	$(2,967)	$(11,345)

Weighted average common shares outstanding for the period:
Basic and diluted weighted average common shares outstanding	33,725	33,498	33,728	31,973
Basic and diluted earnings (loss) per share
Loss from continuing operations	$(0.03)	$(0.02)	$(0.10)	$(0.06)
Income (loss) from discontinued operations	(0.01)	(0.24)	0.01	(0.30)

Net loss attributed to common stockholders	$(0.04)	$(0.26)	$(0.09)	$(0.35)

The following were excluded from the computation of diluted earnings per common share because of their anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Shares of common stock issuable upon exercise of stock options	5,874	6,573	6,049	6,443
Shares of common stock issuable upon conversion of convertible preferred stock	11,277	10,640	11,116	10,488

	17,151	17,213	17,165	16,931

9. Restructuring

The Company announced and commenced a restructuring initiative in the first quarter of 2009 related to the decision to outsource the Company’s information technology operations, transfer the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplify management’s structure following the sale of the K-12 Services division. For the three and nine months ended September 30, 2009, the Company has recorded $1.1 million and $5.2 million, respectively, of expenses related to these actions consisting of severance benefits for terminated employees and consulting fees related to transition of information technology operations to a third party. The Company expects to make all cash payments related to this restructuring initiative by the end of the fourth quarter of 2009. The following table sets forth an analysis of the components of the restructuring charge and payments made against the reserve for the nine months ended September 30, 2009:

Severance, Termination Benefits and Consulting Fees
(In thousands)
Accrued restructuring balance at December 31, 2008	$23
Restructuring provision	5,179
Cash paid	(4,750)

Accrued restructuring balance at September 30, 2009	$452

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

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

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. As a result of the acquisitions of Test Services, Inc. (“TSI”) in March 2008, the Princeton Review franchises in several southern California locations, Utah and New Mexico (“SoCal”) in July 2008 and the Princeton Review Pittsburgh, Inc. (“Pittsburgh”) in October 2008, we do not have any remaining domestic franchisees as of September 30, 2009. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review.

The Test Preparation Services division accounted for 78% of our overall revenue for the nine months ended September 30, 2009, and historically has accounted for the majority of our overall revenue.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Revenue:
Test Preparation Services	$34,090	$34,050	$40	0%
SES Services	235	699	(464)	(66)%

Total revenue	34,325	34,749	(424)	(1)%

Cost of revenue:
Test Preparation Services	11,237	10,634	603	6%
SES Services	486	544	(58)	(11)%

Total cost of revenue	11,723	11,178	545	5%

Gross profit	22,602	23,571	(969)	(4)%

Operating expenses:
Selling, general and administrative	20,518	21,741	(1,223)	(6)%
Restructuring	1,131	482	649	135%
Acquisition expenses	285	—	285	N/A

Total operating expenses	21,934	22,223	(289)	(1)%

Other income (expense) and other items:
Interest expense	(136)	(510)	374	(73)%
Interest income	2	110	(108)	(98)%
Other income	1	—	1	N/A
Provision for income taxes	(391)	(499)	108	(22)%

(Loss) income from continuing operations	$144	$449	$(305)	(68)%

Revenue

For the three months ended September 30, 2009, total revenue decreased by $424,000, or 1%, to $34.3 million from $34.7 million in the three months ended September 30, 2008.

Test Preparation Services revenue remained flat at $34.1 million for the three months ended September 30, 2009 as compared to the same period of 2008. Increases in revenue of $1.4 million from domestic franchises acquired subsequent to June 30, 2008 and $812,000 from increased institutional contract revenue were offset by a $2.2 million reduction attributed primarily to lower classroom-based and tutoring revenues. Increases in organic classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower-priced services. Organic tutoring revenues declined due to lower enrollments and a shift towards lower priced tutoring packages. We expect these pricing and enrollment trends to continue through the remainder of 2009.

SES Services revenues decreased $464,000, or 66%, to $235,000 from $699,000 in the three months ended September 30, 2008. SES Services revenue for the three months ended September 30, 2009 was derived primarily from new summer programs being offered in certain of our operating regions. SES Services revenue for the three months ended September 30, 2008 primarily related to positive billing adjustments from the 2007-2008 academic year, which ended in June 2008. There were no significant billing adjustments from the 2008-2009 academic year, which ended in June 2009.

Cost of Revenue

For the three months ended September 30, 2009, total cost of revenue increased by $545,000, or 5%, to $11.7 million from $11.2 million in the three months ended September 30, 2008.

Test Preparation Services cost of revenue increased by $603,000 or 6%, to $11.2 million from $10.6 million in the three months ended September 30, 2008 due primarily to incremental costs related to the 2008 acquisitions. Gross margin during the period for the Test Preparation Services division decreased from 69% to 67%, primarily as a result of the lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed. We expect the impact of lower prices to continue to negatively impact gross margin through the remainder of 2009.

SES Services cost of revenue decreased by $58,000, or 11%, to $486,000 from $544,000 in the three months ended September 30, 2008 and gross margin during the same period decreased from 22% to (107%). The decrease in gross margin is primarily due to the lower revenue described above without a proportionate decrease in costs, as the majority of the costs per class are relatively fixed.

Selling, General and Administrative Expenses

For the three months ended September 30, 2009, selling, general and administrative expenses decreased by $1.2 million, or 6%, to $20.5 million from $21.7 million in the three months ended September 30, 2008.

Test Preparation Services selling, general and administrative expenses decreased by $1.4 million, or 9%, to $13.6 million from $15.0 million in the three months ended September 30, 2008. This decrease is primarily due to increased efforts to reduce expenses, including advertising, professional fees and facility expenses and lower compensation. This decrease is partially offset by incremental expenses related to the 2008 franchise acquisitions, including depreciation and amortization.

SES Services selling, general and administrative expenses increased by $530,000, or 20% to $3.1 million from $2.6 million in the three months ended September 30, 2008. The increase is primarily attributable to additional personnel, facility and other costs necessary to support entry into nine new markets during the 2008-2009 school year.

Corporate selling, general and administrative expenses decreased by $369,000, or 9%, to $3.8 million from $4.2 million in the three months ended September 30, 2008, due primarily to reductions in corporate headcount and reduced compensation expense. This decrease is partially offset by increased professional service fees attributed to our outsourced information technology function.

Restructuring

The Company’s restructuring charges increased by $649,000 or 135%, to $1.1 million from $482,000 in the three months ended September 30, 2008. The restructuring charges incurred during the three months ended September 30, 2009 were attributed to the restructuring initiative announced and commenced in the first quarter of 2009 related to outsourcing the Company’s information technology operations and simplifying management’s structure following the sale of the K-12 Services division. The restructuring charges incurred during the three months ended September 30, 2008 were severance expenses related to restructuring activities initiated during 2007 to relocate the Company’s finance and certain legal operations from New York City to offices located near Boston, Massachusetts.

Acquisition expenses

Acquisition expenses for the three months ended September 30, 2009 consist of legal and accounting fees associated with due diligence and other preparations for our anticipated acquisition of Penn Foster Education Group, Inc.

Interest Expense

Interest expense decreased by $374,000 to $136,000, from $510,000 in the three months ended September 30, 2008, primarily due to a decrease in our term loan outstanding under our credit facility. Since September 30, 2008, we have repaid approximately $12.0 million of principal under our credit facility term loan.

Interest Income

Interest income decreased by $108,000, or 98% from the three months ended September 30, 2008 due primarily to higher average cash balances during the three months ended September 30, 2008.

Provision for Income Taxes

The provision for income taxes decreased by $108,000 to $391,000, from $499,000 in the three months ended September 30, 2008. The income tax provision was recorded during the three months ended September 30, 2009 based on the estimated annual tax liability calculated using an annual effective tax rate for United States and foreign tax purposes. The effective rate differs from the federal statutory rate of 34% due to our inability to record a tax benefit on our losses generated in the United States, differences in foreign tax rates, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Comparison of Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Revenue:
Test Preparation Services	$86,673	$85,472	$1,201	1%
SES Services	23,947	19,071	4,876	26%

Total revenue	110,620	104,543	6,077	6%
Cost of revenue:
Test Preparation Services	30,719	28,492	2,227	8%
SES Services	12,048	8,599	3,449	40%

Total cost of revenue	42,767	37,091	5,676	15%

Gross profit	67,853	67,452	401	1%

Operating expenses:
Selling, general and administrative	61,065	62,082	(1,017)	(2)%
Restructuring	5,179	2,233	2,946	132%
Acquisition expenses	285	—	285	N/A

Total operating expenses	66,529	64,315	2,214	3%

Other income (expense) and other items:
Interest expense	(681)	(583)	(98)	17%
Interest income	34	311	(277)	(89)%
Other income	255	(2)	257	(12,850)%
Provision for income taxes	(512)	(1,162)	650	(56)%

Income from continuing operations	$420	$1,701	$(1,281)	(75)%

Revenue

For the nine months ended September 30, 2009, total revenue increased by $6.1 million, or 6%, to $110.6 million from $104.5 million in the nine months ended September 30, 2008.

Test Preparation Services revenue increased by $1.2 million, or 1%, to $86.7 million from $85.5 million in the nine months ended September 30, 2008. This increase is primarily due to incremental revenue of $9.1 million from domestic franchises acquired during 2008 as described above. This increase in revenue is partially offset by a $1.7 million reduction in franchise fees as a direct result of the same franchise acquisitions and a $0.8 million reduction in non-franchise licensing revenue due to the termination of a contract with a marketing partner that has filed for bankruptcy. The increase is further offset by a decrease of $5.4 million due primarily to lower classroom-based and tutoring revenues during the nine months ended September 30, 2009. Increases in classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower-priced services. Organic tutoring revenues declined due to lower enrollments and a shift towards lower priced tutoring packages. We expect these pricing and enrollment trends to continue through the remainder of 2009.

SES Services revenues increased $4.9 million, or 26%, to $24.0 million from $19.1 million in the nine months ended September 30, 2008. This increase is primarily due to expansion into nine new markets during the 2008-2009 school year.

Cost of Revenue

For the nine months ended September 30, 2009, total cost of revenue increased by $5.7 million, or 15%, to $42.8 million from $37.1 million in the nine months ended September 30, 2008.

Test Preparation Services cost of revenue increased by $2.2 million, or 8%, to $30.7 million from $28.5 million in the nine months ended September 30, 2008. This increase is primarily due to incremental costs of $3.7 million related to the 2008 acquisitions. Excluding the impact of franchises acquired, cost of revenue decreased by $1.5 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin during the period for the Test Preparation Services division decreased from 67% to 65%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed. We expect the impact of lower prices to continue to negatively impact gross margin through the remainder of 2009.

SES Services cost of revenue increased by $3.4 million, or 40%, to $12.0 million from $8.6 million in the nine months ended September 30, 2008 as a direct result of the increase in revenue and the additional operating regions in the 2008-2009 school year that were not included in the results for the nine months ended September 30, 2008. Gross margin during the period for the SES Services division decreased from 55% to 50% due primarily to lower gross margins in new operating regions as average students per class were lower than existing regions as of the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2009, selling, general and administrative expenses decreased by $1.0 million, or 2%, to $61.1 million from $62.1 million in the nine months ended September 30, 2008.

Test Preparation Services selling, general and administrative expenses increased by $1.8 million, or 5%, to $41.0 million from $39.2 million in the nine months ended September 30, 2008. This increase is primarily due to incremental expenses related to the 2008 franchise acquisitions, partially offset by a reduction in expenses due to lower advertising and compensation expense.

SES Services selling, general and administrative expenses increased by $1.1 million, or 13%, to $9.5 million from $8.4 million in the nine months ended September 30, 2008. The increase is primarily attributable to additional personnel, facility and other costs necessary to support entry into nine new markets during the 2008-2009 school year.

Corporate selling, general and administrative expenses decreased by $4.0 million, or 28%, to $10.5 million from $14.5 million in the nine months ended September 30, 2008, due primarily to reductions in corporate headcount and reduced incentive compensation expense. This decrease is partially offset by increased professional service fees attributed to our outsourced information technology function.

Restructuring

The Company’s restructuring charges increased by $3.0 million, or 132%, to $5.2 million from $2.2 million in the nine months ended September 30, 2008. The increase is attributed to the restructuring initiative announced and commenced in the first quarter of 2009 related to outsourcing the Company’s information technology operations, transferring the majority of remaining corporate functions located in New York City to the offices located near Boston, Massachusetts, and simplifying management’s structure following the sale of the K-12 Services division. The restructuring charges incurred during the nine months ended September 30, 2008 were severance expense related to restructuring activities initiated during 2007 to relocate the Company’s finance and certain legal operations from New York City to offices located near Boston, Massachusetts.

Acquisition expenses

Acquisition expenses for the nine months ended September 30, 2009 consist of legal and accounting fees associated with due diligence and other preparations for our anticipated acquisition of Penn Foster Education Group, Inc.

Interest Expense

Interest expense increased by $98,000 to $681,000, from $583,000 in the nine months ended September 30, 2008 as a result of borrowings outstanding under the credit facility. The average outstanding balance under the credit facility during the nine months ended September 30, 2009 was lower than the prior period, but outstanding for the entire nine month period, resulting in the increase in interest expense over the prior period. The average outstanding balance under the credit facility during the nine months ended September 30, 2008 was higher but outstanding for only three months during this period.

Interest Income

Interest income decreased by $277,000, or 89%, to $34,000 from $311,000 in the nine months ended September 30, 2008 due primarily to higher average cash balances during the nine months ended September 30, 2008.

Other Income

Other income for the nine months ended September 30, 2009 primarily consists of additional proceeds received from the sale of stock in a private investment that occurred in September 2008 and a settlement payment received in conjunction with the termination of one of our international franchises. There was essentially no other income or expense for the nine months ended September 30, 2008.

Provision for Income Taxes

The provision for income taxes decreased by $650,000 to $512,000, from $1.2 million in the nine months ended September 30, 2008. The decrease is due to the utilization of the annual effective tax rate to calculate the current year provision and the amount of income earned year to date in proportion to the expected income to be earned for the year. The effective rate differs from the federal statutory rate of 34% due to our inability to record a tax benefit on our losses generated in the United States, differences in foreign tax rates, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded. For the nine months ended September 30, 2008, the discrete method was used to calculate the provision as the annual effective tax rate was not considered a reliable estimate of year to date income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity during the nine months ended September 30, 2009 were cash and cash equivalents on hand, cash flow generated from operations, cash proceeds from the sale of our K-12 Services division (a discontinued operation) and borrowings under our revolving line of credit. Our primary uses of cash during the nine months ended September 30, 2009 were capital expenditures, repayments of borrowings under our revolving line of credit and the required installment payment of a portion of the term loan under our credit facility in connection with the sale of our K-12 Services division. At September 30, 2009 we had $10.9 million of cash and cash equivalents (including $616,000 of restricted cash) and $5.0 million of unused borrowing capacity available under the revolving line of credit of our Wells Fargo credit facility. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million.

On October 16, 2009, we entered into the Purchase Agreement to purchase all of the issued and outstanding shares of Penn Foster’s capital stock for $170.0 million in cash, subject to post-closing adjustments. We concurrently entered into commitment letters to raise approximately $155.0 million in debt financing and between $30.0 million and $40.0 million in equity financing to fund the cash consideration for the acquisition, pay certain fees and expenses in connection with the acquisition, repay the outstanding term loan under our existing credit facility and for general working capital purposes. The debt financing commitments include a $40.0 million senior secured credit facility term loan, a $40.0 million bridge loan, $50.0 million in senior subordinated notes and $25.0 million in junior subordinated notes. The equity financing commitments consist of a new Series E Non-Convertible Preferred Stock of the Company which, subject to and upon shareholder approval, will automatically convert into a new Series D Convertible Preferred Stock of the Company which will be convertible into shares of Company common stock. A substantial portion of the debt financing will require periodic cash interest payments and, in the case of the new senior secured credit facility term loan, scheduled principal payments. The new senior secured credit facility will also include a $10.0 million revolving line of credit. We expect the operating cash flows generated from our legacy business and Penn Foster, once acquired, and currently available cash on hand to be sufficient to fund our working capital needs, capital expenditures and the debt service obligations under the new financing arrangements over the next twelve months and beyond. However, there can be no assurance that the acquisition or related financings will be completed, or if completed, will be completed on a timely basis. In addition, our ability to generate positive cash flows from operations is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Cash flows provided by operating activities from continuing operations for the nine months ended September 30, 2009 were $13.4 million as compared to $10.2 million for the nine months ended September 30, 2008. The increase is primarily due to a reduction in restructuring related payments of $1.8 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. In addition, for the nine months ended September 30, 2008, we used $2.6 million of cash from operations for payment of a legal settlement.

Cash flows used for investing activities from continuing operations during the nine months ended September 30, 2009 were $6.7 million as compared to $31.9 million used during the comparable period in 2008. An increase in cash expended for internally developed software of $2.4 million was offset by a decrease in cash expended for the acquisition of domestic franchises of $27.4 million.

Cash flows used for financing activities from continuing operations for the nine months ended September 30, 2009 were $11.7 million as compared to $20.5 million provided by financing activities for the nine months ended September 30, 2008. Cash used for financing activities in 2009 primarily consisted of $11.2 million in repayments of our Wells Fargo credit facility term loan, $9.7 million of which represented required non-recurring installment payments from the cash proceeds of asset sales, including the K-12

Services division sale and the sale of stock in a private investment that occurred in September 2008. During the three months ended June 30, 2009, we borrowed $4.5 million under our Wells Fargo revolving line of credit for short term working capital purposes which was repaid during the same period. Cash provided by financing activities in 2008 primarily consisted of proceeds from borrowings under the term loan of our credit facility of $19.0 million, net of deferred financing costs, and proceeds from the exercise of stock options.

Cash flows provided by discontinued operations for the nine months ended September 30, 2009 were $6.1 million as compared to $592,000 used for discontinued operations for the nine months ended September 30, 2008. The increase in cash provided by discontinued operations is primarily due to $7.8 million of net cash proceeds from the sale of the K-12 Services division on March 12, 2009, offset by an increase in cash used for K-12 Services division operating activities.

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

The term loan under our credit facility carries a variable interest rate that fluctuates based primarily on changes in LIBOR rates. We had $7.8 million of outstanding principal under the term loan as of September 30, 2009. A 10% increase in the interest rate on the term loan would increase annual interest expense by approximately $59,000. We do not carry any other variable interest rate debt.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, we continued to undertake actions to remediate the material weakness described above. These actions included continuing to increase the level of detail and quality of monthly management reviews of financial results including comparisons of financial results versus budget and prior periods. We will continue to design and implement additional policies, procedures and controls as required during the remediation of our reported material weakness.

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

In addition, our actual results could differ materially from those anticipated by us as a result of risks related to the proposed acquisition of Penn Foster, including, but not limited to, satisfaction of closing conditions for the acquisition and related financings; the possibility that the acquisition or related financings will not be completed, or if completed, not completed on a timely basis; demand for our products and services; our ability to assimilate and integrate certain of the operations of Penn Foster; unanticipated acquisition related costs and negative effects on our reported results of operations from acquisition-related charges; our ability to achieve expected synergies and operating efficiencies in the acquisition within the expected time-frames or at all; the potential negative effects from the substantial amount of outstanding indebtedness to be incurred to finance the acquisition; the ability to meet debt service requirements; availability and terms of capital, including following the transaction; and general liquidity uncertainties. We can give no assurance that the acquisition will be completed or that the conditions to the acquisition will be satisfied.

Except as described above, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ STEPHEN C. RICHARDS
Stephen C. Richards
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

November 6, 2009

Exhibit Index

Exhibit Number	Description

10.1	Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.