Form 10-K
period 2009-12-31
PRINCETON REVIEW INC
filed 2010-03-15
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2009, as reported by the NASDAQ Global Market, was approximately $102 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 33,755,722 shares of $0.01 par value common stock outstanding at March 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2010 Meeting of Stockholders to be held on June 22, 2010.

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

Overview

The Princeton Review is a leading provider of classroom-based, print and online education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today, based on our experience in the test preparation industry, we now believe that we offer the leading SAT preparation course and are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. In December 2009, we acquired Penn Foster Education Group, a global leader in online education which provides career-focused degree and vocational programs in the fields of allied health, business, technology, education, and select trades.

The Company currently operates through the following three divisions:

•

The Test Preparation Services division, founded in 1981, provides live and online test preparation courses, as well as individual and small group tutoring in test preparation and academic subjects. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand as well as from the sale of more than 165 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand sold primarily through Random House, Inc. (“Random House”).

•	The Penn Foster division, acquired in December 2009, provides accredited, career-focused, online degree and vocational programs to more than 200,000 students in over 150 countries.

•	The Supplemental Educational Services (“SES”) division provides tutoring and supplemental educational services under the No Child Left Behind Act of 2001 (“NCLB”).

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

The Penn Foster Acquisition and Strategy

In December 2009, we acquired Penn Foster Education Group, one of the oldest and largest online education companies in the United States, for an aggregate cash purchase price of $170.0 million plus an estimated working capital payment of approximately $6.2 million. We financed the acquisition by borrowing $157.3 million and issuing an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock. We believe that the acquisition of Penn Foster provides us with the following benefits:

Immediate Scale in Online Education. With over 200,000 online students, Penn Foster provides us with instant scale, credibility and expertise in online education. The Department of Education estimates that 40% of United States workers will need to be re-trained in the next several years, and the Obama administration has committed substantial future funding for job training programs. Penn Foster’s expertise in online career education affords us the ability to pursue these market opportunities. Penn Foster’s expertise also provides us with substantial technological capabilities, marketing leverage and online customer acquisition experience as we continue to augment the traditional classroom-based model of our Test Preparation Services Division with new online initiatives.

Compelling Student Value Proposition. Penn Foster provides a range of accredited degree, diploma and certificate programs in high growth, high demand career fields on an affordable and easily accessible basis. Students can acquire a quality education with flexible start dates and self-paced online study at a price that is lower than tuition fees charged by most of our competitors.

Increased Ability to Grow Through Partnerships. Penn Foster enhances our ability to increase revenues through partnerships with educational institutions (including not-for-profit institutions), professional and trade organizations and others. For example, we recently announced plans to form an online post-secondary education venture with The National Labor College, the AFL-CIO’s accredited higher education institution, to provide high quality, affordable online courses to the AFL-CIO’s 11.5 million union members and their families. In addition, we believe that there are significant opportunities to leverage the brand and reputation of The Princeton Review in secondary education to attract new students to Penn Foster High School.

Enhanced Revenue Diversification and Visibility. We believe that the acquisition of Penn Foster enhances the diversification and visibility of our revenues. Penn Foster’s focus on the post-secondary education market complements our established presence in secondary education and our post-secondary and graduate school test products. In addition, the year-round enrollments for Penn Foster’s post-secondary students increase the revenue visibility of our business.

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

Our Classroom-Based Course Offerings

Our test preparation programs focus on customer service and quality instruction. Our experienced teachers generally work with small groups of students in our high school programs. In recent years we have expanded our product offerings to address the varied needs of our customers with respect to course length, intensity and price, among other factors. For a number of the major tests we provide the option of either a longer, more extensive course, or a shorter course designed to maximize instruction over a shorter time frame by focusing on test essentials. In certain cases we offer intensive weekender courses.

We believe that an important component of our test preparation programs is the high quality study materials and the advanced diagnostic analysis that our students receive. We consistently invest in research and development to enhance the materials used in our programs. As a result, our students receive comprehensive testing materials, ample practice questions, testing drills, mock exams and a thorough analysis of their progress as they proceed through our programs. We also believe we provide among the best teacher training in the industry.

Our Private Tutoring Offerings

The Princeton Review private tutoring program is our most exclusive, customized offering. We offer one-to-one and small group tutoring for all of the admissions tests. In addition, we provide individual assistance with academic subjects and admissions counseling. Tutoring is chosen by students and parents who want personalized instruction from our very best instructors on a flexible schedule.

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

Our Test Preparation & Admissions Publications and Software

Examples of our books and educational software products include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Essential SAT Vocabulary Flashcards
Cracking the LSAT	Cracking the AP US History	Essential TOEFL Vocabulary Flashcards

Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	Math Workout for the GMAT	Crash Course for the SAT
GrammarSmart	Verbal Workout for the GMAT	Crash Course for the GRE

The Princeton Review: Cracking the SAT, ACT, GMAT, LSAT & GRE 2010 Editions software

The Princeton Review: The Best 371 Colleges, Best 301 Business Schools, Best 172 Law Schools, Best 168 Medical Schools

Cracking the CAHSEE (California)	Roadmap to the Regents (New York)	Roadmap to the Virginia SOL
Roadmap to the FCAT (Florida)	Roadmap to TAKS (Texas)	Know It All Series
Roadmap to the HSPA (New Jersey)	Ohio Roadmap Series	Smart Junior Series

We also have produced popular mobile phone applications focused on vocabulary building, including two volumes of SAT Vocab Challenge and a GRE Vocab Challenge.

We experience some seasonal fluctuations in revenue in the test preparation business as a result of the scheduled dates for standardized admissions tests and the typical school year calendar. We typically generate the largest portion of our test preparation revenue in the third quarter.

Penn Foster Division

Penn Foster offers academic programs through three primary educational institutions – Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. All course materials and supplies are mailed to students and are available online (except third-party textbooks). Students are given access to a homepage from which they can access online study guides, view financial and academic records, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

Penn Foster Career School

Penn Foster Career School programs teach current marketplace skills and are specifically designed to provide entry-level vocational training to students. Penn Foster Career School currently offers 64 career diploma and 45 certificate programs in allied health, business, technology and trade. Programs are continually refreshed and new programs are developed based on current labor market needs and the dynamics of specific career paths.

Penn Foster Career School is regionally accredited by the Middle States Commission on Secondary Schools, nationally accredited by the Distance Education and Training Council and licensed by both the Pennsylvania State Board of Private Licensed Schools and the Arizona State Board of Private Postsecondary Education. The school has also been approved by the International Association of Continuing Education and Training.

Examples of Penn Foster Career School program offerings include the following:

Medical Coding & Billing	Electrician	Bridal Consultant
Pharmacy Technician	HVAC Technician	Interior Decorator
Medical Transcriptionist	Dental Assistant	Certified Personal Trainer
Veterinary Assistant	Fitness & Nutrition	Child Care Management
Medical Office Assistant	Physical Therapy

Penn Foster College

Penn Foster College offers 21 associate degree and two bachelor’s degree programs across the fields of allied health, business, engineering and criminal justice. Penn Foster College is nationally accredited by the Distance Education and Training Council, is licensed by the Arizona State Board for Private Postsecondary Education and also carries industry approvals such as the approval of the American Veterinary Medical Association for the Veterinary Technician Associate Degree program. All Penn Foster College programs are also affiliated with Defense Activity for Non-Traditional Education Support (DANTES), which qualifies United States military personnel for tuition reimbursement.

Examples of Penn Foster College program offerings include the following:

Veterinary Technician	Business Management	Mechanical Engineer
Early Childhood Education	Accounting	Civil Engineer
Medical Assistant	Paralegal	Electrical Engineer
Criminal Justice	Health Information Tech	Computer Information Systems

To enroll in one of Penn Foster College’s degree programs, students are required to have a high school diploma or Graduate Equivalency Degree (GED) and must have Internet access. To earn an associate degree, a student must complete between 64 and 71 credits (depending on the course of study) and pass a proctored exam at the end of the four semesters of the program. Students may complete associate degree programs in as few as 18 months, but they are given up to six years from the date of enrollment to graduate.

Penn Foster High School

Penn Foster High School is one of the largest virtual high schools in the United States with more than 52,000 active students. Penn Foster High School is regionally accredited by the Middle States Commission on Secondary Schools and nationally accredited by the Distance Education and Training Council. The high school is also licensed by the Pennsylvania State Board of Private Licensed Schools and registered with the NCAA Initial-Eligibility Clearinghouse.

Each year, more than 7,000 students earn their high school diplomas through Penn Foster High School. The program requires completion of 21.5 credits for graduation, with each credit equivalent to 120 hours of coursework. Requirements include 16 credits in core academic subjects and five elective credits in disciplines chosen by the student and his or her counselor.

Examples of the more than 138 Penn Foster High School course offerings include the following:

English Literature	AP Biology	Web Design
Algebra	AP English	Child Day Care
World History	AP Micro Economics	Veterinary Assistant
Chemistry	AP Psychology	Medical Terminology

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

We typically provide instruction with teachers hired from the schools and districts we service. Average total instruction time per student ranges from 30 to 60 hours over several weeks. Classes are supervised by Company staff to ensure maximum attendance, compliance with district rules and regulations, and the execution of a quality program. Because SES programs are typically delivered during the school year, we typically generate the largest portion of our SES revenue in the first and fourth quarters, although delays in many program start dates in the fourth quarter of 2009 caused commensurate delays in the receipt of SES revenue.

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

In the 2008-2009 school year, we worked with a number of school districts across the country, including: the School Districts of New York City, NY; Chicago, IL; Miami-Dade County, Broward County, St. Lucie County, and Palm Beach County in Florida; Providence, RI; and Springfield, MA. We plan to seek out opportunities in secondary markets and to work closely with certain of our test preparation sites across the country to develop SES initiatives in their market areas.

We believe the SES business has the most potential in locations where the eligible student population is high. However, some of the important metrics influencing profitability of the SES business are the following:

•	PPA, since this affects revenue amounts;

•	Hourly rates charged by the provider;

•	The number of eligible students;

•	Competition, since students can choose the provider and can only be approved for one SES provider;

•	Internal resources and operating costs, since teacher pay rates vary and SES often requires a large administrative staff;

•	Degree to which school districts fully use allocated funds for SES;

•	Attendance rates, since the PPA is paid based on pupil attendance; and

•	Student to teacher ratios.

In 2009 we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as generally later program start dates and greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there is increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. As a result, we are carefully monitoring developments in the SES regulatory framework, and we will continue to evaluate the extent of our participation in this business.

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

Our Franchised International Test Prep Operations

Historically, our classroom-based test preparation courses and tutoring services in North America have been delivered through Company-operated locations and through our independent franchisees, and our services in the rest of the world have been delivered solely through independent franchisees. Over the past several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, and in 2008 we acquired all of our remaining independent franchises in North America. As a result, our international operations are our only operations conducted through independent franchisees, and total revenue from our independent international franchisees is less than 1% of our total 2009 revenue. Our franchisees provide test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. The royalties paid to us by our franchisees are generally approximately 8% of their cash receipts collected under the Princeton Review name. Franchisees also pay a fee for use by their students of our online course tools. Our franchisees also purchase our course materials, which they use in conducting their course and tutoring programs. Our franchisees do not provide Princeton Review online courses.

As of December 31, 2009, the Company had 20 franchises in 21 countries outside of the United States. Our independently-owned international franchises are located in Bahrain, Egypt, India, Israel, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Northern Cyprus, Oman, Pakistan, People’s Republic of China, Qatar, Saudi Arabia, South Korea, Syria, Taiwan, Thailand, Turkey and the United Arab Emirates.

Acquisitions and Dispositions

On December 7, 2009, we purchased Penn Foster Education Group, Inc. (the “PF Acquisition”) for an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of approximately $6.2 million (subject to post-closing adjustments). To finance the PF Acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation, (ii) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”), (iii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iv) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all of our outstanding Series C Convertible Preferred Stock.

On March 7, 2008, we acquired Test Services, Inc. (“TSI”), the operator of eight of our franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4.6 million in cash. In the event that the aggregate value of the Alta Shares, plus $4.6 million, is less than $36 million, we may become obligated to pay additional consideration to Alta (the “Additional Consideration”). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, and (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final per share value of such shares, plus $4.6 million in cash, is less than $36 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta. We may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration based on the calculation as of January 31, 2010 is approximately $9.9 million.

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

On March 12, 2009, we completed the sale of substantially all the assets of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”) in accordance with the terms and conditions of an Asset Purchase Agreement dated as of December 27, 2008. The aggregate consideration for the sale consisted of (1) $9.5 million in cash paid on the closing date and (2) additional cash consideration of $2.3 million, which represents the net working capital of the K-12 Services division as of the closing date.

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

We intend to continue to pursue strategies to maximize stockholder value, which may continue to include acquisitions and partnerships or joint ventures that will help us further expand our product offerings or grow geographically or other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. From time to time, we have made investments in businesses with which we wanted to build strategic relationships, and we may do so in the future. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock.

Sales and Marketing

Our sales and marketing activities by division are as follows:

Test Preparation Services Division. We believe that the majority of our students and their parents choose our test preparation programs based on the recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through our retail locations, national events and conferences, and relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. Nationally, we use search engine marketing, electronic media and direct mail to market our products and services to students and parents. These efforts drive enrollment and provide overall brand awareness. We have increased our enrollment partnership efforts, targeting large student groups and corporations that send a large number of students to college and graduate school. Through these relationships we receive preferential marketing exposure and qualified prospects. A robust national event and conference schedule, executed at a local level, rounds out our lead generation efforts. Locally, our retail sites manage the day-to-day execution of our marketing campaigns. Local sites augment our national efforts with highly targeted activities (advertisements in local school newspapers, distribution of posters and flyers in high traffic areas, and sponsorship of school activities) that serve to fill their course schedules and prospect pipelines. Virtually every employee in our regional offices is part of the sales force. They, along with our contact center representatives, counsel students and parents regarding specific program features and benefits across the entire suite of products. Educators remain one of the most important influencers of test preparation. As such, we devote considerable efforts to building positive relationships with schools. We have a sales team that specifically targets educational institutions and works directly with school administrators to develop programs that meet the unique needs of their students and families.

Penn Foster Division. Penn Foster’s marketing and enrollment activities are managed in-house through the “Foster Engine”, an enrollment and student services infrastructure that integrates Penn Foster’s lead generation and marketing capabilities with an on-site, state-of-the-art call center, a proprietary learning management system, curriculum development capabilities and robust Customer Relationship Management (CRM) technology. The Foster Engine generates and manages approximately 1.5 million leads annually. Penn Foster maintains the capabilities of a full service advertising agency and markets to prospective students through various channels, including Internet, television, print and direct mail. Advertising campaigns direct potential students to the Penn Foster web site or to our CRM center, which provides enrollment, student and retention services. The CRM center is equipped with a 280-seat call center with state-of-the-art communications, scripting and enrollment technology.

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

Test Preparation Services Division. We rely on our development staff, teachers and other education experts to create and refine the materials used in our Test Preparation Services division. Our goal is to design and improve our products in such a way as to offer our students the best and most productive overall experience, while addressing their preferences and fitting within their lifestyles. We seek to accomplish this by:

•

Presenting an increasingly wide range of product offerings to meet the needs of potential customers, including traditional live classes, one-on-one and small group tutoring, eLearning, books, admissions and financial aid counseling, and modular offerings;

•	Developing products that can be personalized to specifically address customers’ learning needs and styles;

•

Continuing to provide high quality learning by: continually updating and enhancing our test preparation materials and our teaching methods; ensuring that our designated personnel take virtually every major standardized test for which we offer courses, so that our techniques and materials remain progressive;

•	Performing quantitative and qualitative research into the preferences and needs of our customers; and

•	Regularly soliciting and reviewing feedback from students taking our programs.

Overall, we seek to provide a complementary mix of live and online offerings from which students can choose to best fit their needs and achieve their goals.

Penn Foster Division. Penn Foster owns the course content for over 109 career programs, 23 degree programs, 138 high school courses and 2,000 industrial training courses. These courses and programs are continually refreshed and can be repurposed for a variety of programs, sales channels and delivery methods. We develop new certificate, diploma and degree programs by creating proprietary Penn Foster branded study guides to complement third-party textbooks. We also acquire intellectual property on a work-for-hire basis to permit the efficient reuse and repurposing of educational content across a wide array of programs. Since 2005, Penn Foster has launched a total of 45 new or updated career diploma/certificate programs, 10 college programs and 42 high school courses.

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

Significant Customers

The largest customer in our SES division accounted for 7% of our total revenue. The top two customers in the SES division collectively accounted for 53% of that division’s revenue in 2009.

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

Penn Foster Division. Our Penn Foster division faces competition from global corporations such as The Washington Post’s Kaplan University and the University of Phoenix, small providers operating a single physical campus, and traditional not-for-profit community colleges. Nationally, over 1,000 community colleges offer associate degrees, career diplomas and certificate programs. In addition, there are more than 700 vocational-technology and career schools in the United States. The Company considers the following schools among its most direct competitors: ITT, Allied Business Schools, Inc., Ashworth College (formerly Professional Career Development Institute), Universal Technical Institute and Lincoln Tech.

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

We believe that we compete favorably with our competitors on the basis of these factors. We believe that our primary competitive advantage is our well-known and highly trusted Princeton Review and Penn Foster brands, our extensive experience in test preparation, admissions and online education, our innovative, high-quality educational products and services, our rigorous teacher training and our employees. We also believe that our ability to attract students, parents and educators to our www.PrincetonReview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

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

Government Regulation

Penn Foster Division. In the United States, post-secondary education is highly regulated by accrediting bodies, state regulatory and licensing bodies and federal requirements under the Higher Education Act of 1965 Title IV. An institution’s accreditation affects financial aid, credit transferability and overall reputation. There are three main types of accreditation: Regional, National and Programmatic. Regional accreditation is highly focused on academic quality. There are six regional accrediting bodies including: Middle States Association of Colleges and Schools; New England Association of Schools and Colleges; The Higher Learning Commission: A Commission of the North Central Association of Colleges and Schools; Northwest Commission on Colleges and Universities; Southern Associations of Colleges and Schools; and Western Association of Schools and Colleges. National accreditation associations offer accreditation for specific types of institutions, such as private trade and technical schools, distance education programs and private business colleges. National accreditation tends to be more vocational and focused on student outcomes, such as placement into subject area and student satisfaction. Programmatic accreditation is highly focused and evaluates specific units, schools or programs within an institution. Penn Foster Career School is regionally accredited by the Middle States Commission on Secondary Schools and nationally accredited by the Distance Education and Training Council. Penn Foster College is nationally accredited by the Distance Education and Training Council. Penn Foster Virtual High School is regionally accredited by the Middle States Commission on Secondary Schools and nationally accredited by the Distance Education and Training Council.

State regulations and licensing requirements vary from state to state and often focus on consumer protection. Before graduates can work in their profession, they must adhere to state regulatory and licensing requirements.

SES Division. The provision of SES is governed by the provisions of NCLB and Title I of the Elementary and Secondary Education Act of 1965. In general, eligible school districts are responsible for implementing Title I and carrying out their educational programs. Title I provisions and regulations direct eligible districts to satisfy obligations including, among others, involving parents in their children’s education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other fiscal requirements. In contracting with school districts to provide Title I services, we are, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, we have responsibility for introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. Each school district has its own requirements designed to fulfill these general obligations. Our failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability or other sanctions.

Employees

As of December 31, 2009, we had approximately 996 full-time employees and 543 part-time employees, not including our part-time teachers. During 2009 we also had approximately 9,644 additional part-time teachers who taught test preparation courses or provided SES instruction at some point during the year. In any particular month, the number of part-time teachers that worked for us ranged between approximately 2,360 and 4,960. As of December 31, 2009, the breakdown of our full-time employees by division was as follows: 369 in Test Preparation Services, 512 in Penn Foster, 69 in SES and 46 in corporate and administration. The breakdown of our part-time employees (other than our teachers) by division for the same date was as follows: 260 in Test Preparation Services, 110 in Penn Foster, 169 in SES and 4 in corporate and administration. 198 of our Penn Foster employees are covered by a collective bargaining agreement with United Steel, Paper, and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Serviceworkers International Union, AFL-CIO-CLC. We consider our employee relations to be good.

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

Over the last few years, the Company has significantly restructured its operations, expanded certain business lines and invested in systems and infrastructure. These investments, combined with Sarbanes-Oxley compliance costs and restructuring costs, have driven losses in each of our last three fiscal years. We have incurred net losses of approximately $12.4 million, $8.7 million and $28.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $129.6 million.

In order to achieve sustained profitability we will need to continue to implement changes to existing business processes, significantly reduce overhead expense and drive profitable revenue growth. The Company is re-engineering processes and systems to reduce our overhead, continue to improve our internal control management process and upgrade or replace certain critical business systems.

If we are unable to achieve these objectives, we may fail to achieve or sustain profitability in subsequent periods, in which case the market price of our common stock may be adversely affected.

Our acquisition of Penn Foster and the integration of that business may be costly and difficult and may cause disruption to our business.

In December 2009, we acquired Penn Foster Education Group, Inc. and its subsidiaries. The ultimate success of that acquisition depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating that business into our existing business. However, the successful integration of independent businesses is a complex, costly and time-consuming process. The difficulties of integrating businesses include among others:

•	integrating the newly acquired business into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies, including the integration of our products and services with those of Penn Foster;

•	establishing or expanding, sales, distribution and marketing functions in order to accommodate the newly acquired business or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, supply, distribution, marketing, customer and other relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We may not accomplish the integration of the Penn Foster acquisition smoothly or successfully. The diversion of the attention of our management from current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from this acquisition and adversely affect our other businesses. Additionally, the costs associated with the integration can be substantial. To the extent that we incur integration costs that were not anticipated when we financed the acquisition, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds.

Our business has substantial indebtedness, which could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Moreover, our ability to incur additional indebtedness is subject to restrictions under our outstanding loan agreements.

Our substantial indebtedness could affect our future operations in important ways. For example, it could:

•

require us to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations, capital expenditures or other business opportunities, including acquisitions and research and development projects;

•

limit our flexibility to adjust to market conditions, leaving us vulnerable in a downturn in general economic conditions or in our business and less able to plan for, or react to, changes in our business and the industries in which we operate;

•	impair our ability to obtain additional financing;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	expose us to fluctuations in the interest rate environment with respect to our indebtedness that bears interest at variable rates.

We cannot be certain that our cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, seek additional equity capital or borrow more money. We cannot guarantee that we will be able to do so on acceptable terms or at all.

Our loan agreements contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under these facilities and the limitation of our ability to borrow additional funds in the future.

The agreements governing our indebtedness subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to capital expenditures, interest coverage ratios, leverage ratios and minimum cash requirements. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited.

Adverse conditions in the global economy could adversely affect our revenues.

As widely reported, financial markets in the United States and internationally have been experiencing extreme disruptions since 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The impact of these disruptions on our customers could result in a decrease in sales of our products and services. The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Should these economic conditions result in the Company not meeting its revenue growth objectives, the Company’s operating results and financial condition could be adversely affected.

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

Additionally, the approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer. The approval process can result in delayed revenue recognition and cash collection. While to date we have found that, following the award of the contract to us, final approval required for the customer to sign the agreement is usually a formality, our revenue recognition policies preclude us from recognizing revenue from these contracts until there is a final agreement binding on the customer. Costs, however, are recorded as incurred, whether or not the contract is signed. While we try not to incur significant costs until we are awarded a project and we do everything possible to expedite the formal execution of these agreements by the customer, the timing of this final step is outside our control. As we do not follow a school-based fiscal year our current calendar-based fiscal year makes it more difficult for us to forecast quarterly revenue streams from these contracts. This may make it more difficult for us to deliver operating results in line with analysts’ forecasts, and could therefore adversely affect our stock price.

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

The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. Our current competitors include but are not limited to:

•	providers of live and online test preparation and tutoring services;

•	providers of online degree programs;

•	companies that provide SES services; and

•	companies that provide print, software, web-based and other educational products and services.

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

We expect to continue to derive a portion of our revenue from sales of our products and services to educational institutions, including SES programs and college readiness offerings. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

The SES market depends on federal, state, city and school district politics, all of which are in constant flux. In 2009 we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there is increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. As a result, we are carefully monitoring developments in the SES regulatory framework, and we will continue to evaluate the extent of our participation in this business.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

We experience, and expect to continue to experience, seasonal fluctuations in our revenue because some of the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. We typically generate the largest portion of our SES revenue in the first and fourth quarters.

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

The largest customer in our SES division accounted for 7% of our total revenue. The top two customers in the SES division collectively accounted for 53% of that division’s revenue in 2009. Accordingly, termination of either of these relationships could adversely affect our revenue and cause disruption in our operations.

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

We depend on the contributions and abilities of key executives and other employees. In addition, over the past two years we have experienced a great deal of turnover within our finance and accounting department, and we will continue to experience turnover in connection with the planned relocation of most of our accounting operations to Scranton, Pennsylvania in connection with combining our finance and accounting department with that of Penn Foster. In addition, all of our executive officers are new to the Company since July 2007, and as a result the Company could experience instability from a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations.

Our business may be harmed by actions taken by our franchisees that are outside our control.

Less than 1% of our 2009 revenue was derived from royalties paid to us by our international franchisees and from sales of our course and marketing materials to these franchisees. If our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, including failing to hire and train qualified managers or instructors or failing to abide by all applicable laws and regulations, our image and reputation may suffer and our revenue could decline. Moreover, since all of our franchisees are currently located outside the United States, we have limited ability to monitor the day to day operations of their businesses. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreement, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer and our revenue could decline.

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

An accounting standard relating to goodwill and other intangible assets requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any future write down of goodwill, while non-cash, would adversely affect our operating results. As of December 31, 2009, we had goodwill of $186.5 million related to acquisitions. In connection with the acquisition of TSI, we may become obligated to pay Additional Consideration (as described under “Acquisitions and Dispositions” above). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, and (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final per share value of such shares, plus $4.6 million in cash, is less than $36 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta. We may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration based on the calculation as of January 31, 2010 is approximately $9.9 million.

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

If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. While most of our primary systems are located at professional data centers with redundancy for power, A/C and internet access, we do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems. Furthermore, we are upgrading many of our information technology systems. Any disruptions, delays or other failures resulting from that upgrade or the acts or omissions of our third party provider or certain systems operations could reduce our revenues, harm our reputation and cause us to incur substantial expense.

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

We may be liable for invasion of privacy or misappropriation by others of our users’ or students’ information, which could adversely affect our reputation and financial results.

Some of our services require the disclosure of sensitive information by the user. We rely on a number of security systems for our services to protect this information from unauthorized use or access. If the security measures that we use to protect personal information or credit card information are ineffective, we may be subject to liability, including claims for invasion of privacy, impersonation, unauthorized purchases with credit card information or other similar claims. For example, as described in Item 3 of this Annual Report on Form 10-K, a putative class action was filed against us, and additional litigation, regulatory proceedings and claims may be asserted against us by affected school districts or on behalf of students, in connection with the inadvertent disclosure on the Internet of personal information of a limited number of our students (the “Security Incident”). Although the putative class action litigation has been settled, we may be subject to other litigation or regulatory proceedings relating to the Security Incident. Regardless of their outcomes, these claims, litigation and proceedings would require us to devote substantial resources and time to defending them and could also materially harm our business and relationships with customers. In addition, the Federal Trade Commission and several states have investigated the use of personal information by certain Internet companies. We could incur significant expenses if new regulations regarding the use of personal information are introduced or in responding to investigations of privacy or security practices.

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

Certain rights granted to the holders of our Series E Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions and may hinder a change of control.

Certain terms of our Series E Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions. For example, the holders of our Series E Preferred Stock:

•	are entitled to elect two directors to our Board of Directors;

•	can prevent our issuance of securities with equal or superior rights, preferences or privileges to those of the Series E Preferred Stock;

•	can prevent the payment of dividends; and

•	can prevent a change in control of our company.

These rights (and all other rights and privileges relating to the Series E Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Framingham, Massachusetts, where we lease approximately 17,000 square feet of office space under a lease that expires on January 31, 2013. As of December 31, 2009, we also leased an aggregate of approximately 360,000 square feet of office space for additional operations in New York, New York, and our approximately 100 regional offices or classroom locations located in 28 states, Washington D.C., Canada and Puerto Rico, as well as two Penn Foster offices in Scottsdale, Arizona and Montreal, Quebec. We own our 118,300 square foot office building in Scranton, Pennsylvania and a 82,180 square foot distribution facility in Ransom, Pennsylvania.

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

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United States District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identify theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorneys’ fees and costs. In July 2009 the parties entered into a settlement agreement which was granted final approval by the Court on December 2, 2009. Under the settlement agreement, the Company will provide specified identity protection service to the class members that elect to participate and pay the fees and expenses of plaintiffs’ counsel as approved by the Court. The Company believes that the full cost of the settlement will be within the limits of its applicable insurance policies.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchased Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Market under the symbol “REVU.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market.

	2009		2008
Fiscal Quarter	High	Low	High	Low
First	$5.74	$4.21	$8.61	$6.75
Second	5.49	3.85	8.36	6.31
Third	6.17	3.85	8.96	5.80
Fourth	5.30	3.54	8.01	4.00

As of March 5, 2010, the last reported sale price of our common stock on the NASDAQ Global Market was $4.00 per share. As of March 5, 2010, there were 50 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

On March 20, 2009, in connection with the default by a former executive officer pursuant to a loan from the Company on March 7, 2002, we foreclosed on 35,662 shares of our common stock that we held as collateral under the loan in satisfaction of an aggregate of $207,067 outstanding principle and interest on the loan. The foreclosed shares were returned to authorized, but unissued common stock. No loans were made to executive officers after February 2002 and no loans are outstanding as of December 31, 2009.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2009, which has been derived from our consolidated financial statements. The financial data for the consolidated balance sheet data as of December 31, 2009 and 2008 and the consolidated statement of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 has been derived from the consolidated financial statements included elsewhere herein. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Test Preparation Services	$110,414	$108,454	$93,417	$90,418	$93,808
SES	27,620	30,320	17,197	6,798	—
Penn Foster	5,485	—	—	—	—

Total Revenue	143,519	138,774	110,614	97,216	93,808
Operating expenses
Cost of goods and services sold (exclusive of items below)	55,998	51,147	41,615	34,583	28,686
Selling, general and administrative	78,579	78,899	78,331	65,481	63,296
Depreciation and amortization	8,347	4,665	4,330	4,962	4,937
Restructuring	7,711	2,233	8,853	—	—
Acquisition expense	2,984	—	—	—	—
Impairment of investment	—	—	1,000	300	—

Total operating expenses	153,619	136,944	134,129	105,326	96,919

Operating (loss) income from continuing operations	(10,100)	1,830	(23,515)	(8,110)	(3,111)

Loss from continuing operations	$(13,902)	$(184)	$(30,816)	$(9,669)	$(2,701)

Loss per share:
Basic and diluted loss from continuing operations	$(0.18)	$(0.15)	$(1.19)	$(0.37)	$(0.19)
Basic and diluted weighted average shares used in computing loss from continuing operations	33,728	32,409	27,877	27,578	27,570

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$10,701	$9,468	$26,186	$10,822	$8,002
Total assets	389,807	174,496	124,048	121,674	105,371
Long-term debt	142,072	17,488	1,105	14,127	2,845
Deferred tax liabilities	31,499	5,912	4,385	3,703	3,037
Series E, C and B-1 Preferred Stock	97,326	62,646	57,951	6,000	10,000
Stockholders’ equity	45,259	46,430	12,904	37,461	47,417

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

•

In 2009, we purchased Penn Foster Education Group, Inc. (the “PF Acquisition”) for an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of approximately $6.2 million (subject to post-closing adjustments). To finance the PF Acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

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

Overview

The Princeton Review is a leading provider of classroom-based and online education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today, based on our experience in the test preparation industry, we now believe that we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests.

On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), one of the oldest and largest online education companies in the United States, for an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of approximately $6.2 million. To finance the acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

We believe that the acquisition of Penn Foster provides us with the following benefits:

•

Immediate Scale in Online Education. With over 200,000 online students, Penn Foster provides us with instant scale, credibility and expertise in online education. The Department of Education estimates that 40% of United States workers will need to be re-trained in the next several years, and the Obama administration has committed substantial funding for job training programs. Penn Foster’s expertise in online career education affords us the ability to pursue these market opportunities. Penn Foster’s expertise also provides us with substantial technological capabilities, marketing leverage and online customer acquisition experience as we continue to augment the traditional classroom-based model of our Test Preparation Services Division with new online initiatives.

•

Compelling Student Value Proposition. Penn Foster provides a range of accredited degree, diploma and certificate programs in high growth, high demand career fields on an affordable and easily accessible basis. Students can acquire a quality education with flexible start dates and self-paced online study at a price that is lower than tuition fees charged by most of our competitors.

•

Increased Ability to Grow Through Partnerships. Penn Foster enhances our ability to increase revenues through partnerships with educational institutions (including not-for-profit institutions), professional and trade organizations and others. For example, we recently announced plans to form an online post-secondary education venture with The National Labor College, the AFL-CIO’s accredited higher education institution, to provide high quality, affordable online courses to the AFL-CIO’s 11.5 million union members and their families. In addition, we believe that there are significant opportunities to leverage the brand and reputation of The Princeton Review in secondary education to attract new students to Penn Foster High School.

•

Enhanced Revenue Diversification and Visibility. We believe that the acquisition of Penn Foster enhances the diversification and visibility of our revenues. Penn Foster’s focus on the post-secondary education market complements our established presence in secondary education and our post-secondary and graduate school test products. In addition, the year-round enrollments for Penn Foster’s post-secondary students increase the revenue visibility of our business and help offset the seasonality in our test preparation business.

We currently operate through our Test Preparation Services, Penn Foster and Supplemental Educational Services (“SES”) divisions.

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

The Test Preparation Services division accounted for 77% of our overall revenue in the year ended December 31, 2009, and historically has accounted for the majority of our overall revenue. As a result of the acquisition of Penn Foster, we expect Test Preparation Services revenue to constitute between 40% and 60% of our total revenue.

Supplemental Educational Services Division

The Supplemental Educational Services (“SES”) division provides state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country which receive funding under the No Child Left Behind Act of 2001 (“NCLB”). In the fourth quarter of 2009 we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as generally later program start dates and greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there is increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. We currently believe that while revenues will decline in 2010, we can continue to operate this business at approximately break-even in the current climate, but we are carefully monitoring developments in the SES regulatory framework, and we will continue to evaluate the extent of our participation in this business.

Penn Foster Division

The Penn Foster division offers academic programs through three primary educational institutions – Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. All course materials and supplies are mailed to students and are available online (except third-party textbooks). Students are given access to a homepage from which they can access online study guides, view financial and academic records, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

Discontinued Businesses

The Company’s former K-12 Services division provided a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the K-12 Services division is presented as a discontinued operation in this Form 10-K. In December 2008, the Company signed a definitive agreement to sell the K-12 assets to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. As a result of the Company’s commitment to dispose of the division and the CORE sale agreement, a $5.4 million impairment charge was recognized in 2008 to reduce the carrying value of the assets of the K-12 business to their estimated fair value, less costs to dispose. On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE. The aggregate consideration for the sale consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of $2.3 million, which represented the net working capital of the K-12 Services division as of the closing date, which was finalized and paid on October 7, 2009. As a result of this sale, a $3.2 million gain was recognized in 2009.

Until February 2007, the Company’s former Admissions Services division derived most of its revenue from the sale of web-based admissions and related application management products to educational institutions (“Higher Education Technology Services”). In February 2007, we sold our web-based admissions and application management business for $7.0 million in cash and a potential earn-out of up to $1.25 million. In connection with the sale of the Higher Education Technology Services business, financial results associated with this business were reclassified as discontinued operations. In connection with this transaction, two other businesses operated by this division (college counseling and admissions publications) were transferred to the K-12 Services (now classified as discontinued operations) and Test Preparation Services divisions, respectively. The only remaining business operated by the former Admissions Services division was providing higher education marketing services to post secondary schools. In April 2007, we outsourced the business of selling these marketing services to post secondary schools to Higher Edge Marketing, Inc. (“Higher Edge”). Under this new arrangement, the sales and customer support functions related to this business are to be performed by Higher Edge and we are responsible solely for the fulfillment function. Accordingly, all of the remaining employees in this division were transferred to other divisions, or terminated and re-hired by Higher Edge. Higher Edge contracts with post secondary schools directly and is required to pay us a royalty on the fees it receives from post secondary schools for marketing services. Financial results associated with admissions publications and marketing services, including any royalties from Higher Edge previously reported in the Admissions Services division have been reclassified for all periods presented into Test Preparation Services. College counseling services previously reported in the Admissions Services division have been reclassified for all periods and are presented within K-12 Services (now classified as discontinued operations).

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Revenue:
Test Preparation Services	$110,414	$108,454	$1,960	2%
SES Services	27,620	30,320	(2,700)	(9)%
Penn Foster	5,485	—	5,485	100%

Total revenue	143,519	138,774	4,745	3%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	55,998	51,147	4,851	9%
Selling, general and administrative	78,579	78,899	(320)	0%
Depreciation and amortization	8,347	4,665	3,682	79%
Restructuring	7,711	2,233	5,478	245%
Acquisition expenses	2,984	—	2,984	100%

Total operating expenses	153,619	136,944	16,675	12%
Operating (loss) income from continuing operations	(10,100)	1,830	(11,930)	(652)%

Interest expense	(2,565)	(1,005)	(1,560)	155%
Interest income	36	373	(337)	(90)%
Other (expense) income, net	(517)	81	(598)	(738)%
Provision for income taxes	(756)	(1,463)	707	(48)%

Loss from continuing operations	$(13,902)	$(184)	$(13,718)	7,455%

Revenue

For the year ended December 31, 2009, total revenue increased by $4.7 million, or 3%, from $138.8 million in 2008 to $143.5 million in 2009.

Test Preparation Services revenue increased by $2.0 million, or 2%, to $110.4 million in 2009 from $108.5 million in 2008. This increase is primarily due to incremental revenue of $9.0 million from domestic franchises acquired during 2008 and $2.0 million from new institutional contracts. This increase in revenue is partially offset by a $1.7 million reduction in franchise fees as a direct result of the same franchise acquisitions and a $616,000 reduction in non-franchise licensing revenue due to the termination of a contract with a marketing partner that filed for bankruptcy. The increase is further offset by a decrease of $6.7 million due primarily to lower classroom-based and tutoring revenues during the year ended December 31, 2009.

Increases in classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower-priced services. Organic tutoring revenues declined due to lower enrollments and a shift towards lower priced tutoring packages. We expect these pricing and enrollment trends to continue through 2010.

SES revenues decreased by $2.7 million, or 9%, to $27.6 million in 2009 from $30.3 million in 2008. Revenue from regions we operated in for all of 2008 declined by $7.3 million due to declining enrollments and contract delays during the first half of the 2009-2010 school year due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that have developed and offered internally developed SES programs. These decreases were partially offset by $4.6 million of revenue growth in our new operating regions that were established during 2008.

Penn Foster revenues of $5.5 million primarily represent tuition sales from individual students enrolled and completing exams for the period from December 7, 2009, the date we acquired Penn Foster, through December 31, 2009.

Cost of goods and services sold

For the year ended December 31, 2009, total cost of goods and services sold increased by $4.9 million, or 9%, to $56.0 million in 2009 from $51.1 million in 2008.

Test Preparation Services cost of goods and services sold increased by $2.4 million, or 6%, to $40.0 million in 2009 from $37.5 million in 2008. This increase is primarily due to incremental costs of $3.7 million related to the 2008 acquisitions. Excluding the impact of franchises acquired, cost of revenue decreased by $1.3 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin during the year for the Test Preparation Services division decreased slightly from 65% to 64%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed.

SES cost of goods and services sold increased by $593,000, or 4%, to $14.2 million in 2009 from $13.6 million in 2008. Despite the reduction in revenue for the year, the increase in costs of goods and services sold was primarily due to the additional operating regions in the 2008-2009 school year that were not included in the results for the year ended December 31, 2008. Gross margin during the period for the SES Services division decreased from 55% to 49% due primarily to lower gross margins in new operating regions as average students per class in new regions were lower than existing regions as of the year ended December 31, 2008, as well the negative impact of lower revenues in existing regions.

Penn Foster cost of goods and services sold of $1.9 million primarily represents course materials and education, distribution and customer service costs for the period from December 7, 2009 through December 31, 2009.

Selling, General and Administrative Expenses

For the year ended December 31, 2009, selling, general and administrative expenses decreased by $320,000, or less than 1%, to $78.6 million from $78.9 million in 2008.

Test Preparation Services selling, general and administrative expenses increased by $2.1 million, or 4%, to $51.1 million in 2009 from $48.9 million in 2008. This increase is primarily due to incremental expenses related to the 2008 franchise acquisitions, partially offset by a reduction in expenses due to lower advertising and compensation expense.

SES selling, general and administrative expenses decreased by $256,000, or 2%, to $12.8 million in 2009 from $13.1 million in 2008. The decrease is primarily attributable to lower compensation expense and cost reductions as a result of the decline in revenue.

Penn Foster selling, general and administrative expenses of $2.4 million primarily represent advertising, promotional, marketing and administrative costs for the period from December 7, 2009 through December 31, 2009.

Corporate expenses decreased $4.6 million or 27%, to $12.3 million in 2009 from $16.9 million in 2008 primarily due to reductions in corporate headcount as a result of our restructuring initiatives and reduced incentive compensation expense. This decrease is partially offset by increased professional service fees attributed to our outsourced information technology function. Refer to our discussion on restructuring charges below.

Depreciation and amortization

For the year ended December 31, 2009, depreciation and amortization expense increased by $3.7 million, or 79%, to $8.3 million from $4.7 million in 2008. The increase is primarily the result of $1.8 million of new depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009 coupled with a full year of depreciation and amortization on the acquired fixed and intangible assets of the TSI, SoCal and Pittsburgh franchises which were acquired in March 2008, July 2008 and October 2008, respectively. Due to the acquisition of Penn Foster and ongoing technology investments, we expect depreciation and amortization expense to increase by approximately $25.0 million in 2010.

Restructuring

For the year ended December 31, 2009, restructuring charges were $7.7 million as compared to $2.2 million in 2008. The increase is attributed to two restructuring initiatives that were commenced during the year. In the first quarter of 2009, we announced and commenced an initiative to outsource our information technology operations, transfer the majority of remaining corporate functions located in New York City to offices located near Boston, Massachusetts, and simplify our management structure following the sale of the K-12 Services division. This initiative resulted in $5.4 million of restructuring charges, primarily related to employee severance and termination benefits and external transition fees and duplicative costs associated with the transition of information technology operations to a third party. Substantially all cash payments associated with this initiative were made by the end of 2009.

Following our acquisition of Penn Foster on December 7, 2009, we announced and commenced a restructuring initiative in the fourth quarter of 2009 that involves the consolidation of our real estate portfolio and certain operations, the reorganization of our management structure and the elimination of certain duplicative assets and functions. In conjunction with this initiative, certain senior management roles were eliminated and on December 17, 2009, we notified certain employees of our intention to close our administrative office in New York City by March 31, 2010. We incurred restructuring charges of $2.3 million for this initiative related to employee severance and termination benefits. We expect to make all cash payments associated with these charges by the end of the fourth quarter of 2010. In addition, we expect to incur additional restructuring charges in 2010 related to lease termination costs associated with the New York City facility closure and the elimination of additional duplicative assets and functions as we further integrate Penn Foster and our existing business structure.

Restructuring charges for the year ended December 31, 2008 related to an initiative that was announced and commenced in the third quarter of 2007, continuing through the third quarter of 2008, related to the relocation of our finance and some legal operations from New York City to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission. The Company incurred restructuring charges of $2.2 million for this initiative during the year ended December 31, 2008, primarily related to employee severance and termination benefits. Substantially all cash payments associated with this initiative were made by the end of the third quarter of 2008.

Acquisition expenses

Acquisition expenses for the year ended December 31, 2009 of $3.0 million consist of advisory, legal, document filing and accounting fees associated with the acquisition of Penn Foster.

Interest expense

Interest expense increased by $1.6 million, or 155%, to $2.6 million in 2009 from $1.0 million in 2008 primarily as a result of the Penn Foster financing activities described in “Liquidity and Capital Resources” and in Note 7 to our consolidated financial statements included herein. Interest expense from the financings undertaken to fund the Penn Foster acquisition totaled $1.8 million for the period from the December 7, 2009 acquisition to December 31, 2009. We expect total interest expense for 2010 to be approximately $26.3 million as a result of the acquisition financing.

Interest income

Interest income decreased by $337,000, or 90%, to $36,000 in 2009 from $373,000 in 2008 due primarily to higher average cash balances during the year ended December 31, 2008.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2009 includes a charge of $878,000 related to a prepayment premium fee and the write-off of unamortized debt issuance costs related to the retirement and cancelation of the Wells Fargo credit facility on December 7, 2009. This charge was offset in part by $100,000 of income recognized from the change in fair value of our embedded derivatives and $169,000 of income recognized from additional proceeds received from the sale of stock in a private investment that occurred in September 2008. Other income (expense), net for the year ended December 31, 2008 was not significant.

Income Taxes

During 2008 and 2009 we continued to record a valuation allowance against the deferred tax assets net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. We will continue to record such allowances until we have established a reasonable history of generating pre-tax income coupled with an expectation of generating future pre-tax profits which substantiate an ability to recover net deferred tax assets. Accordingly, any tax benefit or provision we have recorded in 2009 or 2008 relates primarily to deferred taxes due to the temporary difference related to tax-deductible amortization of goodwill which cannot be expected to reverse in the foreseeable future, taxes on income related to our Canadian operations, withholding tax on income from foreign franchisees, and state taxes.

For the year ended December 31, 2009, the provision for income taxes decreased by $707,000 to $756,000, from $1.5 million for the year ended December 31, 2008. The decrease is mainly a result of the utilization of losses generated by continuing operations to offset income from discontinued operations. The effective rate differs from the federal statutory rate of 34% due to our inability to record a tax benefit on our losses generated in the United States, differences in foreign tax rates, and the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Comparison of Years Ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2007
Revenue:
Test Preparation Services	$108,454	$93,417	$15,037	16%
SES Services	30,320	17,197	13,123	76%

Total revenue	138,774	110,614	28,160	25%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	51,147	41,615	9,532	23%
Selling, general and administrative	78,899	78,331	568	1%
Depreciation and amortization	4,665	4,330	335	8%
Restructuring	2,233	8,853	(6,620)	(75)%
Impairment of investment	—	1,000	(1,000)	(100)%

Total operating expenses	136,944	134,129	2,815	2%
Operating income (loss) from continuing operations	1,830	(23,515)	25,345	(108)%

Interest expense	(1,005)	(1,232)	227	(18)%
Interest income	373	884	(511)	(58)%
Other income (expense), net	81	(7,558)	7,639	(101)%
(Provision) benefit for income taxes	(1,463)	605	(2,068)	(342)%

Loss from continuing operations	$(184)	$(30,816)	$30,632	(99)%

Revenue

For the year ended December 31, 2008, total revenue increased by $28.2 million, or 25%, to $138.8 million in 2008 from $110.6 million in 2007.

Test Preparation Services revenue increased by $15.0 million, or 16%, to $108.5 million in 2008 from $93.4 million in 2007 primarily due to $18.6 million of incremental revenue from domestic franchises acquired during 2008, as described above, and the full year impact of the Providence, Rhode Island and Amherst, Massachusetts franchise acquisitions of October 2007. This increase was offset by a $4.0 million reduction in franchise fees as a direct result of the franchise acquisitions noted. The remaining increase in Test Prep Services’ revenue is the net impact of organic revenue growth from tutoring and institutional contracts, partially offset by lower enrollments for classroom-based services.

SES revenues increased by $13.1 million, or 76%, to $30.3 million in 2008 from $17.2 million in 2007. This increase is due to $8.3 million of revenue from program expansions in existing markets and $4.8 million from entry into nine new markets in 2008.

Cost of goods and services sold

For the year ended December 31, 2008, total cost of goods and services sold increased by $9.5 million, or 23%, to $51.1 million in 2008 from $41.6 million in 2007.

Test Preparation Services cost of goods and services sold increased by $3.4 million, or 10%, to $37.5 million in 2008 from $34.1 million in 2007 due primarily to incremental costs of $5.4 million related to the 2008 acquisitions and the full year impact of the October 2007 acquisitions. Excluding the impact of franchises acquired, cost of goods and services sold decreased by $2.0 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin increased to 65% in 2008 from 63% in 2007 primarily as a result of the operating efficiencies described above.

SES cost of goods and services sold increased by $6.1 million, or 81%, to $13.6 million in 2008 from $7.5 million in 2007 as a direct result of the increase in revenue. Gross margin did not change materially, decreasing from 57% to 55%.

Selling, General and Administrative Expenses

For the year ended December 31, 2008, selling, general and administrative expenses increased by $568,000, or 1%, to $78.9 million from $78.3 million in 2007.

Test Preparation Services selling, general and administrative expenses increased by $5.6 million, or 13%, to $48.9 million in 2008 from $43.4 million in 2007. The increase is primarily related to the 2008 acquisitions and the full year impact of the October 2007 acquisitions, which collectively resulted in an increase of $7.3 million. Expenses related to operations we owned for all of 2007 and 2008 decreased by $1.7 million primarily as a result of increased focus on cost containment and operating efficiencies.

SES selling, general and administrative expenses increased by $5.1 million, or 65%, to $13.1 million in 2008 from $8.0 million in 2007. The increase is primarily attributable to additional personnel, facility and other costs necessary to support entry into nine new markets in 2008, and organic growth in existing markets.

Corporate expenses decreased $10.1 million or 38%, to $16.9 million in 2008 from $27.0 million in 2007 primarily due to temporary duplicative costs in 2007 resulting from moving the financial staff and duplicative hosting costs as we transitioned to a new facility as part of the restructuring initiated in 2007. Professional fees and duplicative hosting costs related to this transition were approximately $4.2 million. We did not incur similar expenses in 2008, thus reducing corporate expenses as compared to 2007. The remainder of the decrease is primarily due to reductions in corporate headcount associated with our efforts to reduce corporate expenses.

Depreciation and amortization

For the year ended December 31, 2008, depreciation and amortization expense increased by $335,000, or 8%, to $4.7 million from $4.3 million in 2007. The increase is primarily the result of depreciation and amortization on the acquired fixed and intangible assets of the TSI, SoCal and Pittsburgh franchises which were acquired in March 2008, July 2008 and October 2008, respectively.

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

Other income (expense), net

During 2007, other expense consisted primarily of a $7.6 million charge for the fair value of the embedded derivative and warrant related to the Series B-1 Preferred Stock retired in July 2007. Other income (expense), net for the year ended December 31, 2008 was not significant.

Income Taxes

During 2007 and 2008 we continued to record a valuation allowance against the deferred tax assets net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. We will continue to record such allowances until we have established a reasonable history of generating pre-tax income coupled with an expectation of generating future pre-tax profits which substantiate an ability to recover net deferred tax assets, which are primarily composed of net operating loss carryforwards. Accordingly, any tax benefit or provision we have recorded in 2009 or 2008 relates primarily to deferred taxes due to the temporary difference related to tax-deductible amortization of goodwill which cannot be expected to reverse in the foreseeable future, taxes on income related to our Canadian operations, withholding tax on income from foreign franchisees, and state taxes.

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

The income tax benefit of $605,000 recorded for the year ended December 31, 2007 was the result of the utilization of losses generated by continuing operations to offset income from discontinued operations, partially offset by the $682,000 tax provision related to tax-deductible amortization noted above.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity during the year ended December 31, 2009 were the net proceeds from financings related to our acquisition of Penn Foster, cash and cash equivalents on hand, cash flow generated from operations, cash proceeds from the sale of our K-12 Services division (a discontinued operation) and borrowings under our former revolving credit facility. Our primary uses of cash during the year ended December 31, 2009 were the Penn Foster acquisition, capital expenditures and repayments of borrowings under our former revolving and term loan credit facility. At December 31, 2009 we had $10.1 million of cash and cash equivalents and $10.0 million of unused borrowing capacity available under our new credit agreement. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million.

On December 7, 2009, we acquired Penn Foster for an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of approximately $6.2 million. To finance the acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric

Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock. The terms of these financings are described in greater detail following our discussion of operating, investing and financing activities below.

We expect our principal sources of funding for operating expenses, capital expenditures and debt service obligations during 2010 to be our current cash and cash equivalents, cash generated from operations, borrowings under our new credit facility and $10.0 million of proceeds from additional Series E Preferred Stock issued in March 2010. Our new debt financing agreements contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. We were in compliance with all covenants under our debt agreements as of December 31, 2009. Our ability to generate sufficient operating income and positive cash flows from operations to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of this Annual Report on Form 10-K.

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

Cash Flows from Operating Activities

Cash flows provided by operating activities from continuing operations for the year ended December 31, 2009 were $3.5 million as compared to cash used for operating activities of $3.7 million for the year ended December 31, 2008. The increase is primarily due to a decrease in fourth quarter cash expenditures relating to our declining SES business as compared to the quarter ended December 31, 2008, an increase in payables attributed to our expanding system upgrades, and improved collections in fourth quarter accounts receivable, as compared to the quarter ended December 31, 2008.

Cash flows used for operating activities for the year ended December 31, 2008 was $3.7 million as compared to $12.2 million for the year ended December 31, 2007. The reduction in cash flows used for operating activities in 2008 was primarily the result of positive operating income in 2008 of $1.8 million as compared to a $23.5 million operating loss in 2007. The cash flow benefits from revenue growth and cost reductions in 2008 were offset by $6.5 million of restructuring payments and, to a lesser extent, growth in SES revenue which did not convert to cash in 2008.

Cash Flows from Investing Activities

Cash flows used for investing activities from continuing operations during the years ended December 31, 2009, 2008 and 2007 were $178.6 million, $33.3 million and $5.7 million, respectively. In 2009, $169.4 million of cash was expended primarily for the acquisition of Penn Foster (net of cash acquired) as compared to $28.6 million and $2.9 million, respectively, of cash expended to acquire existing domestic franchises in 2008 and 2007. In addition, the Company increased cash expended for the development of internal use software to $8.4 million in 2009, as compared to $4.4 million and $797,000 in 2008 and 2007, respectively. The Company expects to invest approximately $12.0 million in capital expenditures in 2010, primarily related to the development of internal use software to improve our customer support technology and to expand our online offerings.

Cash Flows from Financing Activities

Cash flows provided by financing activities from continuing operations during the years ended December 31, 2009, 2008 and 2007 were $167.7 million, $19.4 million and $26.8 million, respectively. On December 7, 2009, the net proceeds received from the Penn Foster financings, after deducting fees paid to lenders and investors, were (i) $36.6 million under the credit agreement entered into with General Electric Capital Corporation (ii) $49.6 million under the senior subordinated note purchase agreement entered into with Sankaty and Falcon, (iii) $24.8 million under the securities purchase agreement entered into with Sankaty and Falcon, (iv) $39.7 million under the bridge note purchase agreement entered into with Sankaty, and (v) $38.4 million from the issuance of 40,000 shares of Series E Preferred Stock. In addition to fees paid to lenders and investors, the Company expended $1.5 million for debt issuance costs relating to legal, accounting and transaction advisory fees associated with the new debt facilities. Refer below for additional information on the Penn Foster financings. During 2009, we also received $4.5 million of proceeds from borrowings under our Wells Fargo revolving line of credit to fund short term working capital needs. With $7.1 million of proceeds from the Penn Foster financings, $9.5 million of proceeds from the sale of our K-12 Services division (a discontinued operation), $169,000 of additional proceeds from the sale of stock in a private investment that occurred in September 2008, and $6.7 million of cash from operations, we repaid all outstanding term and revolving obligations under our Wells Fargo credit facility. On December 7, 2009, we terminated the Wells Fargo credit facility.

During the year ended December 31, 2008, the primary source of cash from financing activities was $20.0 million of proceeds from our 2008 Wells Fargo credit facility. During the year ended December 31, 2007, the primary source of cash from financing activities was $56.0 million from the July 2007 issuance of the Series C preferred stock. The net proceeds from the Series C preferred stock were used in part to repay $15.0 million outstanding under a credit facility established in 2006 and in part to redeem $13.8 of Series B-1 preferred stock.

Cash Flows from Discontinued Operations

Cash flows provided by discontinued operations for the years ended December 31, 2009, 2008 and 2007 were $8.4 million, $1.9 million and $5.8 million, respectively. Cash provided by discontinued operations in 2009 included $10.1 million of net cash proceeds from the sale of the K-12 Services division on March 12, 2009 and cash provided by discontinued operations in 2007 included $7.0 million of net cash proceeds from the sale of certain assets of the Admission Services division on February 16, 2007. Operating and other investing cash activities from discontinued operations for the years ended December 31, 2009, 2008 and 2007 primarily relate to the pre-sale operations and capital expenditure activity of our K-12 Services division.

GE Capital Senior Credit Facilities

On December 7, 2009, concurrent with the Penn Foster acquisition described in Note 2 to the accompanying financial statements, the Company entered into a credit agreement with General Electric Capital Corporation, as administrative agent (“GE Capital”) and any financial institution who thereafter becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which GE Capital agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a five year $40.0 million senior secured term loan and $10.0 million senior secured revolving credit facility. At closing, the Company drew down the full amount of the term loan and used the net proceeds of $36.6 million (after deducting lender fees) to fund a portion of the Penn Foster acquisition and to prepay indebtedness under the Company’s previous credit facility. As of December 31, 2009, the Company had no amounts outstanding under the revolving credit facility.

Borrowings under the Senior Credit Facilities bear interest through the five-year maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans is 5.5% or 6.0% per annum, based on the total leverage ratio (as defined), with a LIBOR floor of 2.0%. The applicable margin for base rate loans is 4.5% or 5.0%, based on the total leverage ratio (as defined). The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit. The interest rate in effect under the term loan for the period from December 7, 2009 to December 31, 2009 was 8.25%. The effective interest rate on the term loan when factoring in the lender fee discount is approximately 10.0%.

The Credit Agreement provides for quarterly amortization payments beginning on March 20, 2010 of $1.0 million through December 20, 2011, $1.5 million from March 20, 2012 through December 20, 2012, and $2.0 million beginning March 20, 2013 through maturity. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances.

The Company’s obligations under the Senior Credit Facilities are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. In addition, the obligations under the Senior Credit Facilities and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries, and by a pledge of 66% of the equity interests of the Company’s direct foreign subsidiaries, subject to limited exceptions.

In addition to other covenants, the Credit Agreement places limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Credit Agreement also contains events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $14.5 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the loans under the Credit Agreement are subject to early maturity if the Bridge Notes (as defined below) are not repaid within two and a half years of the closing of the facilities.

Bridge Notes

On December 7, 2009, the Company entered into a bridge note purchase agreement (the “Bridge Note Purchase Agreement”) in which the aggregate principal amount of approximately $40.8 million of Bridge Notes were purchased. The Company used the net proceeds of $39.7 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

The Bridge Notes bear interest at 15.5% per annum for the first 12 months and 17.5% per annum thereafter, all of which is payable in cash on a quarterly basis beginning on March 31, 2010, or upon prepayment if earlier. The Bridge Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Bridge Notes when factoring in discounts is 18.4%.

The Bridge Notes mature on December 7, 2012, unless otherwise prepaid or accelerated. The Bridge Note Purchase Agreement contains provisions which require the Company to make mandatory prepayments on the Bridge Notes, subject to specified exceptions, with the proceeds of asset sales, debt and specified equity issuances and changes of control.

Upon an optional prepayment made by the Company, the Bridge Notes are due at par prior to December 7, 2010. The prepayment redemption price of the Bridge Notes is 102% times the outstanding principal amount from December 8, 2010 to June 7, 2011, a redemption price of 103% times the outstanding principal amount from June 8, 2011 to December 7, 2011, a redemption price of 104% times the outstanding principal amount from December 8, 2011 to June 7, 2012, and thereafter at a redemption price of 105% times the outstanding principal amount.

In the event of a change of control of the Company occurring prior to December 7, 2011, the Company would be required to pay a change of control premium that would be equal to all interest and fees that would have been due from the date of the change of control through the 24 month anniversary of the closing date, discounted at a rate equal to the Treasury Rate in effect plus 0.50% plus 102% outstanding principal. The provision requiring prepayment upon a change of control constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Bridge Notes was $78,000 which was subtracted from the original carrying amount of the Bridge Notes and reflected as a debt discount, and also increased long-term liabilities by $78,000. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2009, the fair value of the embedded derivative was $62,000 and the Company recorded a $16,000 gain in other income (loss), net in the accompanying statement of operations for the year ended December 31, 2009.

The Bridge Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. The Bridge Notes and the guarantees are secured by a second lien on substantially all of the Company’s tangible and intangible property, by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries, and by a pledge of 66% of the equity interests of the Company’s direct foreign subsidiaries, subject to limited exceptions.

In addition to other covenants, the Bridge Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Bridge Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined)

to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $16.0 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Bridge Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable.

Senior Subordinated Notes

On December 7, 2009, the Company entered into a senior subordinated note purchase agreement (the “Senior Note Purchase Agreement”) which the aggregate principal amount of approximately $51.0 million senior subordinated notes of the Company (the “Senior Notes”) were purchased. The Company used the net proceeds of $49.6 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

The Company’s obligations under the Senior Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries.

The Senior Notes bear interest at 17.5% per annum, of which 13% is payable quarterly in cash and 4.5% is payable quarterly in kind or, at the Company’s option, in cash. The Senior Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Senior Notes when factoring in discounts is 18.2%.

The Senior Notes mature on June 7, 2015, unless otherwise prepaid or accelerated. The Senior Note Purchase Agreement contains various provisions which require the Company to make mandatory prepayments on the Senior Notes, subject to specified exceptions, with the proceeds of asset sales, debt and specified equity issuances and changes of control.

In the event of a change of control occurring prior to the 24 month anniversary of the closing date of the Senior Notes, an additional premium is due equal to all interest and fees that would have been due from the date of the change of control through the 24 month anniversary of the closing date, discounted at a rate equal to the Treasury rate in effect plus 0.50% plus 102% of the principal amount outstanding. In the event of a prepayment upon a change of control occurring after the 24 month anniversary of the closing date, the change of control premium is equal to 101% of the principal amount outstanding.

In the event of a prepayment upon an asset sale or debt and specified equity issuances prior to the 30 month anniversary of the closing date, the prepayment premium is equal to all interest and fees that would have been due from the date of the prepayment through the 30 month anniversary of the closing date, discounted at a rate equal to the Treasury rate in effect plus 0.50% plus 102% of the principal amount outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 30 month anniversary of the closing date and on or before the 42 month anniversary of the closing date, the prepayment premium will be equal to 2% of the principal balance then outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 42 month anniversary of the closing date and on or before the 54 month anniversary of the closing date, the prepayment premium will be equal to 1% of the principal balance then outstanding. There is no prepayment premium due in the event of a prepayment upon an asset sale or debt and specified equity issuances after the 54 month anniversary of the closing date.

The provisions requiring mandatory prepayments due upon a change of control, an asset sale and debt and specified equity issuances constitute a compound embedded derivative that is being accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Senior Notes was $526,000 which was subtracted from the original carrying amount of the Senior Notes and reflected as a debt discount, and also increased long-term liabilities by $526,000. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2009, the fair value of the embedded derivative was $489,000 and the Company recorded a $37,000 gain in other income (loss), net in the accompanying statement of operations for the year ended December 31, 2009.

In addition to other covenants, the Senior Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Senior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $16.7 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Senior Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable. The Senior Note Purchase Agreement also grants the holders of the Senior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

Junior Notes

On December 7, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) in which the aggregate principal amount of approximately $25.5 million of junior subordinated notes of the Company (the “Junior Notes”) were purchased. The holders of the Junior Notes received an aggregate of 4,275 shares of Series E Non-Convertible Preferred Stock of the Company (the “Series E Preferred Stock”). The terms of the Series E Preferred Stock are more fully described below and in Note 9 of the accompanying financial statements. The Company used the net proceeds of $24.8 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

The gross offering proceeds of $25.5 million were allocated between the Junior Notes ($21.2 million) and the Series E Preferred Stock ($4.3 million) based on their relative fair values. The value ascribed to the Series E Preferred Stock is reflected as a discount to the Junior Notes in the accompanying December 31, 2009 balance sheet and is being amortized to interest expense utilizing the effective interest method over the applicable term of 6.5 years.

The Company’s obligations under the Junior Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries.

The Junior Notes mature on June 7, 2016, unless otherwise prepaid or accelerated pursuant to the terms thereof. The Junior Notes bear interest at 17.5% per annum, all of which is payable quarterly in kind. The interest rate applicable to the Junior Notes will increase to 18.5% per annum upon an event of default under the Senior Notes that remains uncured for 45 days. In addition, the Junior Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default, which may be increased by 0.5% for each 6 month period that such event of default shall remain uncured. The effective interest rate on the Junior Notes when factoring in discounts is 21.4%.

The Company may not prepay the Junior Notes prior to June 6, 2011. The Company has the option to prepay the Junior Notes at a redemption price of 1.9 times the outstanding principal amount from June 7, 2011 to December 6, 2012, a redemption price of 2.4 times the outstanding principal amount from December 7, 2012 to December 6, 2013, and thereafter at a redemption price of 102% of the principal plus all accrued interest on the Junior Notes.

The Company is required to redeem the Junior Notes upon the election of a majority of the holders of the Junior Notes (i) if the ratio of consolidated total debt to consolidated adjusted EBITDA exceeds 6.00 to 1 at any time after the Senior Notes cease to be outstanding or (ii) upon a change of control or other liquidation event of the Company. The redemption price for a mandatory redemption is equal to the outstanding principal amount plus accrued interest on the Junior Notes, except that, in the case of a redemption for a change of control or other liquidation event of the Company within 18 months of the closing, the redemption price will be 1.9 times the original aggregate amount of the Junior Notes. The provision for prepayment due upon the holders’ election to redeem the Junior Notes constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of the embedded derivative upon the issuance of the Junior Notes was $1.0 million and was subtracted from the original carrying amount of the Junior Notes and reflected as a debt discount, and also increased long-term liabilities by $1.0 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2009, the fair value of the embedded derivative was $967,000 and the Company recorded a $47,000 gain in other income (loss), net in the accompanying statement of operations for the year ended December 31, 2009.

In addition to other covenants, the Junior Notes place limits on the Company and its subsidiaries’ ability to, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Junior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including a financial covenant requiring the Company to maintain a ratio of consolidated total debt to consolidated adjusted EBITDA ratio of less than 6.00 to 1 at any time after the Senior Notes cease to be outstanding. Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Junior Notes to declare all amounts thereunder, together with accrued interest and fees, to be immediately due and payable. The Securities Purchase Agreement also grants the holders of the Junior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

Series E Preferred Stock

On December 7, 2009, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., BCVI-TPR Integral L.P. and their affiliates, Prides Capital Fund I LP, RGIP, LLC and Falcon and its affiliates (collectively, the “Series E Purchasers”), providing for the conversion of all of the outstanding shares of Series C Convertible Preferred Stock (60,000 shares) of the Company (the “Series C Preferred Stock”) into 54,000 shares of Series E Non-Convertible Preferred Stock of the Company (the “Series E Preferred Stock”) and the issuance and sale of an additional $40.0 million of Series E Preferred Stock (40,000 shares) at a purchase price of $1,000 per share. The Company completed the issuance of the Series E Preferred Stock simultaneously with the execution of the transaction documents. Immediately following the closing of the issuance of the Series E Preferred Stock, the Company filed a Certificate of Elimination eliminating the Series C Preferred Stock.

The excess of the carrying amount of the Series C Preferred Stock on December 7, 2009 ($67.3 million) over the fair value of the Series E Preferred Stock received in the conversion ($54.0 million) was recognized as earnings available to common shareholders in the accompanying statement of operations for the year ended December 31, 2009. The Company used the net cash proceeds from the issuance and sale of 40,000 shares of Series E Preferred stock ($38.4 million after deducting issuance costs) to fund the Penn Foster acquisition.

As discussed in Note 7 to the accompanying financial statements, the holders of the Junior Notes received an aggregate of 4,275 shares of Series E Preferred Stock for no additional consideration. The Junior Notes gross offering proceeds of $25.5 million were allocated between the Junior Notes ($21.2 million) and the Series E Preferred Stock ($4.3 million) based on their relative fair values.

The rights of the Series E Preferred Stock include the following:

Conversion. The Series E Preferred Stock will become convertible into shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”) upon shareholder approval under the applicable rules of the NASDAQ Global Market. If such approval is obtained within twelve months of issuance, such conversion is mandatory. If stockholder approval for the conversion of the Series E Preferred is obtained after December 7, 2010, then the Series E Preferred Stock will become convertible into shares of Series D Preferred (i) at any time thereafter at the option of a holder of Series E Preferred Stock or (ii) automatically upon election of a majority of the outstanding shares of Series D Preferred Stock and Series E Preferred. The shares of Series E Preferred are convertible into shares of Series D Preferred at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share (subject to adjustment in certain customary circumstances).

Accumulating Rate of Return. The holders of Series E Preferred Stock are entitled to receive an accumulating rate of return of 8% during the first year, and 12% per year thereafter. The accumulating rate of return is payable in cash only upon a liquidation or redemption. In addition, upon any conversion of Series E Preferred Stock into Series D Preferred Stock, the holders of Series E Preferred Stock are entitled to an accumulating rate of return of 8% during the first year and 16% per year thereafter. In the event the Board of Directors declares a dividend payable upon the Company’s common stock, the holders of Series E Preferred shall be entitled, in addition to its accumulating rate of return, an amount of dividends that would be payable on the number of shares of common stock into which the Series E Preferred is deemed convertible.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series E Preferred Stock will be paid out of the assets of the Company available for distribution to stockholders before any payment shall be paid to the holders of common stock (and pari passu with any shares of Series D Preferred Stock), an amount equal to the greater of (i) $1,000 plus an 8% accumulating rate of return for the first year and 12% thereafter, or (ii) the amount that would be payable in respect of the shares of common stock into which each share of Series E Preferred Stock would be deemed convertible into if all outstanding shares of Series E Preferred Stock were converted into the number of shares of common stock immediately prior to such liquidation event into which the Series E Preferred Stock is then deemed to be convertible by dividing (i) $1,000 plus the accumulating rate of return thereon by (ii) the conversion price (initially $4.75 per share subject to adjustment in certain customary circumstances) in effect at the time of conversion (the “Series E Preferred Stock Deemed Conversion Ratio”).

Mandatory Redemption. Pursuant to the Purchase Agreement, the Company is obligated to use its reasonable best efforts to obtain stockholder approval of the conversion of the Series E Preferred Stock into shares of Series D Preferred Stock. If such approval is not obtained by December 7, 2011, upon the election of the holders of at least 10% of the Series E Preferred Stock, the Company will be required to redeem the Series E Preferred Stock in cash at a price per share equal to the last closing bid price at the time of such redemption as reported on the market or exchange on which the common stock is listed on such redemption date multiplied by the Series E Preferred Stock Deemed Conversion Ratio. In addition, upon the request of holders of 10% or more of the outstanding shares of Series E Preferred, each holder of Series E Preferred shall have the right to require the Company to redeem all or a portion of such holder’s Series E Preferred, in cash, on or after December 7, 2016 at a price per share equal to the greater of (x) $1,000 plus the accumulating rate of return of 8.0% for the first year and 12.0% per year thereafter for all periods prior to such redemption and (y) the last closing bid price at the time of such redemption as reported on the market or exchange on which the common stock is listed on such redemption date multiplied by the Series E Preferred Stock Deemed Conversion Ratio.

Change in Control Redemption. Upon a change of control of the Company, each holder of Series E Preferred Stock may require the Company to redeem all or a portion of such holder’s Series E Preferred Stock, in cash, at a price per share equal to the greater of (x) $1,000 plus the accumulating rate of return of 8.0% for the first year and 12.0% per year thereafter for all periods prior to such redemption and (y) the last closing bid price at the time of such redemption as reported on the market or exchange on which the common stock is listed on such redemption date multiplied by the Series E Preferred Stock Deemed Conversion Ratio.

Voting Rights. The Series E Preferred Stock does not have any voting rights except as provided by law or as set forth in the Certificate of Designation for the Series E Preferred Stock. The Certificate of Designation for the Series E Preferred Stock provide for the right of the holders of Series E Preferred (and Series D Preferred to the extent issued upon conversion of the Series E Preferred Stock) to the exclusion of all other classes of the Company’s capital stock to elect two (2) individuals to serve on our board of directors.

Restrictions. The terms of the Series E Preferred (and Series D Preferred to the extent issued upon conversion of the Series E Preferred Stock) also contain certain restrictive provisions that are substantially the same as the restrictive provisions for the prior Series C Preferred Stock. These restrictive provisions prohibit the Company from, among other things, (i) creating or issuing any equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Series E Preferred Stock or Series D Preferred Stock; (ii) altering, amending or waiving the Certificate of Incorporation or By-laws in a manner that affects the rights, preferences or powers of the Series D Preferred Stock or Series E Preferred Stock; (iii) increasing or decreasing the number of authorized shares of Series D Preferred Stock or Series E Preferred Stock; (iv) declaring or paying any dividends on, or making any redemption of any capital stock, except for certain exceptions; (v) issuing any debt securities which are convertible into capital stock; (vi) except as set forth in the applicable Certificate of Designation, merging with or into or consolidating with any other person, except for mergers or consolidations involving the issuance of shares of capital stock or cash not exceeding the thresholds specified in the applicable Certificate of Designation, or engage in any change of control transaction or (vii) hiring, terminating or replacing the Company’s Chief Executive Officer.

The Series D Preferred Stock, if issued upon conversion of the Series E Preferred Stock, is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. Dividends on the Series D Preferred Stock will accrue and be cumulative at the rate of 8% per year, compounded annually, until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

Amended and Restated Investor Rights Agreement

On December 7, 2009, the Company entered into an Amended and Restated Investor Rights Agreement, by and among the Company, the Series E Purchasers, Sankaty Credit Opportunities IV, L.P. (“Sankaty”) and Mr. Michael J. Perik, pursuant to which the Company granted the Purchasers, Sankaty and Mr. Perik demand registration rights for the registration of the resale of the shares of common stock issued or issuable upon conversion of Series D Preferred Stock. The Amended and Restated Investor Rights Agreements amends and restates the Investor Rights Agreement dated July 23, 2007, by and among the Company and the holders of the Company’s Series C Preferred Stock. Any demand for registration must be made for at least 12.5% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Amended and Restated Investor Rights Agreement also grants the Series E Purchasers and Sankaty information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, our principal contractual obligations and commercial commitments consisted of long-term debt obligations, long-term office and classroom leases, severance agreements and capital leases of office equipment. As of December 31, 2009, we operated from leased premises in 28 states as well as Washington D.C., Canada and Puerto Rico.

The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2009.

	Payments due by period
	($ in millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$157.8	$4.4	$76.9	$—	$76.5
Cash interest expense	138.4	16.2	33.4	18.8	70.0
Capital lease obligations	0.6	0.2	0.3	0.1	—
Operating lease obligations	29.3	8.0	12.2	7.1	2.0
Severance and benefits cost	2.3	2.3	—	—	—
Minimum earn-out obligations	0.7	0.1	0.6	—	—

Total	$329.1	$31.2	$123.4	$26.0	$148.5

Long-term debt obligations primarily consist of the GE Capital credit facility term loan, the Senior Notes, the Junior Notes and the Bridge Notes described above under “Liquidity and Capital Resources”. The above table presents the Bridge Notes as being held to maturity (December 7, 2012), causing the GE Capital credit facility term loan to mature six months prior to the Bridge Notes maturity date. The obligations under the GE Capital credit facility term loan bear interest at a variable rate based upon, at our option, either LIBOR or the base rate, plus an applicable margin (as defined). For projections of our cash interest related to the GE Capital credit facility term loan, we have assumed an interest rate of 8.01% through its assumed accelerated maturity date of June 7, 2012.

The contractual obligations table above does not include $3.6 million of net unrecognized tax benefits at December 31, 2009 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. See Note 11 to our consolidated financial statements for further discussion on income taxes. The table above also does not include obligations under our information technology services agreement as we can terminate the agreement with six months written notice and the payment of a termination fee ranging from $1.5 million to $1.7 million plus other ancillary equipment costs.

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables once this issue becomes effective.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard became effective as of January 1, 2009 and the Company applied the provisions in connection with the acquisition of Penn Foster. See Note 2 to our consolidated financial statements included herein.

In March 2008, the FASB issued an accounting standard that requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. The standard also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The standard became effective for the Company beginning January 1, 2009 and did not have a significant impact on the Company’s financial statements.

In September 2006, an accounting standard was established for fair value measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. The standard requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued authoritative guidance that deferred the effective date of this standard to January 1, 2009 for all non-financial assets and liabilities except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). The standard remained effective on January 1, 2008 for financial assets and liabilities. The adoption of this standard resulted in additional footnote disclosures regarding certain financial assets and liabilities held by the Company. See Note 18 to the accompanying financial statements. The Company adopted the deferred portions of this standard on January 1, 2009, which had no impact on the Company’s results of operations or financial statement disclosures for the year ended December 31, 2009 as no fair value assessments requiring disclosure were made.

In December 2007, the FASB issued accounting standards that require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. The standard also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. The standard became effective as of January 1, 2009 and the Company applied the provisions in connection with the acquisition of Penn Foster. See Note 2 to our consolidated financial statements included herein.

In December 2007, the FASB issued an accounting standard that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. The standard became effective for the Company beginning January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures. We evaluate our policies and estimates on an ongoing basis, including those related to the collectability of our accounts receivable balances, which impacts bad debt write-offs; recoverability of goodwill, which impacts goodwill impairment expense; assessment of recoverability of long-lived assets, which primarily impacts operating expense when we record the impairment of assets or accelerate their depreciation; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; revenue recognition requirements, which impacts how and when we recognize revenue from our goods and services and the estimates we use to record stock-based compensation expense. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill Impairment

We perform our annual goodwill impairment review during the fourth quarter of each year, or more frequently when events or circumstances indicate that the asset might be impaired. We completed our annual impairment testing related to goodwill and determined that these assets were not impaired during 2009, 2008 and 2007. We use valuation techniques to estimate fair value which rely primarily on our historical and projected operating results and market information related to public companies we deem to have operations comparable to us. Projected operating results are consistent with estimates used in our budgeting and planning processes. Changes in our projected operating results or market information used in this analysis would affect our fair value estimates.

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

Income Taxes

Companies are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess the likelihood that we will realize our deferred tax assets and if recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.

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

Revenue Recognition

We are required to make estimates or judgments that are difficult or subjective primarily for institutional contracts that require us to provide more than one product or service and accordingly record revenue in accordance with an accounting standard that provides guidance for revenue arrangements with multiple deliverables. In accounting for multiple-element arrangements, we must estimate the accounting value attributable to the different contractual elements and determine the timing for recognition of each element. Revenue is allocated to each element based on our assessment of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar arrangements with unrelated parties that are not part of a multiple-element arrangement.

In addition, in our Penn Foster division we record revenue from sales to individual students as exams are completed at the expected rate per exam based on the division’s historical experience over a large homogenous population.

Restructuring

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

Stock Based Compensation

We record stock based compensation in accordance with an accounting standard that requires the measurement and recognition of compensation expense for all shared based payment awards made to employees and directors, including stock options, restricted stock and restricted stock units. The standard requires companies to recognize stock-based compensation awards granted to employees as compensation expense on a fair value method. Under the fair value recognition provisions of the standard, stock based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and changes in them could significantly impact the value of the option and hence compensation expense.

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flows because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. SES revenue is concentrated in the first and fourth quarters to more closely reflect the after school programs’ greatest activity during the school year. We expect that Penn Foster results will be less prone to seasonal fluctuations and will provide a steady stream of revenue, operating results and cash flows throughout the year.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk as a result of the outstanding debt under our Senior Credit Facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At December 31, 2009, our total outstanding term loan balance under the Senior Credit Facilities exposed to variable interest rates was $40.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $330,000. We do not carry any other variable interest rate debt.

Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our total revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Princeton Review, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Princeton Review, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2009 and 2008 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting under item 9(A), management has excluded Penn Foster from its assessment of internal control over financial reporting as of December 31, 2009 because the entity was acquired by the Company in a purchase business combination during the year ended December 31, 2009. We have also excluded Penn Foster from our audit of internal control over financial reporting. Penn Foster is a wholly-owned subsidiary whose total assets and total revenues represent 59% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Princeton Review, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of The Princeton Review, Inc. and Subsidiaries for the year ended December 31, 2007. Our audit of the basic financial statements includes the financial statement schedule listed in the index appearing under Item 8 for the year ended December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Princeton Review, Inc. and Subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

March 17, 2008 (except for Note 3,

as to which the date is

March 16, 2009)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$10,075	$8,853
Restricted cash and cash equivalents	626	615
Accounts receivable, net of allowance of $769 in 2009 and $1,105 in 2008	13,933	17,367
Other receivables, including $760 in 2009 and $2,363 in 2008 from related parties	6,721	2,689
Inventory	7,997	1,946
Prepaid expenses and other current assets	5,883	3,232
Deferred tax assets	12,920	671
Assets held for sale	—	4,019

Total current assets	58,155	39,392

Property, equipment and software development, net	33,310	14,646
Goodwill	186,518	84,584
Other intangibles, net	104,961	28,703
Other assets	6,863	1,466
Assets held for sale	—	5,705

Total assets	$389,807	$174,496

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,962	$1,496
Accrued expenses	23,047	10,971
Current maturities of long-term debt	4,597	3,283
Deferred revenue	32,887	19,198
Liabilities held for sale	—	4,650

Total current liabilities	66,493	39,598

Deferred rent	1,606	1,712
Long-term debt	142,072	17,488
Other liabilities	5,552	710
Deferred tax liability	31,499	5,912

Total liabilities	247,222	65,420
Series C Preferred Stock, $0.01 par value; no shares authorized, issued or outstanding and 60,000 shares authorized, issued and outstanding at December 31, 2009 and 2008, respectively	—	62,646
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized as of December 31, 2009; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Series E Preferred Stock, $0.01 par value; 98,275 shares authorized, issued and outstanding at December 31, 2009	97,326	—

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, undesignated, $0.01 par value; 4,601,725 and 4,940,000 shares authorized at December, 31, 2009 and 2008, respectively, none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,727,272 and 33,729,462 issued and outstanding at December 31, 2009 and 2008, respectively	337	337
Additional paid-in capital	174,935	164,153
Accumulated deficit	(129,625)	(117,239)
Accumulated other comprehensive loss	(388)	(821)

Total stockholders’ equity	45,259	46,430

Total liabilities and stockholders’ equity	$389,807	$174,496

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue
Test Preparation Services	$110,414	$108,454	$93,417
SES	27,620	30,320	17,197
Penn Foster	5,485	—	—

Total revenue	143,519	138,774	110,614

Operating expenses
Costs of goods and services sold (exclusive of items below)	55,998	51,147	41,615
Selling, general and administrative	78,579	78,899	78,331
Depreciation and amortization	8,347	4,665	4,330
Restructuring	7,711	2,233	8,853
Acquisition expenses	2,984	—	—
Impairment of investment	—	—	1,000

Total operating expenses	153,619	136,944	134,129
Operating (loss) income from continuing operations	(10,100)	1,830	(23,515)
Interest expense	(2,565)	(1,005)	(1,232)
Interest income	36	373	884
Other (expense) income, net	(517)	81	(7,558)

(Loss) income from continuing operations before income taxes	(13,146)	1,279	(31,421)
(Provision) benefit for income taxes	(756)	(1,463)	605

Loss from continuing operations	(13,902)	(184)	(30,816)

Discontinued operations
Loss from discontinued operations	(700)	(8,266)	(1,254)
Gain (loss) from disposal of discontinued operations	3,230	(240)	4,779
Provision for income taxes from discontinued operations	(1,014)	—	(1,452)

Income (loss) from discontinued operations	1,516	(8,506)	2,073

Net loss	(12,386)	(8,690)	(28,743)
Earnings to common shareholders from exchange of Series C to Series E preferred stock	13,255	—	—
Dividends and accretion on preferred stock	(5,308)	(4,695)	(2,232)

Loss attributed to common stockholders	$(4,439)	$(13,385)	$(30,975)

Earnings (loss) per share:
Basic and diluted
Loss from continuing operations	$(0.18)	$(0.15)	$(1.19)
Income (loss) from discontinued operations	0.04	(0.26)	0.07

Net loss attributed to common shareholders	$(0.13)	$(0.41)	$(1.11)

Weighted average shares used in computing income (loss) per share
Basic	33,728	32,409	27,877
Diluted	33,728	32,409	27,877

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	27,601	$276	$117,082	$(79,573)	$(324)	$37,461
Exercise of stock options	230	2	1,195	—	—	1,197
Stock-based compensation	463	5	5,162	—	—	5,167
Dividends on Series B-1 Preferred Stock	—	—	—	(233)	—	(233)
Dividends on Series C Preferred Stock	—	—	(1,999)	—	—	(1,999)
Comprehensive loss
Net loss	—	—	—	(28,743)	—	(28,743)
Change in unrealized foreign currency gain (loss)	—	—	—	—	54	54

Comprehensive loss	—	—	—	—	—	(28,689)

Balance at December 31, 2007	28,294	$283	$121,440	$(108,549)	$(270)	$12,904
Exercise of stock options	367	4	2,524	—	—	2,528
Vesting of restricted stock	94	1	—	—	—	1
Stock-based compensation	30	—	3,868	—	—	3,868
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(4,695)	—	—	(4,695)
Shares issued in conjunction with acquisitions	4,944	49	41,016	—	—	41,065
Comprehensive loss
Net loss	—	—	—	(8,690)	—	(8,690)
Change in unrealized foreign currency gain (loss)	—	—	—	—	(551)	(551)

Comprehensive loss	—	—	—	—	—	(9,241)

Balance at December 31, 2008	33,729	$337	$164,153	$(117,239)	$(821)	$46,430

Exercise of stock options	8	—	18	—	—	18
Vesting of restricted stock	25	—	—	—	—	—
Stock-based compensation	—	—	2,979	—	—	2,979
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	(4,609)	—	—	(4,609)
Exchange of Series C to Series E Preferred Stock	—	—	13,255	—	—	13,255
Dividends and accretion of issuance costs on Series E Preferred Stock	—	—	(699)	—	—	(699)
Shares received in settlement of note receivable	(35)	—	(162)	—	—	(162)
Comprehensive loss
Net loss	—	—	—	(12,386)	—	(12,386)
Change in unrealized foreign currency gain (loss)	—	—	—	—	433	433

Comprehensive loss	—	—	—	—	—	(11,953)

Balance at December 31, 2009	33,727	$337	$174,935	$(129,625)	$(388)	$45,259

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows provided by (used for) continuing operating activities:
Net loss	$(12,386)	$(8,690)	$(28,743)
Less: Income (loss) from discontinued operations	1,516	(8,506)	2,073

Loss from continuing operations	(13,902)	(184)	(30,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,465	2,397	2,516
Amortization	5,882	2,268	1,814
(Gain) loss on investments	(169)	(61)	1,000
Bad debt expense	245	138	1,543
Change in fair value of embedded derivatives	(100)	—	7,615
Deferred income taxes	116	857	682
Deferred rent	(106)	(218)	279
Stock based compensation	2,979	3,868	5,165
Non-cash interest	943	101	—
Loss from retirement of debt	733	—	—
Other, net	(122)	(160)	2,231
Net change in operating assets and liabilities, net of businesses and franchises acquired:
Accounts receivable and other receivables	4,282	1,155	(5,421)
Inventory	(597)	(322)	196
Prepaid expenses and other assets	620	(535)	661
Accounts payable and accrued expenses	656	(10,106)	1,792
Deferred revenue	(404)	(2,943)	(1,467)

Net cash provided by (used for) operating activities	3,521	(3,745)	(12,210)

Cash used for investing activities:
Purchases of furniture, fixtures, and equipment	(940)	(957)	(1,554)
Purchases of capitalized software	(8,420)	(4,391)	(797)
Restricted cash	(11)	290	(417)
Proceeds from equity investment sale	169	338	—
Acquisition of businesses and franchises, net of cash acquired	(169,425)	(28,607)	(2,921)

Net cash used for investing activities	(178,627)	(33,327)	(5,689)

Cash flows provided by financing activities:
Proceeds from issuance of long-term debt	114,204	—	—
Proceeds from borrowings under credit facilities	41,059	20,000	—
Proceeds from the sale of Preferred Stock, net of issuance cost (Series E in 2009, Series C in 2007)	38,352	—	55,952
Proceeds from exercise of options	18	2,528	1,200
Redemption of Series B-1 Preferred Stock	—	—	(13,796)
Payments of revolver and term loan obligations under credit facilities	(23,500)	(1,042)	(15,000)
Debt issuance costs	(1,517)	(1,023)	—
Capital lease payments	(189)	(255)	(623)
Dividends on Series B-1 Preferred Stock	—	—	(233)
Payment of notes payable related to franchise acquisitions	(724)	(783)	(740)

Net cash provided by financing activities	167,703	19,425	26,760

Effect of exchange rate changes on cash	241	(677)	268

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Total cash flows (used for) provided by continuing operations	$(7,162)	$(18,324)	$9,129

Cash flows from discontinued operations
Income (loss) from discontinued operations	1,516	(8,506)	2,073
Gain on disposal of discontinued operations	(3,230)	—	(4,779)
Other adjustments to reconcile net income (loss) to net cash provided by discontinued operating activities	348	11,030	5,198

Net cash (used for) provided by operating activities	(1,366)	2,524	2,492

Cash received from disposal of discontinued operations	10,113	—	7,000
Other cash used for investing activities	(363)	(628)	(3,674)

Net cash provided by (used for) investing activities	9,750	(628)	3,326

Net cash provided by discontinued operations	8,384	1,896	5,818

Net increase (decrease) in cash and cash equivalents	1,222	(16,428)	14,947
Cash and cash equivalents, beginning of period	8,853	25,281	10,334

Cash and cash equivalents, end of period	$10,075	$8,853	$25,281

Supplemental cash flow disclosures:
Cash paid for interest	$1,237	$854	$1,272
Cash paid for income taxes	$576	$87	$—
Cash received from sales to related party	$—	$4,289	$2,813
Non cash investing and financing activities:
Equity issued to acquire franchises	$—	$41,066	$—
Note issued to acquire franchise	$—	$346	$—
Equipment acquired through capital leases	$61	$498	$—
Exchange of Series C to Series E Preferred Stock	$67,255	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

The Princeton Review, Inc. and its wholly-owned subsidiaries (together, the “Company” or “Princeton Review”), provide classroom based, print and online products and services that address the needs of students, parents and educators and educational institutions. The business operates through three segments: The Test Preparation Services division, the Supplemental Educational Services (“SES”) division and, through its wholly owned subsidiary, the Penn Foster Group, Inc., the Penn Foster division. The Test Preparation Services division provides live and online test preparation courses and tutoring that prepare students for college, graduate school and other admissions tests. The Company provides these courses in various locations throughout the United States and Canada. As of December 31, 2009, the Company also had approximately 20 franchises operating in 21 countries outside of the United States. The Supplementary Educational Services (“SES”) division provides tutoring and supplemental educational services under the No Child Left Behind Act of 2001 to students in schools and school districts in the United States. The Penn Foster division provides online job-training and career accreditation programs. Based in Scranton, Pennsylvania, Penn Foster provides career-focused on-line degree and vocational programs primarily through its Penn Foster College, Penn Foster Career School and Penn Foster High School.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates used include estimates for revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write downs, amortization lives assigned to intangible assets, fair values of assets and liabilities and stock-based compensation. Actual results could differ from those estimates, and such differences could be material to the accompanying consolidated financial statements.

Reclassifications

Certain prior period balance sheet, cash flow amounts and operating expenses have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. The Company’s cash deposits on hand at one financial institution often exceed federally insured limits.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions. As of December 31, 2009 and 2008, restricted cash was $626,000 and $615,000, respectively, attributable to cash the Company pledged as collateral for landlord and credit card service provider security deposits in the form of letters of credit secured by certificates of deposit.

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

The Company charges bad debt expense when establishing this allowance and writes off account balances against the allowance when it is probable the receivable will not be recovered. Accounts Receivable includes unbilled accounts receivable balances of $3.0 million and $7.7 million as of December 31, 2009 and 2008, respectively.

Inventories

Inventories consist of program and course materials and supplies. All inventories are valued at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets principally ranging from two to seven years. Buildings are depreciated over thirty years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms used are based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Upon sale or disposal, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Software Development

The Company capitalizes certain direct development costs associated with internal-use software and web development costs. These capitalized costs are amortized on a straight-line basis over a period not to exceed 7 years beginning when the assets are substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. For the years ended December 31, 2009 and 2008, the Company capitalized approximately $8.3 million and $1.0 million, respectively, in product and web site development costs. For the years ended December 31, 2009, 2008 and 2007, the Company recorded related amortization expense of approximately $2.0 million, $474,000 and $1.0 million, respectively. As of

December 31, 2009 and 2008, the net book value of capitalized product and web site development costs was $8.0 million and $1.7 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired. Goodwill, territorial marketing rights and trade names are not amortized but instead are assessed for impairment annually. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. During 2009, 2008 and 2007, the Company completed its annual assessment for impairment and determined that there was no such impairment.

Other Intangible Assets

Franchise costs represent the cost of franchise rights purchased by the Company from third parties and are amortized using the straight-line method over the remaining useful life of the applicable franchise agreement, ranging from eight to twenty-eight years.

Course content includes the program content acquired from Penn Foster on December 7, 2009 and represents the value of over 109 career programs, 23 degree programs, 138 high school courses and 2,000 industrial training courses that existed as of the acquisition date. This acquired course content is amortized on an accelerated basis over a period of seven years. Course content also includes certain expenditures incurred by our Test Preparation Services, SES and Penn Foster divisions to develop course materials and curriculum. Internally developed course content costs, which primarily consist of amounts paid to consultants and salaries of employees hired to develop the course material and curriculum, are capitalized when a course is first developed or there is a major revision to a course or significant re-write of the course materials or curriculum (for example, when a related test changes). The internally developed course content costs are amortized on a straight-line basis over a period of five to seven years, based upon the average life cycle of the related standardized test or course. Amortization of these capitalized course content costs commences with the realization of course revenues. The cost of minor enhancements or annual updates to the curriculum and materials is expensed as incurred.

Student roster represents the value derived from expected revenue from students who had enrolled in Penn Foster’s programs as of the date of acquisition. Student roster is amortized on an accelerated basis over a period of three years.

Publishing rights primarily consist of amounts paid to certain co-authors to purchase their rights to future royalties on certain books, including Cracking the SAT/PSAT, Cracking the LSAT, Cracking the GRE, Cracking the GMAT, The Best 361 Colleges and Word Smart. These books are primarily current reference materials that are updated every one or two years. Publishing rights are being amortized on a straight-line basis over fifteen to twenty-five years.

Non-compete agreements, trademarks are other intangible assets are amortized using accelerated and straight-line methods over three to twenty years.

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

Trades names represent the corporate names and brand identities acquired from Penn Foster on December 7, 2009 and are considered indefinite lived intangible assets.

See Note 6 for further information with respect to the Company’s goodwill and other intangible assets.

Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill, territorial marketing rights and trade names, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell an asset to be disposed.

Investments in Affiliates

The Company values its investments in affiliate companies in which it has a less than 50% ownership interest and can exercise significant influence using the equity method of accounting. Investments in affiliate companies in which the Company has a less than 20% ownership interest and does not have the ability to exercise significant influence are accounted for using the cost method of accounting. The Company did not have any investments in affiliate companies as of December 31, 2009 and 2008. See Note 5.

Deferred Revenue

Deferred revenue for the Test Preparation division primarily represents customer deposits and tuition and other fees payable in advance of services. Deferred revenue for the Penn Foster division is recorded for the portion of cash received from students that is refundable under the terms of the contract and for payments received prior to delivery of services. No deferred revenue is recorded for the SES division as billings and collections generally occur after revenue has been earned.

Revenue Recognition

The Company recognizes revenue for its revenue arrangements when evidence of a customer agreement exists, delivery of the product or services has occurred, the price of such products or services is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue under multiple revenue streams, and the revenue recognition policy related to each material revenue stream is described below.

Course and Tutoring Income. Test preparation tuition and tutoring fees (including SES tutoring fees) are recognized ratably over the period fees are earned, typically the life of the course.

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

Royalty Service Fees. As consideration for the rights and entitlements granted under franchise agreements, which entitle the franchisees to provide test preparation and SES services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8.0% to 9.5% of the franchise’s gross receipts collected during the preceding month. Royalties received from franchisees also include a per student fee for use, by their students, of our on-line supplemental course tools. Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

Course Materials and Other Products. The Company recognizes revenue from the sale of course materials and other products upon shipment.

Sales to Individual Students—Penn Foster. The Penn Foster division generates revenue from sales to individual students who enroll in the division’s distance educational programs under the division’s standard tuition agreement. Revenues are recognized as exams are completed at the expected rate per exam based on the division’s historical experience over a large homogenous population. The majority of students pay for tuition under periodic payment plans. The division has historically experienced significant non-payment issues related to payment plans. Accordingly, the division believes collectability under such arrangements is not reasonably assured, therefore revenue is not recognized until services are provided and cash is received (provided all other revenue recognition criteria have been met). Payments received prior to delivery of services are initially recorded as deferred revenue, and revenue is then recognized as exams are completed.

Business and Industry Sales. For custom-designed and standard courses sold to businesses by the Penn Foster division, the Company recognizes revenue once the final product has been shipped to the customer and the Company’s obligation has been substantially fulfilled. If the contract specifies delivery over an extended period of time (generally three to twenty-four months), revenues are recognized ratably over the term of the agreement.

Multiple-deliverable contracts. Certain of the Company’s customer contracts represent multiple-element arrangements, which may include several of the Company’s products and services. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value and the revenue policies described above, or other applicable GAAP, are then applied to each unit of accounting. The Company determines fair value for elements in multiple-element arrangements based on recent sales of each element on a stand alone basis.

Other Revenue. Other revenue consists of miscellaneous fees for other services provided to third parties primarily for authoring questions, advertising, mail and telemarketing services, training and professional development fees, which are recognized as the products or services are delivered. Other revenue also includes college marketing fees, such as newsletter or banner ads, which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

Revenue Components

The following table summarizes the Company’s revenue and cost of goods and services sold for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue
Services	$136,293	$129,257	$97,971
Products	2,626	3,961	4,320
Other	4,600	5,556	8,323

Total revenue	$143,519	$138,774	$110,614

Cost of goods and services sold
Services	$54,511	$49,121	$39,732
Products	809	1,272	1,272
Other	678	754	611

Total cost of goods and services sold	$55,998	$51,147	$41,615

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

Foreign Currency Translation

Balance sheet accounts of the Company’s Canadian subsidiaries are translated using period-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity.

Advertising and Promotion

Advertising and promotion costs are expensed in the period incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Due to the seasonal nature of the business, most advertising costs related to mailers and pamphlets are expensed by the end of the year. Total advertising and promotion expense was approximately $7.6 million, $8.5 million, and $7.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, prepaid advertising costs of $2.4 million relating to the Penn Foster division were included in prepaid expenses and other current assets in the accompanying balance sheet. There were no prepaid advertising costs as of December 31, 2008.

Acquisition Expenses

Acquisition expenses consist of legal, accounting and other advisory fees and transaction costs related to business acquisitions as well as the costs to integrate acquired businesses. Such costs are expensed as incurred.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximates fair value because of their short maturity. The carrying value of the Company’s debt approximates fair value as the interest rates for the debt approximated market rates of interest available to the Company for similar instruments.

Embedded Derivatives and Warrant

From time to time, the Company may enter into financing arrangements where certain terms meet the definition of an embedded derivative and meet the criteria for bifurcation from the host contract. These embedded derivatives are accounted for separately from the host contract. Embedded derivatives are measured at fair value and classified in the accompanying consolidated balance sheets as other long term liabilities. Changes in the fair value of the embedded derivatives are recognized in earnings. The derivative liabilities are revalued quarterly and changes in their fair value are recorded in other income (expense), net in the accompanying statement of operations. The Company has identified embedded derivatives in the Series B-1 Preferred Stock (See Note 9) and certain debt agreements that were entered into in 2009 (See Note 7).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities comprising the payor base, and their dispersion across different states. The Company does not require collateral. Included in cash and cash equivalents is $3.5 million held in Canadian banks in Canadian dollars. A significant portion of the Company’s cash is held in one bank in excess of the FDIC Insurance Limits.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The liability method is used for accounting for income taxes and deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted an accounting standard which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the standard, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The standards also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and accounting for income taxes in interim periods, and requires increased disclosures if material.

Earnings (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series E Preferred Stock. The Series E Preferred Stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company. Therefore, in the event of a loss from continuing operations, the Series E Preferred Stock is not considered in the calculation of basic loss per share.

Basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Net income (loss) attributable to common stockholders excludes accumulated unpaid dividends of preferred stock. To the extent the Company has net income attributable to common stockholders, the undistributed earnings are allocated to the common and preferred stock shareholders. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted earnings (loss) per share excludes potential common shares if the effect is anti-dilutive. Refer to Note 16.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with an accounting standard that requires share-based compensation cost to be measured at the grant date based on the fair value of the award. Stock-based compensation is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method (except for performance-based stock options, which are recognized as expense when it becomes probable performance measures triggering vesting will be met), and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock and restricted stock units based on intrinsic value at grant date.

The accounting standard also requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no tax benefits have been recorded.

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company will evaluate the impact of this issue on the Company’s financial statements when reviewing its new or materially modified revenue arrangements with multiple deliverables once this issue becomes effective.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on the Company’s financial position, results of operations or liquidity.

In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard became effective as of January 1, 2009 and the Company applied the provisions in connection with the acquisition of Penn Foster. See Note 2 to our consolidated financial statements included herein.

In March 2008, the FASB issued an accounting standard that requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. The standard also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The standard became effective for the Company beginning January 1, 2009 and did not have a significant impact on the Company’s financial statements.

In September 2006, an accounting standard was established for fair value measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and does not require any new fair value measurements. The standard requires quantitative disclosures about fair value measurements for each major category of assets and liabilities measured at fair value on a recurring and non-recurring basis during a period. In February 2008, the FASB issued authoritative guidance that deferred the effective date of this standard to January 1, 2009 for all non-financial assets and liabilities except those that are recognized or disclosed in the financial statements on a recurring basis (that is, at least annually). The standard remained effective on January 1, 2008 for financial assets and liabilities. The adoption of this standard resulted in additional footnote disclosures regarding certain financial assets and liabilities held by the Company. See Note 18. The Company adopted the deferred portions of this standard on January 1, 2009, which had no impact on the Company’s results of operations or financial statement disclosures for the year ended December 31, 2009 as no fair value assessments requiring disclosure were made.

In December 2007, the FASB issued accounting standards that require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. The standard also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. The standard became effective as of January 1, 2009 and the Company applied the provisions in connection with the acquisition of Penn Foster. See Note 2.

In December 2007, the FASB issued an accounting standard that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. The standard became effective for the Company beginning January 1, 2009 and did not have a significant impact on the Company’s financial statements.

2. Acquisitions

2009 Acquisitions—Penn Foster.

On December 7, 2009 (the “Closing Date”), the Company acquired all of the issued and outstanding shares (the “Shares”) of capital stock of Penn Foster Education Group, Inc. and its subsidiaries (“Penn Foster”). Penn Foster, which operates in the U.S and Canada, is a provider of consumer-based distance education that allows individuals to earn a high school diploma, career diploma or specialized associate degree through affordable alternative programs and online courses.

The acquisition was completed pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) among Penn Foster Holdings, LLC (the “Seller”), certain members of the Seller and Penn Foster.

In consideration for the sale of Shares by the Seller, the Company paid to the Seller an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of $6.2 million, which amount is subject to potential post-closing adjustments. Pursuant to the Acquisition Agreement, 5% of the purchase price was placed into an escrow account for a period of 12 months following the Closing Date as security for the Seller’s indemnification obligations under the Acquisition Agreement. The Company used funds obtained pursuant to the financing arrangements discussed in Notes 7 and 9 to acquire the Shares.

Penn Foster contributed revenues of $5.5 million and a loss from continuing operations of $637,000 to the Company for the period from December 7, 2009 to December 31, 2009. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Penn Foster had occurred on January 1, 2008:

	Unaudited Pro Forma Years Ended December 31,
	2009	2008
	(in thousands)
Revenue	$233,927	$228,213
Loss from continuing operations	(36,523)	(37,936)
Loss attributed to common stockholders	$(47,578)	$(57,708)

These amounts have been calculated to reflect the additional depreciation, amortization, interest and earnings (loss) attributable to common shareholders that would have been charged assuming the fair value adjustments to fixed and intangible assets and our new capital structure had been applied from January 1, 2008, together with the consequential tax effects.

In 2009, the Company incurred $3.0 million of acquisition related costs. These expenses are included in acquisition expense in the Company’s consolidated statement of operations for the year ended December 31, 2009.

The following table summarizes the consideration transferred to acquire Penn Foster and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Penn Foster December 7, 2009
(in thousands)
Total cash consideration	$176,264

Cash and cash equivalents	7,064
Accounts receivable	1,142
Other receivables	3,806
Inventories	5,454
Prepaid expenses and other assets	3,542
Deferred tax assets	21,926
Property, equipment and software development	13,749
Intangible assets	79,400
Other long-term assets	3,444
Accounts payable, accrued expenses and other current liabilities	(13,945)
Deferred revenue	(14,093)
Other long-term liabilities	(3,540)
Deferred income taxes	(33,514)

Net assets acquired	74,435

Goodwill	$101,829

The purchase price allocation is subject to change upon settlement of post-closing adjustments relating to the working capital payment, which is expected to be finalized by the end of the first quarter of 2010.

The goodwill from this transaction arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base. The goodwill has been assigned to the Company’s Penn Foster segment and is not deductible for tax purposes.

The fair value of the assets acquired includes accounts receivables of $1.1 million. The gross amount due under contracts is $1.4 million, of which $271,000 is expected to be uncollectible.

The acquired intangible assets with indefinite lives consist of trade names of $31.3 million. Approximately $48.1 million of acquired intangible assets with definitive lives consist of course content, student roster and sales lead conversions, all of which will be amortized on an accelerated basis based on the estimated period that economic benefits will be realized over three to seven years.

Penn Foster has an indemnification agreement with the former owners of Penn Foster which provides for reimbursement to Penn Foster for payments made in satisfaction of certain tax and other liabilities from prior to the acquisition date. Included in other current and long-term assets acquired is approximate $4.1 million of receivables due under this indemnification arrangement.

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

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the owner of ten Princeton Review franchises, by means of a merger of a newly created subsidiary of The Princeton Review with and into TSI. Under the terms of the Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI, TSI became a wholly-owned subsidiary of The Princeton Review. As consideration to Alta Colleges, Inc. for the acquisition, the Company paid $5.2 million in cash and transaction costs and issued 4,225,000 shares of common stock (the “Alta Shares”), which were valued at $35.4 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced. In the event that the aggregate value of the Alta Shares, plus $4.6 million, is less than

$36.0 million, the Company may become obligated to pay additional consideration to Alta (the “Additional Consideration”). The final transaction value determination is to be made upon the earliest of (1) the date on which Alta sells the last of the Alta Shares, (2) the date on which the Company, by merger or otherwise, is sold in a transaction that results in a change in control of the Company as defined in the TSI Merger Agreement, or a sale of all or substantially all of the Company’s assets, or (3) March 31, 2010. At such time, a final evaluation of the value of the Alta Shares will be made, and if the final value of such shares, plus $4.6 million in cash, is less than $36.0 million, a number of additional shares of Company common stock equal to the shortfall of such value below $36.0 million, calculated in accordance with the TSI Merger Agreement, shall be issued to Alta, subject to certain exceptions set forth in the TSI Merger Agreement. The Company may also elect to pay any of the Additional Consideration in cash instead of issuing shares of Company common stock, subject to certain exceptions set forth in the TSI Merger Agreement. The maximum amount of Additional Consideration as determined in accordance with the TSI Merger Agreement is approximately $9.9 million. If an event triggering the final transaction value determination had occurred as of December 31, 2009, the Company would have been required to pay the maximum amount of Additional Consideration. Any Additional Consideration paid to Alta, whether in cash or shares of common stock, will be recorded as an adjustment to stockholders’ equity within the Company’s consolidated balance sheet. Alta Colleges, Inc. has been granted registration rights for the shares of common stock issued in this transaction in certain future registration statements of the Company. Upon the closing of this transaction, Alta Colleges, Inc. owned approximately 9.8% of the Company’s outstanding common stock (assuming the conversion of all outstanding preferred stock). The acquired intangibles for TSI consist of franchise marketing rights, which will be amortized over their estimated seventeen year useful life and are not expected to be deductible for income taxes.

The above 2008 acquisitions were part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises. The results of TSI, SoCal and Pittsburgh have been included in the Company’s consolidated financial statements since March 7, 2008, July 24, 2008, and October 10, 2008, the respective dates of acquisition. As a result of the TSI, SoCal and Pittsburgh transactions, the Company recorded $29.3 million, $20.8 million and $0.5 million of goodwill and $13.1 million, $13.3 million and $0.3 million of other intangibles, respectively, all of which were allocated to the Test Preparation Services division. The goodwill from these transactions arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the respective acquisitions (in thousands):

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

2007 Acquisitions—Franchises

In October 2007, the Company acquired its western Massachusetts franchise, Hunter Educational Services, Inc., and its Providence, Rhode Island franchise, The Princeton Review of Rhode Island, Inc, in separate transactions. The purchase price for the western Massachusetts franchise was $1.0 million plus a minimum earn-out payment of $650,000. As of December 31, 2009, the Company has paid two of the five earn out payments in an aggregate amount of $212,000. The purchase price for the Providence, Rhode Island franchise was $935,000 plus an additional earn-out payment based on receipts for the next five years of not more than $1,065,000, of which $300,000 represents a minimum earn-out. As of December 31, 2009, the Company has paid two of the five earn out payments in an aggregate amount of $321,000. The 2007 acquisitions were accounted for under the purchase method of accounting and resulted in goodwill of $2.9 million and an increase in non-compete agreements of $300,000.

3. Discontinued Operations and Sale of Assets

K-12 Services Division

In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the results of operations related to the K-12 Services division are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. In December 2008, the Company signed a definitive agreement to sell the K-12 assets to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. As a result of the Company’s commitment to dispose of the division and the CORE sale agreement, a $5.4 million impairment charge was recognized in 2008 to reduce the carrying value of the assets of the K-12 business to their estimated fair value, less costs to dispose. The impairment charge was recorded in loss from discontinued operations in the accompanying statement of operations. As of December 31, 2008, the K-12 Services Division’s assets and liabilities were classified as held for sale and comprised the following:

Assets and liabilities held for sale
(In thousands)
Current assets	$4,019

Furniture, fixtures, equipment and software development, net	5,677
Other intangibles, net	28

Non-current assets	5,705

Total assets held for sale	$9,724

Current liabilities including accounts payable, accrued expenses and deferred revenue	4,650

Total liabilities held for sale	$4,650

On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE. The aggregate consideration for the sale consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of $2.3 million, which represented the net working capital of the K-12 Services division as of the closing date, which was finalized and paid on October 7, 2009. As a result of this sale, a $3.2 million gain was recognized in 2009 and recorded as gain from disposal of discontinued operations in the accompanying statement of operations.

Admissions Services Division

On February 16, 2007, the Company completed its sale of certain assets of the Company’s Admissions Services division to Embark Corp. (“Embark”) for a purchase price of $7.0 million and recorded a gain from disposal of discontinued operations of $4.8 million. The assets related to the Company’s business of providing electronic application and project management tools to schools and higher education institution customers (the “Admissions Tech Business”). The Company was entitled to an earn-out of up to an additional $1.25 million based upon certain achievements of the Admissions Tech Business in 2007. The Company recorded $240,000 of the earn-out in 2007 as part of the gain from disposal of discontinued operations, which was expected to be paid by December 31, 2008. In September 2008, the Company determined the receivable to be uncollectible and expensed the balance.

The following table includes certain summary income statement information related to the K-12 Services division and Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue	$2,720	$19,227	$35,995
Cost of revenue	808	8,796	19,801

Gross margin	1,912	10,431	16,194
Operating expenses(a)	2,612	18,697	17,448

Loss before income taxes	(700)	(8,266)	(1,254)
Gain (loss) from disposal of discontinued operations	3,230	(240)	4,779
Provision for income taxes	(1,014)	—	(1,452)

Income (loss) from discontinued operations	$1,516	$(8,506)	$2,073

(a)	Excludes corporate overhead expense previously allocated to the K-12 Services division and Admissions Tech Business. The amount of corporate overhead expense added back to the Company’s continuing operations from the K-12 Services division totaled $0, $594,000 and $1,802,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of corporate overhead expense added back to the Company’s continuing operations from the Admissions Tech Business totaled $0, $0 and $70,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

4. Property, Equipment and Software Development

	December 31,
	2009	2008
	(in thousands)
Land and land improvements	$1,230	$—
Buildings	3,970	—
Construction in progress	768	2,961
Development in progress	5,649	2,805
Computer equipment	6,919	6,157
Furniture, fixtures and equipment	3,930	2,347
Computer, copier and phone equipment under capital lease	3,475	3,434
Software licenses—third party	6,887	6,227
Software and web site development—internally developed	19,285	5,204
Leasehold improvements	5,933	5,193

	58,046	34,328

Less accumulated depreciation and amortization (including $3,056 and $2,736 of accumulated depreciation and amortization for assets under capital leases).	24,736	19,682

	$33,310	$14,646

Aggregate depreciation and amortization expense for these assets was $5.1 million, $3.3 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest capitalized in conjunction with the development of the Company’s internally developed software was $403,000 and $121,000 for the years ended December 31, 2009 and 2008, respectively. No interest was capitalized in 2007.

5. Investment in Affiliates

During 2004 and 2005, the Company invested $1.4 million in cash and shares of the Company’s common stock for a 25% equity interest in Oasis Children’s Services, LLC (“Oasis”), a privately held company that works with schools, school systems and communities to operate summer and after-school programs. The Company accounted for its investment in Oasis using the equity method and recorded an impairment loss of $1.0 million in 2007.

In September 2008, Oasis repurchased the 25% equity interest from the Company for $675,000. The consideration received by the Company included a $337,500 cash payment received in October 2008 and a $337,500 note from Oasis. The note calls for payment in two installments nine and eighteen months from the date of the note and bears interest at an annual rate of 6.0%. In 2008, the Company recorded a $61,000 gain related to this transaction based on the excess of the cash received over the carrying value of the investment of $277,000. During 2008, the Company did not record an additional gain or related asset for the note received in connection with the September 2008 transaction due to uncertainty as to the collectability of the note. In June 2009, the Company received the first installment under the note and recognized a gain of $169,000 for the cash proceeds and will record any additional gains related to the note as cash is received. The gains from the sale of Oasis are included in other income (expense) in the accompanying statements of operations.

6. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill and intangible assets which are not subject to amortization:

	Goodwill	Territorial Marketing Rights	Trade Names
	(in thousands)
Balance as of January 1, 2008	$84,584	$1,481	$—
Additions from 2009 acquisition	101,829	—	31,300
Other	105	—	—

Balance as of December 31, 2009	$186,518	$1,481	$31,300

The additions in 2009 were the result of the Penn Foster acquisition as discussed in Note 2. Territorial marketing rights and trade names are recorded within “Other intangibles, net” within the consolidated balance sheets.

The following is a summary of other intangible assets:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Subject to amortization
Franchise costs	$26,978	$2,444	$24,534	$26,978	$1,145	$25,833
Course content	38,843	2,768	36,075	2,323	1,622	701
Student roster	11,400	686	10,714	—	—	—
Publishing rights	1,043	621	422	1,043	578	465
Non-compete agreements	1,544	1,409	135	1,544	1,334	210
Other intangible assets	638	338	300	334	321	13

Total subject to amortization	80,446	8,266	72,180	32,222	5,000	27,222

Not subject to amortization
Territorial marketing rights	1,481	—	1,481	1,481	—	1,481
Trade names	31,300	—	31,300	—	—	—

Total other intangible assets	$113,227	$8,266	$104,961	$33,703	$5,000	$28,703

Course content, student roster, other intangible assets and trade names increased in 2009 primarily as a result of the Penn Foster acquisition discussed in Note 2. Aggregate amortization expense was $3.3 million, $1.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated aggregate amortization is $19.9 million, $12.1 million, $8.7 million, $6.3 million, $4.6 million and $20.8 for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

7. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	December 31,
	2009	2008
	(in thousands)
Credit facilities	$36,614	$18,958
Bridge notes	39,752	—
Senior notes	49,301	—
Junior notes, net of detached Series E preferred stock valuation	19,899	—
Notes payable	527	1,239
Capital lease obligations	576	574

Total debt	146,669	20,771
Less current portion	4,597	3,283

Long-term debt	$142,072	$17,488

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives.

GE Capital Senior Credit Facilities

On December 7, 2009, concurrent with the Penn Foster acquisition described in Note 2, the Company entered into a credit agreement with General Electric Capital Corporation, as administrative agent (“GE Capital”) and any financial institution who thereafter becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which GE Capital agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a five year $40.0 million senior secured term loan and $10.0 million senior secured revolving credit facility. At closing, the Company drew down the full amount of the term loan and used the net proceeds of $36.6 million (after deducting lender fees) to fund a portion of the Penn Foster acquisition and to prepay indebtedness under the Company’s previous credit facility (described below). As of December 31, 2009, the Company had no amounts outstanding under the revolving credit facility.

Borrowings under the Senior Credit Facilities bear interest through the five-year maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans is 5.5% or 6.0% per annum, based on the total leverage ratio (as defined), with a LIBOR floor of 2.0%. The applicable margin for base rate loans is 4.5% or 5.0%, based on the total leverage ratio (as defined). The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit. The interest rate in effect under the term loan for the period from December 7, 2009 to December 31, 2009 was 8.25%. The effective interest rate on the term loan when factoring in the lender fee discount is approximately 10.0%.

The Credit Agreement provides for quarterly amortization payments beginning on March 20, 2010 of $1.0 million through December 20, 2011, $1.5 million from March 20, 2012 through December 20, 2012, and $2.0 million beginning March 20, 2013 through maturity. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances.

The Company’s obligations under the Senior Credit Facilities are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. In addition, the obligations under the Senior Credit Facilities and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries, and by a pledge of 66% of the equity interests of the Company’s direct foreign subsidiaries, subject to limited exceptions.

In addition to other covenants, the Credit Agreement places limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Credit Agreement also contains events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $14.5 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable. In addition, the loans under the Credit Agreement are subject to early maturity if the Bridge Notes (as defined below) are not repaid within two and a half years of the closing of the facilities.

Bridge Notes

On December 7, 2009, the Company entered into a bridge note purchase agreement (the “Bridge Note Purchase Agreement”) in which the aggregate principal amount of approximately $40.8 million of Bridge Notes were purchased. The Company used the net proceeds of $39.7 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

The Bridge Notes bear interest at 15.5% per annum for the first 12 months and 17.5% per annum thereafter, all of which is payable in cash on a quarterly basis beginning on March 31, 2010, or upon prepayment if earlier. The Bridge Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Bridge Notes when factoring in discounts is 18.4%.

The Bridge Notes mature on December 7, 2012, unless otherwise prepaid or accelerated. The Bridge Note Purchase Agreement contains provisions which require the Company to make mandatory prepayments on the Bridge Notes, subject to specified exceptions, with the proceeds of asset sales, debt and specified equity issuances and changes of control.

Upon an optional prepayment made by the Company, the Bridge Notes are due at par prior to December 7, 2010. The prepayment redemption price of the Bridge Notes is 102% times the outstanding principal amount from December 8, 2010 to June 7, 2011, a redemption price of 103% times the outstanding principal amount from June 8, 2011 to December 7, 2011, a redemption price of 104% times the outstanding principal amount from December 8, 2011 to June 7, 2012, and thereafter at a redemption price of 105% times the outstanding principal amount.

In the event of a change of control of the Company occurring prior to December 7, 2011, the Company would be required to pay a change of control premium that would be equal to all interest and fees that would have been due from the date of the change of control through the 24 month anniversary of the closing date, discounted at a rate equal to the Treasury Rate in effect plus 0.50% plus 102% outstanding principal. The provision requiring prepayment upon a change of control constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Bridge Notes was $78,000 which was subtracted from the original carrying amount of the Bridge Notes and reflected as a debt discount, and also increased long-term liabilities by $78,000. The debt discount is amortized as interest expense using the effective interest method through the date the notes are scheduled to mature. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2009, the fair value of the embedded derivative was $62,000 and the Company recorded a $16,000 gain in other income (loss), net in the accompanying statement of operations for the year ended December 31, 2009.

The Bridge Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. The Bridge Notes and the guarantees are secured by a second lien on substantially all of the Company’s tangible and intangible property, by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries, and by a pledge of 66% of the equity interests of the Company’s direct foreign subsidiaries, subject to limited exceptions.

In addition to other covenants, the Bridge Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Bridge Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined)

to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $16.0 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Bridge Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable.

Senior Subordinated Notes

On December 7, 2009, the Company entered into a senior subordinated note purchase agreement (the “Senior Note Purchase Agreement”) which the aggregate principal amount of approximately $51.0 million senior subordinated notes of the Company (the “Senior Notes”) were purchased. The Company used the net proceeds of $49.6 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

The Company’s obligations under the Senior Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries.

The Senior Notes bear interest at 17.5% per annum, of which 13% is payable quarterly in cash and 4.5% is payable quarterly in kind or, at the Company’s option, in cash. The Senior Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Senior Notes when factoring in discounts is 18.2%.

The Senior Notes mature on June 7, 2015, unless otherwise prepaid or accelerated. The Senior Note Purchase Agreement contains various provisions which require the Company to make mandatory prepayments on the Senior Notes, subject to specified exceptions, with the proceeds of asset sales, debt and specified equity issuances and changes of control.

In the event of a change of control occurring prior to the 24 month anniversary of the closing date of the Senior Notes, an additional premium is due equal to all interest and fees that would have been due from the date of the change of control through the 24 month anniversary of the closing date, discounted at a rate equal to the Treasury rate in effect plus 0.50% plus 102% of the principal amount outstanding. In the event of a prepayment upon a change of control occurring after the 24 month anniversary of the closing date, the change of control premium is equal to 101% of the principal amount outstanding.

In the event of a prepayment upon an asset sale or debt and specified equity issuances prior to the 30 month anniversary of the closing date, the prepayment premium is equal to all interest and fees that would have been due from the date of the prepayment through the 30 month anniversary of the closing date, discounted at a rate equal to the Treasury rate in effect plus 0.50% plus 102% of the principal amount outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 30 month anniversary of the closing date and on or before the 42 month anniversary of the closing date, the prepayment premium will be equal to 2% of the principal balance then outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 42 month anniversary of the closing date and on or before the 54 month anniversary of the closing date, the prepayment premium will be equal to 1% of the principal balance then outstanding. There is no prepayment premium due in the event of a prepayment upon an asset sale or debt and specified equity issuances after the 54 month anniversary of the closing date.

The provisions requiring mandatory prepayments due upon a change of control, an asset sale and debt and specified equity issuances constitute a compound embedded derivative that is being accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Senior Notes was $526,000 which was subtracted from the original carrying amount of the Senior Notes and reflected as a debt discount, and also increased long-term liabilities by $526,000. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2009, the fair value of the embedded derivative was $489,000 and the Company recorded a $37,000 gain in other income (loss), net in the accompanying statement of operations for the year ended December 31, 2009.

In addition to other covenants, the Senior Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Senior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $16.7 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Senior Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable. The Senior Note Purchase Agreement also grants the holders of the Senior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

Junior Notes

On December 7, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) in which the aggregate principal amount of approximately $25.5 million of junior subordinated notes of the Company (the “Junior Notes”) were purchased. The holders of the Junior Notes received an aggregate of 4,275 shares of Series E Non-Convertible Preferred Stock of the Company (the “Series E Preferred Stock”). The terms of the Series E Preferred Stock are more fully described in Note 9. The Company used the net proceeds of $24.8 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

The gross offering proceeds of $25.5 million were allocated between the Junior Notes ($21.2 million) and the Series E Preferred Stock ($4.3 million) based on their relative fair values. The value ascribed to the Series E Preferred Stock is reflected as a discount to the Junior Notes in the accompanying December 31, 2009 balance sheet and is being amortized to interest expense utilizing the effective interest method over the applicable term of 6.5 years.

The Company’s obligations under the Junior Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries.

The Junior Notes mature on June 7, 2016, unless otherwise prepaid or accelerated pursuant to the terms thereof. The Junior Notes bear interest at 17.5% per annum, all of which is payable quarterly in kind. The interest rate applicable to the Junior Notes will increase to 18.5% per annum upon an event of default under the Senior Notes that remains uncured for 45 days. In addition, the Junior Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default, which may be increased by 0.5% for each 6 month period that such event of default shall remain uncured. The effective interest rate on the Junior Notes when factoring in discounts is 21.4%.

The Company may not prepay the Junior Notes prior to June 6, 2011. The Company has the option to prepay the Junior Notes at a redemption price of 1.9 times the outstanding principal amount from June 7, 2011 to

December 6, 2012, a redemption price of 2.4 times the outstanding principal amount from December 7, 2012 to December 6, 2013, and thereafter at a redemption price of 102% of the principal plus all accrued interest on the Junior Notes.

The Company is required to redeem the Junior Notes upon the election of a majority of the holders of the Junior Notes (i) if the ratio of consolidated total debt to consolidated adjusted EBITDA exceeds 6.00 to 1 at any time after the Senior Notes cease to be outstanding or (ii) upon a change of control or other liquidation event of the Company. The redemption price for a mandatory redemption is equal to the outstanding principal amount plus accrued interest on the Junior Notes, except that, in the case of a redemption for a change of control or other liquidation event of the Company within 18 months of the closing, the redemption price will be 1.9 times the original aggregate amount of the Junior Notes. The provision for prepayment due upon the holders’ election to redeem the Junior Notes constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of the embedded derivative upon the issuance of the Junior Notes was $1.0 million and was subtracted from the original carrying amount of the Junior Notes and reflected as a debt discount, and also increased long-term liabilities by $1.0 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2009, the fair value of the embedded derivative was $967,000 and the Company recorded a $47,000 gain in other income (loss), net in the accompanying statement of operations for the year ended December 31, 2009.

In addition to other covenants, the Junior Notes place limits on the Company and its subsidiaries’ ability to, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Junior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including a financial covenant requiring the Company to maintain a ratio of consolidated total debt to consolidated adjusted EBITDA ratio of less than 6.00 to 1 at any time after the Senior Notes cease to be outstanding. Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Junior Notes to declare all amounts thereunder, together with accrued interest and fees, to be immediately due and payable. The Securities Purchase Agreement also grants the holders of the Junior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

Wells Fargo Foothill, LLC Credit Agreement

On July 2, 2008, the Company entered into a credit agreement (“July 2008 Credit Agreement”) with Wells Fargo Foothill, LLC, as arranger and administrative agent (“Wells Fargo”) that was comprised of a $5.0 million revolving line of credit (“Revolving Credit Facility”) and a $20.0 million term loan (“Term Loan”). As of December 31, 2008, the Company had outstanding indebtedness of $18.9 million under the Term Loan and no amounts outstanding under the Revolving Credit Facility and the Company’s borrowing availability under the Revolving Credit Facility was $5.0 million.

Interest rates for borrowings under the July 2008 Credit Agreement were determined based upon the Company’s option of either the Base Rate Margin or LIBOR Rate Margin option. The Base Rate Margin option was the greater of 6.00% per annum and Wells Fargo’s self-determined prime rate along with a leverage ratio range of 3.25% – 4.25%. The LIBOR Rate Margin option was the greater of 3.00% per annum and the LIBOR rate per annum, along with a leverage ratio range of 4.50% – 5.50%. The Revolving Credit Facility carried a fee of 0.5% of the unused balance.

The Term Loan was originally due in 20 consecutive quarterly graduating installments ranging from $500,000 to $1.0 million, which began on October 1, 2008, with a balloon installment of the balance due at the maturity of the loan, July 1, 2013. The Company was required to make additional installment payments for non-recurring cash receipts of greater than $100,000. On March 13, 2009, the Company made one such installment payment of $9.5 million from the proceeds of the K-12 Services division sale described in Note 3.

Borrowings under the July 2008 Credit Agreement were secured by substantially all the assets of the Company and its U.S. subsidiaries and the pledge of 65% of the stock of The Princeton Review Canada Inc.

On December 7, 2009, the Company paid approximately $7.4 million, including interest, to Wells Fargo in satisfaction of its obligations pursuant to the July 2008 Credit Agreement and as a result, terminated the July 2008 Credit Agreement and obtained a release of the related security interest held by Wells Fargo. The Company recorded charges of $878,000 related to a prepayment premium fee and the write-off of debt issuance costs, which are reflected in other income (expense) in the accompanying statement of operations for the year ended December 31, 2009.

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

Notes Payable

In October 2008, the Company completed its acquisition of the Princeton Review of Pittsburgh, Inc. The Company financed part of this acquisition with a note to the seller. The promissory note of $345,000 is payable in equal annual installments through October 2011 and bears an interest rate of 2.9% per year, payable on the annual anniversary date. At December 31, 2009 and 2008, $231,000 and $347,000 was outstanding, respectively.

In 2003, the Company acquired Princeton Review of North Carolina, Inc. The Company financed part of this acquisition with notes, which included imputed interest at 5% per year. These notes are payable in annual installments, including interest of approximately $125,000 per year in the years 2007 through 2010. At December 31, 2009 and 2008, $139,000 and $267,000 was outstanding, respectively.

In 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of these acquisitions with notes to the sellers. The remaining note matures on January 1, 2010 and bears interest at the rate of 8.25% per year, payable quarterly. At December 31, 2009 and 2008, $157,000 and $625,000 was outstanding, respectively.

Maturities

The annual maturities of long-term debt, excluding capital leases, for the next five years and thereafter are estimated to be as follows:

As of December 31,	Amount Maturing
(In thousands)
2010	$4,412
2011	4,115
2012	72,816
2013	—
2014	—
Thereafter	76,530

Total cash obligations	157,873
Unamortized discounts and accrued in-kind interest, net	(11,780)
Capital lease obligations	576

Balance as of December 31, 2009	$146,669

The above table presents the Bridge Notes as being held to maturity (December 7, 2012), causing the GE Capital credit facility term loan to mature six months prior to the Bridge Notes maturity date.

Capital Lease Obligations

The Company leases copier equipment under capital leases, all of which are included in property and equipment. Future minimum payments under capital leases in effect at December 31, 2009 are as follows:

Year ending December 31,	(in thousands)
2010	$210
2011	165
2012	145
2013	97
2014	18

Total	635
Less: amounts representing interest (effective interest rate ranges from 2% to 8%)	59

Present value of capital lease obligations	$576

8. Accrued Expenses

The following table summarizes the Company’s accrued expenses as of December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Payroll and related benefits	$6,112	$3,565
Professional and information technology services	4,796	2,699
Restructuring	2,331	23
Other	9,808	4,684

	$23,047	$10,971

9. Preferred Stock

Series E Preferred Stock

On December 7, 2009, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., BCVI-TPR Integral L.P. and their affiliates, Prides Capital Fund I LP, RGIP, LLC and Falcon and its affiliates (collectively, the “Series E Purchasers”), providing for the conversion of all of the outstanding shares of Series C Convertible Preferred Stock (60,000 shares) of the Company (the “Series C Preferred Stock”) into 54,000 shares of Series E Non-Convertible Preferred Stock of the Company (the “Series E Preferred Stock”) and the issuance and sale of an additional $40.0 million of Series E Preferred Stock (40,000 shares) at a purchase price of $1,000 per share. The Company completed the issuance of the Series E Preferred Stock simultaneously with the execution of the transaction documents. Immediately following the closing of the issuance of the Series E Preferred Stock, the Company filed a Certificate of Elimination eliminating the Series C Preferred Stock.

The excess of the carrying amount of the Series C Preferred Stock on December 7, 2009 ($67.3 million) over the fair value of the Series E Preferred Stock received in the conversion ($54.0 million) was recognized as earnings available to common shareholders in the accompanying statement of operations for the year ended December 31, 2009. The Company used the net cash proceeds from the issuance and sale of 40,000 shares of Series E Preferred stock ($38.4 million after deducting issuance costs) to fund the Penn Foster acquisition.

As discussed in Note 7, the holders of the Junior Notes received an aggregate of 4,275 shares of Series E Preferred Stock for no additional consideration. The Junior Notes gross offering proceeds of $25.5 million were allocated between the Junior Notes ($21.2 million) and the Series E Preferred Stock ($4.3 million) based on their relative fair values.

The rights of the Series E Preferred Stock include the following:

Conversion. The Series E Preferred Stock will become convertible into shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”) upon shareholder approval under the applicable rules of the NASDAQ Global Market. If such approval is obtained within twelve months of issuance, such conversion is mandatory. If stockholder approval for the conversion of the Series E Preferred is obtained after December 7, 2010, then the Series E Preferred Stock will become convertible into shares of Series D Preferred (i) at any time thereafter at the option of a holder of Series E Preferred Stock or (ii) automatically upon election of a majority of the outstanding shares of Series D Preferred Stock and Series E Preferred. The shares of Series E Preferred are convertible into shares of Series D Preferred at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share (subject to adjustment in certain customary circumstances).

Accumulating Rate of Return. The holders of Series E Preferred Stock are entitled to receive an accumulating rate of return of 8% during the first year, and 12% per year thereafter. The accumulating rate of return is payable in cash only upon a liquidation or redemption. In addition, upon any conversion of Series E Preferred Stock into Series D Preferred Stock, the holders of Series E Preferred Stock are entitled to an accumulating rate of return of 8% during the first year and 16% per year thereafter. In the event the Board of Directors declares a dividend payable upon the Company’s common stock, the holders of Series E Preferred shall be entitled, in addition to its accumulating rate of return, an amount of dividends that would be payable on the number of shares of common stock into which the Series E Preferred is deemed convertible.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series E Preferred Stock will be paid out of the assets of the Company available for distribution to stockholders before any payment shall be paid to the holders of common stock (and pari passu with any shares of Series D Preferred Stock), an amount equal to the greater of (i) $1,000 plus an 8%

accumulating rate of return for the first year and 12% thereafter, or (ii) the amount that would be payable in respect of the shares of common stock into which each share of Series E Preferred Stock would be deemed convertible into if all outstanding shares of Series E Preferred Stock were converted into the number of shares of common stock immediately prior to such liquidation event into which the Series E Preferred Stock is then deemed to be convertible by dividing (i) $1,000 plus the accumulating rate of return thereon by (ii) the conversion price (initially $4.75 per share subject to adjustment in certain customary circumstances) in effect at the time of conversion (the “Series E Preferred Stock Deemed Conversion Ratio”).

Mandatory Redemption. Pursuant to the Purchase Agreement, the Company is obligated to use its reasonable best efforts to obtain stockholder approval of the conversion of the Series E Preferred Stock into shares of Series D Preferred Stock. If such approval is not obtained by December 7, 2011, upon the election of the holders of at least 10% of the Series E Preferred Stock, the Company will be required to redeem the Series E Preferred Stock in cash at a price per share equal to the last closing bid price at the time of such redemption as reported on the market or exchange on which the common stock is listed on such redemption date multiplied by the Series E Preferred Stock Deemed Conversion Ratio. In addition, upon the request of holders of 10% or more of the outstanding shares of Series E Preferred, each holder of Series E Preferred shall have the right to require the Company to redeem all or a portion of such holder’s Series E Preferred, in cash, on or after December 7, 2016 at a price per share equal to the greater of (x) $1,000 plus the accumulating rate of return of 8.0% for the first year and 12.0% per year thereafter for all periods prior to such redemption and (y) the last closing bid price at the time of such redemption as reported on the market or exchange on which the common stock is listed on such redemption date multiplied by the Series E Preferred Stock Deemed Conversion Ratio.

Change in Control Redemption. Upon a change of control of the Company, each holder of Series E Preferred Stock may require the Company to redeem all or a portion of such holder’s Series E Preferred Stock, in cash, at a price per share equal to the greater of (x) $1,000 plus the accumulating rate of return of 8.0% for the first year and 12.0% per year thereafter for all periods prior to such redemption and (y) the last closing bid price at the time of such redemption as reported on the market or exchange on which the common stock is listed on such redemption date multiplied by the Series E Preferred Stock Deemed Conversion Ratio.

Voting Rights. The Series E Preferred Stock does not have any voting rights except as provided by law or as set forth in the Certificate of Designation for the Series E Preferred Stock. The Certificate of Designation for the Series E Preferred Stock provide for the right of the holders of Series E Preferred (and Series D Preferred to the extent issued upon conversion of the Series E Preferred Stock) to the exclusion of all other classes of the Company’s capital stock to elect two (2) individuals to serve on our board of directors.

Restrictions. The terms of the Series E Preferred (and Series D Preferred to the extent issued upon conversion of the Series E Preferred Stock) also contain certain restrictive provisions that are substantially the same as the restrictive provisions for the prior Series C Preferred Stock. These restrictive provisions prohibit the Company from, among other things, (i) creating or issuing any equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Series E Preferred Stock or Series D Preferred Stock; (ii) altering, amending or waiving the Certificate of Incorporation or By-laws in a manner that affects the rights, preferences or powers of the Series D Preferred Stock or Series E Preferred Stock; (iii) increasing or decreasing the number of authorized shares of Series D Preferred Stock or Series E Preferred Stock; (iv) declaring or paying any dividends on, or making any redemption of any capital stock, except for certain exceptions; (v) issuing any debt securities which are convertible into capital stock; (vi) except as set forth in the applicable Certificate of Designation, merging with or into or consolidating with any other person, except for mergers or consolidations involving the issuance of shares of capital stock or cash not exceeding the thresholds specified in the applicable Certificate of Designation, or engage in any change of control transaction or (vii) hiring, terminating or replacing the Company’s Chief Executive Officer.

The Series D Preferred Stock, if issued upon conversion of the Series E Preferred Stock, is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. Dividends on the Series D Preferred Stock will accrue and be cumulative at the rate of 8% per year, compounded annually, until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

Amended and Restated Investor Rights Agreement

On December 7, 2009, the Company entered into an Amended and Restated Investor Rights Agreement, by and among the Company, the Series E Purchasers, Sankaty Credit Opportunities IV, L.P. (“Sankaty”) and Mr. Michael J. Perik, pursuant to which the Company granted the Purchasers, Sankaty and Mr. Perik demand registration rights for the registration of the resale of the shares of common stock issued or issuable upon conversion of Series D Preferred Stock. The Amended and Restated Investor Rights Agreements amends and restates the Investor Rights Agreement dated July 23, 2007, by and among the Company and the holders of the Company’s Series C Preferred Stock. Any demand for registration must be made for at least 12.5% of the total shares of such common stock then outstanding, provided, however, that the aggregate offering price shall not be less than $2,500,000. The Amended and Restated Investor Rights Agreement also grants the Series E Purchasers and Sankaty information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future.

Series C Preferred Stock

As noted above, immediately following the closing of the issuance of the Series E Preferred Stock on December 7, 2009, the Company filed a Certificate of Elimination eliminating the Series C Preferred Stock.

On July 23, 2007, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., and its affiliates, Prides Capital Fund I, L.P. (“Prides”) and RGIP, LLC (collectively, the “Purchasers”), providing for the issuance and sale of $60.0 million of the Company’s Series C Preferred Stock (60,000 shares) at a purchase price of $1,000 per share. Each share of Series C Preferred Stock was convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustment. The Series C Preferred Stock contained a compounding, cumulative 6% per annum dividend payable upon conversion of the Series C Preferred Stock. Following the fourth anniversary of the issuance of the Series C Preferred Stock the dividend would no longer accrue unless declared by the Board of Directors of the Company (the “Board”). Additionally, on or at any time after the eighth anniversary of the Issue Date, if requested by the holders of at least 10% of the then outstanding Series C Preferred Stock, each holder of Series C Preferred Stock would have the right to require the Company to redeem all of such holders’ Series C Preferred Stock, for cash, at a redemption price equal to the Original Purchase Price plus accrued and unpaid dividends. The Company also had the right to redeem the then outstanding Series C Preferred Stock following the eighth anniversary of the issue date, for cash, at a redemption price equal to the Original Purchase Price plus accrued and unpaid dividends.

The Purchase Agreement allowed the holders of the Series C Preferred Stock to elect two directors to the Board who were elected on July 23, 2007.

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

The Company concluded that two separate provisions of the Series B-1 Preferred Stock Warrant constituted embedded derivatives. The embedded derivative liabilities were accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. During the year ended December 31, 2007, the Company recognized $7.5 million of other expense related to the final adjustment of the fair value for the embedded derivatives.

Dividends

For the year ended December 31, 2007, cash dividends in the amount of $233,000, were paid to the Series B-1 Preferred stockholder.

The Company records accrued unpaid dividends and accretion of issuance costs related to the Series E and Series C Preferred Stock in the accompanying statements of operations below net income (loss) and above income (loss) attributed to common stockholders.

10. Commitments and Contingencies

Office and Classroom Leases

The Company leases office space, equipment and classroom site locations under operating leases that expire over various terms. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancelable term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at December 31, 2009 are as follows:

Years Ending December 31,	(in thousands)
2010	$7,981
2011	6,519
2012	5,681
2013	4,245
2014	2,882
Thereafter	2,033

$29,341

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $17.1 million, $15.8 million, and $12.4 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

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

On September 19, 2008, a putative class action captioned Virginia B. Townsend v. The Princeton Review, Inc. (Case No. 8:08-CIV-1879-T-33TBM) was filed against the Company in the United States District Court for the Middle District of Florida, Tampa Division relating to the Security Incident alleging negligence, breach of contract and unfair trade practices. The complaint seeks unspecified monetary damages and other relief including the provision of personal data monitoring and identify theft insurance and unspecified enhancement of the security of the Company’s computer data systems, together with attorneys’ fees and costs. In July 2009 the parties entered into a settlement agreement which was granted final approval by the Court on December 2, 2009. Under the settlement agreement, the Company will provide specified identity protection service to the class members that elect to participate and pay the fees and expenses of plaintiffs’ counsel as approved by the Court. The Company believes that the full cost of the settlement will be within the limits of its applicable insurance policies.

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

Co-authorship Agreements

In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2009, 2008, and 2007. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for royalties were approximately $678,000, $754,000, and $611,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The expense related to co-author payments is accrued monthly and is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

Tax Indemnification

The owner of Penn Foster prior to the Seller (the “Previous Owner”), filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the Seller, the Seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the Seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of December 31, 2009.

11. Income Taxes

The (provision) benefit for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax (provision) benefit:
U.S. Federal	$—	$—	$1,137
State	(276)	(155)	315
Foreign	(364)	(451)	(165)

	(640)	(606)	1,287

Deferred tax (provision) benefit:
U.S. Federal	(76)	(661)	(509)
State	(22)	(196)	(173)
Foreign	(18)	—	—

	(116)	(857)	(682)

Total (provision) benefit for income taxes	$(756)	$(1,463)	$605

The Company recorded a provision for income taxes for the years ended December 31, 2009 and 2007 of $1.0 million and $1.5 million, respectively, as part of the Company’s income from discontinued operations. No income tax provision for discontinued operations was recorded for the year ended December 31, 2008.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$43,096	$36,777
Impairment loss on K-12 long-lived assets	—	2,145
Accumulated depreciation	—	652
Tax credit carryforwards	415	212
Allowance for doubtful accounts	607	1,043
Equity compensation	2,830	1,788
Inventory	727	267
Deferred rent	642	1,041
Content development	742	767
Accrued bonuses	1,601	—
Deferred revenue	21,560	—
Other	2,628	322

Total deferred tax assets	74,848	45,014

Deferred tax liabilities:
Software development costs	(7,796)	(3,471)
Accumulated amortization of intangibles with indefinite lives	(6,354)	(5,242)
Intangible assets	(12,137)	(7,892)
Product development	(13,122)	—
Depreciation	(1,305)	—
Trade names	(12,536)	—
Other	(1,687)	(843)

Total deferred tax liabilities	(54,937)	(17,448)

Net deferred tax assets before valuation allowance	19,911	27,566
Valuation allowance	(37,864)	(32,808)

Net deferred tax liabilities	$(17,953)	$(5,242)

Under established accounting standards, deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. A valuation allowance has been recorded for $37.9 million and $32.8 million for the years ended December 31, 2009 and 2008, respectively.

In accordance with established accounting standards, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-over period expires. The deferred tax liabilities related to assets with indefinite lives and tax deductible goodwill are $18.9 million and $5.2 million as of December 31, 2009 and 2008, respectively.

The Company has federal net operating loss carryforwards totaling approximately $113.0 million which expire in the years 2020 through 2029, state net operating loss carryforwards totaling approximately $95.0 million which expire in the years 2010 through 2029 and other temporary differences which will be available to offset regular taxable income during the carryforward period. Net operating losses are subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to ownership changes. These limitations do not significantly impact the income tax provision for the year ended December 31, 2009.

A reconciliation setting forth the differences between the effective tax rate of the Company for the years ended December 31, 2009, 2008 and 2007 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	34%	34%	34%
Effect of permanent differences and other	(6)%	8%	(10)%
Effect of state taxes	4%	1%	6%
Effect of adjustments for prior year’s state net operating loss carryforwards	—	—	(6)%
Valuation allowance	(38)%	71%	(22)%

	(6)%	114%	2%

The Company adopted the accounting provisions for accounting for uncertainty in income taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation through the year ended December 31, 2009, it concluded that there were no additional uncertain tax positions other than those recorded by Penn Foster prior to the acquisition. The tax years ended December 31, 2006 and later remain subject to examination by major tax jurisdictions as of December 31, 2009.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties from January 1, 2009 through December 31, 2009 is as follows:

(in thousands)
Balance at January 1, 2009	$—
Additions related to Penn Foster acquisition	3,294

Balance at December 31, 2009	$3,294

At December 31, 2009, the Company had $3.6 million of net unrecognized tax benefits, none of which if recognized, would reduce the Company’s effective tax rate. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.

The Company reports penalties and tax-related interest expense as a component of the provision for income taxes in the accompanying consolidated statement of operations. As of December 31, 2009 and 2008 the Company had $262,000 and $55,000 of accrued interest and penalties, respectively, in accrued expenses in the accompanying consolidated balance sheet.

The Company files income tax returns in the United States (“U.S.”) on a federal basis, various U.S. states, and in Canada. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2006 and later tax years remain subject to examination by the applicable taxing authorities.

The Company has an indemnification agreement with the former owners of Penn Foster which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities from prior to December 7, 2009. As of December 31, 2009 the balance of this receivable included in other long term assets is $3.4 million.

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

The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	2009	2008	2007
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	2.1%	2.8%	4.3%
Volatility	45.4%	36.8%	42.0%

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The accounting standards require the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted to exclude periods in which forfeit rates are impacted by non-recurring events, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

The Company’s 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) provides for the authorization and issuance of an aggregate of 7,532,588 shares of common stock. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock units, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years and generally vest quarterly over four years. Awards of restricted stock units are granted to officers and certain employees and generally vest quarterly over four years. Awards of restricted stock to directors are generally granted in June of each year and vest in January of the following year. As of December 31, 2009, there were approximately 1,178,000 shares available for grant under the Stock Incentive Plan.

In connection with the hiring of certain executive officers, the Company has granted options outside of the Stock Incentive Plan, for periods not to exceed ten years, and which typically vest quarterly over four years. During 2007, the Company granted 2,450,000 options outside of the Stock Incentive Plan to the Company’s President and Chief Financial and Operating Officer. During 2009, the Company granted 600,000 options outside of the Stock Incentive Plan to the new presidents of the Test Preparation Services and Penn Foster divisions.

Information concerning all stock option activity for the year ended December 31, 2009 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,511,521	$6.43
Granted at market price	1,180,000	3.97
Forfeited	(1,384,444)	7.68
Exercised	(8,472)	2.13
Outstanding at December 31, 2009	6,298,605	$5.70
Vested or expected to vest at December 31, 2009	6,159,164	$5.73	5.96	$290
Exercisable at December 31, 2009	3,708,407	$6.19	4.21	$78

The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $1.67, $2.89 and $2.43, respectively.

The aggregate intrinsic value of stock options outstanding and exercisable was $78,000, $412,000 and $4.6 million for the years ending December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $6.6 million, net of estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of non-vested shares of restricted stock units and restricted stock as of December 31, 2009, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at December 31, 2008	25,000	$6.76
Awards granted	965,000	3.83
Awards vested	(25,000)	6.76

Non-vested awards outstanding at December 31, 2009	965,000	$3.83

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

During 2007, the Board of Directors approved the granting of 280,940 shares of restricted stock awards under the Company’s 2000 Stock Incentive Plan to the senior management of the Company and the outside members of the Board of Directors, having a grant-date fair value of $1.4 million. These restricted stock awards generally vested quarterly over a two year period. As of December 31, 2008, these grants were fully vested.

The Board of Directors also approved in May 2007 the granting of 257,519 shares of restricted stock awards, which vested immediately, as payment of bonuses to employees, in lieu of payment in cash resulting in a compensation cost of $1.7 million.

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

On June 30, 2008, the Company granted 25,000 shares of restricted stock awards to certain of its non-employee directors having a grant date fair value of $169,000. These restricted stock awards vested on January 30, 2009.

On June 30, 2009, the Company granted 20,000 shares of restricted stock to certain of its non-employee directors having a grant date fair value of $108,000. These restricted stock awards vest on January 30, 2010.

During the fourth quarter of 2009, the Board of Directors granted 545,000 shares of restricted stock units to certain officers and senior management of the Company having a grant date fair value of approximately $2.1 million. In addition, the Board of Directors granted 400,000 shares of restricted stock units having a grant date fair value of $1.5 million outside of the Stock Incentive Plan to the new presidents of the Test Preparation Services and Penn Foster divisions. These restricted stock units generally vest quarterly over a four year period. As of December 31, 2009, none of these grants were fully vested.

As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested restricted stock awards and units amounted to approximately $3.5 million, which will be recognized over the weighted-average remaining requisite service period of approximately 3.9 years.

Performance Stock Awards

During the year ended December 31, 2008, the Board of Directors awarded performance based options for an aggregate of 275,000 shares of common stock under the 2000 Stock Incentive Plan, which are included in the stock option table above. The vesting of these options is contingent upon exceeding annual earnings or revenue targets for the years ending 2008 through either 2011 or 2012, depending upon the award. For the years ended December 31, 2009 and 2008, the Company recorded $12,000 and $96,000, respectively, in expense related to performance based options based on management’s estimate of the probability of the award vesting.

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

Total stock-based compensation expense recorded for the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $3.9 million and $5.2 million, respectively. For the year ended December 31, 2007,

$1.7 million was recorded as a part of restructuring costs. The remaining amounts were recorded as selling, general and administrative expense in the accompanying consolidated statements of operations.

Retirement Plans

The Company has a retirement savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code which provides that eligible employees may make contributions subject to Internal Revenue Code limitations. The Plan covers substantially all employees of the Company who meet the minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Upon completion of one year of service, employees receive matching contributions from the Company of 100% up to the first 4% of eligible pay that the employee contributes.

On December 7, 2009, the Company assumed the retirement savings plan of Penn Foster. This plan was established under Section 401(k) of the Internal Revenue Code and covers substantially all employees of Penn Foster who meet the minimum age and service requirements. Penn Foster’s matching contribution is 100% of the first 2% and 50% of the next 5% of contributed salary if the employee’s employment is governed under the terms of a collective bargaining agreement, and 50% of the first 6% of contributed salary if the employee’s employment is not governed by a collective bargaining agreement.

The Company’s aggregate contributions to both plans, including Penn Foster’s since December 7, 2009, were $700,000, $413,000, and $279,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

13. Related Parties

Publisher

Random House, Inc (“Random House”), the publisher and distributor of substantially all of the Company’s books, was a related party until April 2009 when one of the Company’s board of directors who was affiliated with Random House resigned. For the years ended December 31, 2008 and 2007, the Company earned $4.0 million and $3.9 million, respectively, of book and publication income from Random House. Total receivables at December 31, 2008 included $2.4 million due from Random House for royalties, book advances, copy editing and marketing fees. The Company also paid Random House web hosting fees during the years ended December 31, 2008 and 2007 of approximately $1.2 million and $959,000, respectively.

Loans to Officers

As of December 31, 2008, the Company had a loan to one former executive officer in the amount of $207,000 that accrued interest at 7.3% per year and was secured by 35,662 shares of the Company’s common stock. On March 20, 2009, the Company received the 35,662 shares for full settlement of the loan and returned the shares to authorized, but unissued common stock. In conjunction with the settlement, the Company recognized a loss of $45,000 which is included in other income (expense), net in the accompanying statement of operations for the year ended December 31, 2009. No loans were made to executive officers after February 2002 and no loans are outstanding as of December 31, 2009.

Transactions with Bain Capital LLC

During 2008, the Company entered into agreements with Bain Capital LLC (“Bain”), an affiliate of certain of the Series C and E Preferred Stock purchasers, to provide live and online GMAT instruction and business school tutoring services to a limited number of Bain employees. For the year ended December 31, 2009, the Company recognized revenue of approximately $9,100 from these agreements.

Transactions with US Skills, LLC

During 2007 and 2008, the Company entered into agreements with US Skills, LLC (“US Skills”), whereby the Company licensed certain technologies to US Skills for contracted fees of $500,000 and $480,000, respectively. Michael J. Perik, who has a controlling ownership interest in US Skills, was appointed the Company’s President and Chief Executive Officer and a director on July 22, 2007.

Effective April 2008, the Company entered into an additional agreement with US Skills to license to US Skills the Company’s K-12 assessment platform and to develop certain software to integrate the Company’s K-12 assessment platform with a third party’s application, all in connection with specified sublicenses by US Skills of such applications. Under the agreement, US Skills is obligated to pay the Company a development fee of $440,000 and license fees of $675,000 through December 31, 2009. Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the Company is reimbursed by US Skills. The agreement also provides for an equal sharing of all net revenues from the sublicensing by US Skills of the Company’s K-12 assessment platform and the third party’s application, after certain payments by US Skills to each of the Company and the third party. For the years ended December 31, 2009, 2008 and 2007, the Company recognized revenue related to US Skills in the amounts of $206,000, $1.5 million, and $250,000, respectively. This revenue is included in income (loss) from discontinued operations in the accompanying statements of operations. In 2009, the Company received reimbursement of $420,000 for its project management expenses.

On December 30, 2009, the Company entered into a software license agreement with US Skills whereby the Company agreed to provide its online SAT and ACT preparation software, third party software and hardware. The Company will receive $760,000 in consideration of this agreement.

In accordance with accounting standards established for consolidation of variable interest entities, the Company evaluated at each reporting period whether its interest and relationships with US Skills would require the Company to consolidate US Skills. The Company determined that consolidation of US Skills was not required.

14. Segment Reporting

Segment information is presented in accordance with accounting standards established regarding, disclosures about segments of an enterprise and related information. This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

As of December 31, 2009, the Company operates in three reportable segments: Test Preparation Services, Supplemental Educational Services (“SES”) and Penn Foster. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Test Preparation Services division provides live and online test preparation courses and tutoring services and receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand. The SES division delivers state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. The Penn Foster division, acquired in December 2009, provides accredited, career-focused, online degree and vocational programs in the fields of allied health, business, technology, education and select trades. The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facility expenses, human resource expenses and other shared services.

The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means operating income (loss) from continuing operations before depreciation and amortization, restructuring expense, acquisition expense, stock-based compensation expense and impairment of investment, plus other income (expense), excluding non-cash and non recurring earnings or charges. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Year Ended December 31, 2009 (in thousands)
	Test Prep Services	SES	Penn Foster	Corporate	Total
Revenue	$110,414	$27,620	$5,485	$—	$143,519

Operating expense	94,835	27,165	6,100	25,519	153,619

Operating income (loss) from continuing operations	15,579	455	(615)	(25,519)	(10,100)
Depreciation and amortization	3,791	175	1,835	2,546	8,347
Restructuring	—	—	—	7,711	7,711
Acquisition expense	—	—	—	2,984	2,984
Stock based compensation	—	—	—	2,979	2,979
Other income (see reconciliation below)	—	—	—	261	261

Segment EBITDA	19,370	630	1,220	(9,038)	12,182

Total segment assets	139,319	4,050	231,790	14,648	389,807

Segment goodwill	84,689	—	101,829	—	186,518

Expenditures for long lived assets	$4,867	$38	$93	$4,362	$9,360

	Year Ended December 31, 2008 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$108,454	$30,320	$—	$138,774

Operating expenses	88,891	26,675	21,378	136,944

Operating income (loss) from continuing operations	19,563	3,645	(21,378)	1,830
Depreciation and amortization	2,396	22	2,247	4,665
Restructuring	—	—	2,233	2,233
Stock based compensation	—	—	3,868	3,868
Other income (see reconciliation below)	—	—	81	81

Segment EBITDA	21,959	3,667	(12,949)	12,677

Total segment assets (excluding assets held for sale)	135,621	11,100	18,051	164,772

Segment goodwill	84,584	—	—	84,584

Expenditures for long lived assets	$2,811	$366	$2,171	$5,348

	Year Ended December 31, 2007 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$93,417	$17,197	$—	$110,614

Operating expenses	79,588	15,412	39,129	134,129

Operating income (loss) from continuing operations	13,829	1,785	(39,129)	(23,515)
Depreciation and amortization	2,089	11	2,230	4,330
Restructuring	—	—	8,853	8,853
Stock based compensation	—	—	5,165	5,165
Impairment of investment	—	—	1,000	1,000
Other income (see reconciliation below)	—	—	57	57

Segment EBITDA	15,918	1,796	(21,824)	(4,110)

Total segment assets (excluding assets held for sale)	62,730	117	37,253	100,100

Segment goodwill	33,627	—	—	33,627

Expenditures for long lived assets	$834	$107	$1,410	$2,351

Reconciliation of other (expense) income, net to other income, excluding items:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Other (expense) income, net	$(517)	$81	$(7,558)
Loss from extinguishment of credit facility	878	—	—
(Gain) loss from change in fair value of derivatives	(100)	—	7,615

Other income, excluding items	$261	$81	$57

15. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2009. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Revenue
Test Preparation Services	$27,363	$25,220	$34,090	$23,741	$23,150	$28,272	$34,050	$22,982
SES	17,460	6,252	235	3,673	12,592	5,780	699	11,249
Penn Foster	—	—	—	5,485	—	—	—	—

Total revenue	44,823	31,472	34,325	32,899	35,742	34,052	34,749	34,231

Operating expenses
Costs of goods and services sold (exclusive of items below)	17,359	13,685	11,723	13,231	14,550	11,363	11,178	14,056
Selling, general and administrative	20,565	16,803	18,884	22,327	19,672	18,535	20,509	20,183
Depreciation and amortization	1,531	1,648	1,634	3,534	922	1,212	1,232	1,299
Restructuring	2,918	1,130	1,131	2,532	435	1,316	482	—
Acquisition expenses	—	—	285	2,699	—	—	—	—

Total operating expenses	42,373	33,266	33,657	44,323	35,579	32,426	33,401	35,538

Operating income (loss) from continuing operations	2,450	(1,794)	668	(11,424)	163	1,626	1,348	(1,307)

Income (loss) from continuing operations	1,860	(1,584)	144	(14,322)	178	1,102	421	(1,885)

Loss per share:
Basic and diluted income (loss) from continuing operations	$0.02	$(0.08)	$(0.03)	$(0.08)	$(0.03)	$—	$(0.02)	$(0.09)

Weighted average shares used in computing income (loss) from continuing operations
Basic	33,742	33,719	33,725	33,727	29,486	32,918	33,498	33,708
Diluted	33,858	33,719	33,725	33,727	29,486	32,918	33,498	33,708

The Company corrected immaterial adjustments in revenue relating to the second quarter of 2009 by reducing revenue in the fourth quarter by $680,000.

16. Earnings (Loss) Per Share

Earnings (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Series E Preferred Stock a participating security because it includes rights to participate in dividends with the common stock on a one for one basis, with the holders of Series E Preferred Stock deemed to have common stock equivalent shares based on a conversion price of $4.75. In applying the two-class method, earnings are allocated to both common stock shares and Series E Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Series E Preferred Stock shares.

Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Numerator for earnings (loss) per share:
Loss from continuing operations	$(13,902)	$(184)	$(30,816)
Earnings to common shareholders from exchange of Series C to Series E preferred stock	13,255	—	—
Dividends and accretion on preferred stock	(5,308)	(4,695)	(2,232)

Loss from continuing operations attributed to common stockholders	$(5,955)	$(4,879)	$(33,048)
Income (loss) from discontinued operations	1,516	(8,506)	2,073

Loss attributed to common stockholders	$(4,439)	$(13,385)	$(30,975)

Denominator for basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	33,728	32,409	27,877

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.18)	$(0.15)	$(1.19)
Income (loss) from discontinued operations	0.04	(0.26)	0.07

Loss attributed to common shareholders	$(0.13)	$(0.41)	$(1.11)

The following were excluded from the computation of diluted earnings (loss) per common share because of their anti-dilutive effect.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	63	389	277
Effect of convertible preferred stock-based on the if-converted method	—	10,548	5,341

	63	10,937	5,618

17. Restructuring

2009 Initiatives

The Company announced and commenced a restructuring initiative in the first quarter of 2009 related to its decision to outsource its information technology operations, transfer the majority of remaining corporate functions located in New York City to its offices located near Boston, Massachusetts, and simplify its management structure following the sale of the K-12 Services division. The Company incurred restructuring charges of $5.4 million for this initiative during the year ended December 31, 2009, primarily related to employee severance and termination benefits and external transition fees and duplicative costs associated with the transition of information technology operations to a third party. All cash payments associated with this initiative were made by the end of the fourth quarter of 2009. The following table sets forth accrual activity relating to this restructuring initiative for the year ended December 31, 2009:

	Severance and Termination Benefits	Transition Fees and Duplicative Costs	Total
	(in thousands)
Restructuring provision in 2009	$2,592	$2,765	$5,357
Cash paid	(2,592)	(2,765)	(5,357)

Accrued restructuring balance at December 31, 2009	$—	$—	$—

Following the Company’s acquisition of Penn Foster on December 7, 2009, the Company announced and commenced a restructuring initiative that involves the consolidation of the Company’s real estate portfolio and certain operations, the reorganization of its management structure and the elimination of certain duplicative assets and functions. In conjunction with this initiative, certain members of senior management were terminated and on December 17, 2009 the Company notified certain employees that it intends to close its administrative office in New York City by March 31, 2010. The Company incurred restructuring charges of $2.3 million for this initiative during the year ended December 31, 2009 related to employee severance and termination benefits. The Company expects to make all cash payments associated with these charges by the end of the fourth quarter of 2010. In addition, the Company expects to incur additional restructuring charges in 2010 related to lease termination costs associated with the New York City facility closure and the elimination of additional duplicative assets and functions as Penn Foster and the existing business structure are further integrated. The following table sets forth accrual activity relating to this restructuring initiative for the year ended December 31, 2009:

Severance and Termination Benefits
(in thousands)
Restructuring provision in 2009	$2,354
Cash paid	(23)

Accrued restructuring balance at December 31, 2009	$2,331

2007 Initiative

The Company announced and commenced a restructuring initiative in the third quarter of 2007, continuing through the year ended December 31, 2008, related to the relocation of the Company’s finance and some legal operations from New York City to offices located near Boston, Massachusetts, and the consolidation of the remaining New York offices. The relocation was undertaken in order to improve the financial reporting process and to continue remediation efforts related to material weaknesses previously reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission. The Company incurred restructuring charges of $8.9 and $2.2 million for this initiative during the years ended December 31, 2007 and 2008, respectively, primarily related to employee severance and termination benefits. Substantially all cash payments associated with this initiative were made by the end of the third quarter of 2008.

The following table sets forth accrual activity relating to this restructuring initiative for the years ended December 31, 2008 and 2007:

Severance and Termination Benefits
(in thousands)
Restructuring provision in 2007	$8,853
Non-cash charges	(1,684)
Cash paid	(2,861)

Accrued restructuring balance at December 31, 2007	4,308
Restructuring provision in 2008	2,233
Cash paid	(6,518)

Accrued restructuring balance at December 31, 2008	23

18. Disclosure of Fair Value of Financial Instruments

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by an accounting standard that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1.	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of money market funds and 90 day certificates of deposit, which are valued at quoted market prices in active markets.

Level 2.	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have any Level 2 assets or liabilities.

Level 3.	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liabilities consist of embedded derivatives.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2009:

	December 31, 2009
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$2,411
Certificates of deposit	726
Liabilities:
Embedded financial derivatives			$1,518

Money market funds, included in cash and cash equivalents, and certificates of deposit, included in cash and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s Bridge Notes, Senior Notes and Junior Notes as described in Note 7 are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The Company performed a sensitivity analysis to determine the financial statement impact of a 40% change in the estimated probability utilized to value the embedded derivatives, and noted such variability would have the impact of increasing or decreasing the total fair value of the embedded derivatives by approximately $0.6 million. The fair value of embedded derivatives is included in other long-term liabilities in the accompanying balance sheet and the change in fair value is recognized in other income (expense), net in the accompanying statement of operations.

Nonfinancial assets such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when impairment is recognized. No impairment charges of goodwill and intangible assets were recorded during the years ended December 31, 2009, 2008 and 2007.

19. Subsequent Events

On January 15, 2010, the Company announced that it had been selected by the National Labor College, the AFL-CIO’s accredited higher education institution, to collaborate on a joint online education venture, tentatively named the College for Working Families. The new online service intends to bring affordable, high-quality degree programs to the AFL-CIO’s 11.5 million members and their families. The Company is currently negotiating the terms and conditions of the joint venture.

On March 12, 2010, the Company issued an additional $10.0 million of Series E Preferred Stock to Camden Partners Strategic Fund IV, L.P. and Camden Partners Strategic Fund IV-A, L.P. (together, “Camden”) at a purchase price of $1,000 per share on the same terms and conditions as the existing Series E Purchasers pursuant to the Series E Purchase Agreement among the Company and the original Series E Purchasers. In connection with this purchase, Camden also became a party to the Amended and Restated Investor Rights Agreement, dated December 7, 2009, with Camden, the existing Series E Purchasers and certain other parties pursuant to which the Company granted Camden demand registration rights, information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future identical to the rights granted to the existing Series E Purchasers upon the initial sale of Series E Preferred Stock on December 7, 2009.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1) (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended December 31, 2009	$1,105	$245	$(581)	$769
Year Ended December 31, 2008	$1,448	$138	$(481)	$1,105
Year Ended December 31, 2007	$2,136	$1,543	$(2,231)	$1,448

Valuation allowance for deferred tax assets
Year Ended December 31, 2009	$32,808	$5,056	$—	$37,864
Year Ended December 31, 2008	$36,328	$4,070	$(7,590)	$32,808
Year Ended December 31, 2007	$29,601	$6,727	$—	$36,328

(1)	Deductions from allowance for doubtful accounts consist primarily of amounts written off during the period and for the year ended December 31, 2009, a reclassification of amounts reserved for to related party receivable.
(2)	Deductions from valuation allowance for deferred tax assets consist of amounts related to SoCal and TSI acquisitions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuers management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This evaluation was done under the supervision and with the participation of management, including our CEO and CFO.

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

As a result of this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2009.

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

The Company’s management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009 based on criteria in Internal Control—Integrated Framework issued by COSO. The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Penn Foster which was acquired by the Company in a purchase business combination on December 7, 2009. Penn Foster is a wholly-owned subsidiary whose total assets and total revenue represent 59% and 4%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

(c) Remediation of Material Weakness in Internal Control over Financial Reporting Related to the Financial Statement Close Process

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management concluded that as of December 31, 2008 the Company’s internal control over financial reporting was not effective and that a material weakness in internal controls over financial reporting existed. Specifically, the Company concluded that controls over the financial statement close process related to account reconciliations and analyses, including bank accounts, deferred project costs, certain long-lived assets and accrued liabilities, were not effective. As a result, a large volume of adjustments were necessary to completely and accurately present the financial statements in accordance with generally accepted accounting principles. Due to the significance of the adjustments identified and the significance of the financial statement close process to the preparation of reliable financial statements, there was a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis.

Management has concluded that, as of December 31, 2009, the Company has remediated the previously reported material weakness in internal control over financial reporting relating to the financial statement close process. During the year ended December 31, 2008, the Company took the following remedial actions but concluded that there was not a sufficient period of time prior to year end to evidence the effectiveness of the actions implemented:

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

•

Instituted detailed monthly reviews of site and division income statements and more rigorous management reviews of financial results including detailed comparisons of financial results versus budget and prior periods

•	Improved internal communications procedures regarding the financial close process throughout the Company.

During the fourth quarter of fiscal 2009, the Company completed testing to validate compliance with the newly implemented policies, procedures and controls and concluded that the material weakness in its internal control over financial reporting relating to the financial statement close process was remediated as of December 31, 2009.

(d) Changes in Internal Control over Financial Reporting

The discussion above under Remediation of Material Weakness in Internal Control over Financial Reporting Related to the Financial Statement Close Process includes a description of the material changes to the Company’s internal control over financial reporting during the fourth quarter of 2009 that materially affected the Company’s internal control over financial reporting. In addition, as described above under Management’s Report on Internal Control over Financial Reporting, the Company acquired Penn Foster during the fourth quarter of 2009. The Company expects the Penn Foster acquisition will have a material effect on the Company’s internal controls over financial reporting. The Company will assess the impact of this acquisition on the Company’s internal controls over financial reporting during 2010.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders, scheduled to be held on June 22, 2010.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders, scheduled to be held on June 22, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders, scheduled to be held on June 22, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders, scheduled to be held on June 22, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2010 annual meeting of stockholders, scheduled to be held on June 22, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 53 of this Annual Report on Form 10-K.

2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 53 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

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

3.2

—    Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 8, 2009 (our “December 8, 2009 Form 8-K”)).

3.3	— Certificate of Designation of Series E Non-Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to our December 8, 2009 Form 8-K).

3.4	— Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.4 to our December 8, 2009 Form 8-K).

4.1	— Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1).

4.2

—    Amended and Restated Investor Rights Agreement, dated as of December 7, 2009, by and among The Princeton Review, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.1 to our December 8, 2009 Form 8-K).

4.3

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

Exhibit Number	Description
10.2+	— Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.3	— Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.4	— Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

10.5	— Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.6	— Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.7	— Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

10.8

—    Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co. (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2005).

10.9+

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.10+

—    Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.11

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on May 3, 2007).

10.12+

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 9, 2007).

10.13+

—    Employment Agreement, dated September 12, 2005, between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.14+

—    Amendment, dated May 5, 2006, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.15+

—    Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.16+

—    Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

Exhibit Number	Description
10.17

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.18

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.19

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.20*	— Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.21*	— First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.22*	— Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.23+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.24+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.25+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.26+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.27+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.28

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.29+

—    Amendment, dated December 17, 2008, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2008).

Exhibit Number	Description

10.30

—    Registration Agreement dated as of March 26, 2009 by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

10.31

—    Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

10.32+

—    Form of Restricted Stock Unit Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 2, 2009).

10.33

—    Credit Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our December 8, 2009 Form 8-K).

10.34

—    Guaranty and Security Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent and collateral agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to our December 8, 2009 Form 8-K).

10.35

—    Senior Subordinated Note Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.3 to our December 8, 2009 Form 8-K).

10.36

—    Securities Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.4 to our December 8, 2009 Form 8-K).

10.37

—    Bridge Note Purchase Agreement, dated December 7, 2009, by and between The Princeton Review, Inc. and its domestic subsidiaries Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.5 to our December 8, 2009 Form 8-K).

10.38

—    Guaranty and Security Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Advisors, LLC, as collateral agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.6 to our December 8, 2009 Form 8-K).

10.39

—    Series E Preferred Stock Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.7 to our December 8, 2009 Form 8-K).

10.40*+	— Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick.

10.41*+	— Executive Employment Agreement dated as of December 7, 2009 by and between The Princeton Review, Inc. and Stuart Udell.

Exhibit Number	Description
21.1*	— Subsidiaries of the registrant.

23.1*	— Consent of PricewaterhouseCoopers LLP.

23.2*	— Consent of Grant Thornton LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

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

Signature	Title	Date

/S/ MICHAEL J. PERIK Michael J. Perik	President and Chief Executive Officer (principal executive officer) and Director	March 15, 2010

/S/ STEPHEN RICHARDS Stephen Richards	Chief Operating Officer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2010

/S/ DAVID LOWENSTEIN David Lowenstein	Chairman of the Board of Directors	March 15, 2010

/S/ JEFFREY R. CRISAN Jeffrey R. Crisan	Director	March 15, 2010

/S/ ROBERT E. EVANSON Robert E. Evanson	Director	March 15, 2010

/S/ RICHARD KATZMAN Richard Katzman	Director	March 15, 2010

/S/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 15, 2010

/S/ JOHN. S. SCHNABEL John S. Schnabel	Director	March 15, 2010

/S/ LINDA WHITLOCK Linda Whitlock	Director	March 15, 2010

EXHIBIT INDEX

Exhibit Number	Description
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

3.2

—    Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 8, 2009 (our “December 8, 2009 Form 8-K”)).

3.3	— Certificate of Designation of Series E Non-Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to our December 8, 2009 Form 8-K).

3.4	— Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.4 to our December 8, 2009 Form 8-K).

4.1	— Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Form S-1).

4.2

—    Amended and Restated Investor Rights Agreement, dated as of December 7, 2009, by and among The Princeton Review, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.1 to our December 8, 2009 Form 8-K).

4.3

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
10.8

—    Office Lease Extension, dated November 18, 2005, as amended, by and between The Princeton Review, Inc. and 2315 Broadway Realty Co. (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2005).

10.9+

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.10+

—    Form of Performance Based Deferred Stock Award Agreement pursuant to the Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.11

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on May 3, 2007).

10.12+

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 9, 2007).

10.13+

—    Employment Agreement, dated September 12, 2005, between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.14+

—    Amendment, dated May 5, 2006, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.15+

—    Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.16+

—     Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.17

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.18

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.19

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

Exhibit Number	Description
10.20*	— Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.21*	— First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.22*	— Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.23+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.24+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and John Marshall (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.25+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.26+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Stephen C. Richards (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.27+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Neal S. Winneg (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.28

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.29+

—    Amendment, dated December 17, 2008, to Employment Agreement between Kevin Howell and The Princeton Review, Inc. (incorporated herein by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2008).

10.30

—    Registration Agreement dated as of March 26, 2009 by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

10.31

—    Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

10.32+

—    Form of Restricted Stock Unit Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 2, 2009).

Exhibit Number	Description
10.33

—    Credit Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our December 8, 2009 Form 8-K).

10.34

—    Guaranty and Security Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent and collateral agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.2 to our December 8, 2009 Form 8-K).

10.35

—    Senior Subordinated Note Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.3 to our December 8, 2009 Form 8-K).

10.36

—    Securities Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.4 to our December 8, 2009 Form 8-K).

10.37

—    Bridge Note Purchase Agreement, dated December 7, 2009, by and between The Princeton Review, Inc. and its domestic subsidiaries Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.5 to our December 8, 2009 Form 8-K).

10.38

—    Guaranty and Security Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Advisors, LLC, as collateral agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.6 to our December 8, 2009 Form 8-K).

10.39

—    Series E Preferred Stock Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.7 to our December 8, 2009 Form 8-K).

10.40*+	— Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick.

10.41*+	— Executive Employment Agreement dated as of December 7, 2009 by and between The Princeton Review, Inc. and Stuart Udell.

21.1*	— Subsidiaries of the registrant.

23.1*	— Consent of PricewaterhouseCoopers LLP.

23.2*	— Consent of Grant Thornton LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.