Form 10-K/A
period 2009-12-31
PRINCETON REVIEW INC
filed 2010-04-30
CIK 1113668

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

The registrant had 49,256,648 shares of $0.01 par value common stock outstanding at April 21, 2010.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K (this “Amendment No. 1”) of The Princeton Review, Inc. (the “Company”) for the period ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 to include information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted. In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. These updated certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.

THE PRINCETON REVIEW, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following biographical descriptions set forth certain information with respect to our directors, based upon information furnished to us by each director. The information presented includes information regarding the individual’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director for the Company. We also believe that all of our directors have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to The Princeton Review and the Board of Directors. While the Nominating Committee does not have a formal policy with respect to diversity, the Board of Directors and the Nominating Committee believe that it is important that the members of the Board of Directors represent diverse viewpoints. The qualifications that our Nominating Committee seeks in recommending qualified director candidates is described below under the sections titled “Nominating Committee” and “Corporate Governance Guidelines.”

Class III Directors—Term to Expire in 2010

John S. Schnabel, 45, has served as a director of our company since December 2009. Mr. Schnabel has been a partner at Falcon Investment Advisors LLC since 2000. Mr. Schnabel was a partner at Canterbury Capital Partners LLC from 1997 to 2000, and his prior affiliations include Generation Partners and General Motors Investment Management Corporation. Mr. Schnabel received a B.S. in Chemistry from Adelphi University, an M.B.A. with emphasis in Operations Research from Hofstra University and an advanced studies certificate from New York University’s Stern School of Business Administration. Mr. Schnabel was elected to our Board of Directors in accordance with the terms of our junior credit facilities. Mr. Schnabel has extensive knowledge of the capital markets and is a valuable contributor to our Board of Directors’ discussions of our company’s financial position and financing opportunities.

Linda Whitlock, 62, has served as a director of our company since April 2009. Ms. Whitlock has also been a director of the Cambridge Trust Company/Cambridge Bancorp, a publicly held bank and bank holding company, since 2002. Ms. Whitlock also served on the board of directors of the Boston Stock Exchange from 2004 to 2008. Ms. Whitlock is the Principal of The Whitlock Group, a firm that provides management, strategy, and governance consulting to chief executive officers, board chairs, and senior leadership teams. From January 1999 to June 2008, she was the Nicholas President and Chief Executive Officer of Boys & Girls Clubs of Boston, a non-profit entity that provides affordable, high-impact programs to tens of thousands of at-risk youth. Before that, Ms. Whitlock held administrative positions at, and had been a member of the faculties of, Buckingham Browne & Nichols School and Concord Academy in Massachusetts. She has also taught at MIT, Tufts, and the University of Michigan. Ms. Whitlock received an A.B. in psychology from Mount Holyoke College and an A.M. in Psychology from the University of Michigan. Ms. Whitlock’s breadth of experience in education, executive-level operations and finance and her experience on other public company boards of directors makes her well suited for our Board of Directors and our Audit Committee.

Class II Directors—Term to Expire in 2012

Richard Katzman, 53, has served as a director of our company since 1985. Since 1997, Mr. Katzman has been the Chairman of the Board and Chief Executive Officer of Kaz, Inc., a manufacturer of consumer appliances. From 1987 to 1997, Mr. Katzman served as President of Kaz, Inc. Mr. Katzman received a B.A. from Brown University. Mr. Katzman’s tenure as a director with our company and his executive level operating experience provides us with a valuable perspective on the company’s current direction, its historical challenges and the test preparation business generally.

David Lowenstein, 48, has served as a director of our company since May 2007 and as Chairman of the Board of Directors since September 2008. Mr. Lowenstein has served as the President of Federated Networks, a start-up security software company, since 2005. From 2003 to 2005, Mr. Lowenstein served as the President of Learning Library, Inc., a web-based education publishing and management company. In December 1995, Mr. Lowenstein co-founded SOURCECORP, Incorporated (formerly known as F.Y.I. Incorporated), a business process outsourcing and consulting firm, and served as its Director, Executive Vice President Corporate Development, Chief Financial Officer and Treasurer from February 1995 to December 1997, its Director, Executive Vice President Corporate Development from December 1997 to December 1999 and its Director, Mergers and Acquisition Consultant from January 2000 to July 2006. Mr. Lowenstein received his Honors B.A. from Sir Wilfred University and a M.S. in Public Policy and Business Administration from Carnegie Mellon University. Mr. Lowenstein’s transactional and financial expertise and executive level operating experience are an asset to our company, and these experiences benefit us through his service as the Chairman of our Board of Directors, Chair of our Compensation Committee, and a member of our Nominating Committee and Audit Committee for which he qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission (“SEC”).

David L. Warnock, 52, has served as a director of our company since March 2010. Mr. Warnock is a partner with Camden Partners and co-founded the firm in 1995. He has over 25 years of investment experience and focuses on investments in the education and business and financial services sectors. Mr. Warnock serves on the boards of directors of National American University, Inc., New Horizons Worldwide, Inc., Nobel Learning Communities, Inc., Primo Water Corporation, Questar Assessment, Inc., formerly Touchstone Applied Science Associates, and certain private companies, and formerly served on the board of American Public Education, Inc., all of which are Camden Partners’ portfolio companies, as well as several non-profit organizations. Previously, Mr. Warnock was President of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II. He was also co-manager of the T. Rowe Price New Horizons Fund. Mr. Warnock was employed by T. Rowe Price Associates from 1983 to 1995. Upon forming Camden Partners (formerly known as Cahill, Warnock & Company) and until December 31, 1997, Mr. Warnock served as a consultant to the advisory committees of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II. Mr. Warnock started his career at Welch and Forbes, Boston-Based private trustees. Mr. Warnock is also Chairman of The Center for Urban Families and former Chairman of the Board of Calvert Education Services. Mr. Warnock is also a founder and trustee of the Green Street Academy in Baltimore City. Mr. Warnock received his undergraduate degree from the University of Delaware and an M.S. in Finance from the University of Wisconsin. He is a Chartered Financial Analyst Charterholder. Mr. Warnock was elected to our Board of Directors in accordance with the terms of our Joinder and Amendment to our Series E Preferred Stock Purchase Agreement. Mr. Warnock’s extensive experience in the education and financial sectors provides us with a balanced guidance in shaping our strategic and financing opportunities.

Class I Directors—Term to Expire in 2011

Robert E. Evanson, 73, has served as a director of our company since June 2005. From retirement in 2003 through 2008, Mr. Evanson was an advisor to Apax Partners, Inc., a $31 billion private equity company, The Parthenon Group, a strategic consulting firm based in Boston, Massachusetts and others. From 1992 until 2003, Mr. Evanson worked at The McGraw-Hill Companies, Inc., a global information services provider and publisher, in various positions leading up to President of McGraw-Hill Education, the educational publishing unit of McGraw-Hill. Before that, Mr. Evanson held various posts at Harcourt Brace Jovanovich, Inc. including Chief Financial Officer and CEO of Sea World Theme Parks and was a partner at Arthur Andersen & Co. Mr. Evanson received a B.B.A. from St. John’s University and an M.B.A. from New York Institute of Technology. Mr. Evanson brings extensive experience in the education and publishing fields and serves as the chair of our Audit Committee for which he qualifies as an “audit committee financial expert” under the rules of the SEC. Mr. Evanson also serves on our Compensation Committee and Nominating Committee.

Michael J. Perik, 52, has served as Chief Executive Officer, President and as a director of our company since July 2007. From June 2006 until April 2007, Mr. Perik served as the Chairman of Houghton Mifflin Company’s Assessment Division, following its acquisition of Achievement Technologies, Inc., at which Mr. Perik served as Chief Executive Officer from 2002 until 2006 and as a director since 2000. Houghton Mifflin Company is an educational publisher and Achievement Technologies developed educational assessment software. Prior to forming Achievement Technologies, Inc., Mr. Perik was the Chairman and Chief Executive Officer of The Learning Company, Inc., a consumer software developer and publisher. Mr. Perik received a B.A. from the University of Toronto and a Master in Public Administration from the John F. Kennedy School of Government at Harvard University. Through years of executive level service in the education industry and as our President and Chief Executive Officer, Mr. Perik provides a critical contribution to the Board of Directors reflecting his detailed knowledge of our company, our employees, our products, our customers, our prospects, our industry and our markets.

Series Preferred Directors

Jeffrey R. Crisan, 36, has served as a director of our company since July 2007. Mr. Crisan has been a Managing Director of Bain Capital Ventures since 2009. Prior to that he held various roles within Bain Capital Ventures, including Director, since 2000. Prior to joining Bain Capital Ventures, Mr. Crisan worked in Bain Capital’s Private Equity Group from 1998 to 2000, and from 1995 to 1998, Mr. Crisan was a consultant with Bain & Company. Mr. Crisan currently serves as a director of Nanosphere, Inc. Mr. Crisan received a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. Mr. Crisan was elected to our Board of Directors in accordance with the terms of the Certificate of Designation of Series D Convertible Preferred Stock, which provides for the election of two directors by the holders of our Series D Convertible Preferred Stock. Our board of directors benefits from Mr. Crisan’s extensive experience with financial analysis, mergers and acquisitions, strategic analysis and planning for a range of growth companies and the integration of acquired businesses like Penn Foster. Mr. Crisan serves on our Compensation Committee and our Nominating Committee.

Michael A. Krupka, 45, has been a director of our company since July 2007. Mr. Krupka joined Bain Capital in 1991 and has served as a Managing Director of Bain Capital Ventures since 2000. Prior to Bain Capital Ventures, Mr. Krupka was a Managing Director with Bain Capital’s Private Equity Group from 1994 to 2000. From 1991 to 1994, Mr. Krupka was part of Information Partners, a Bain Capital fund focused on early- stage information technology investing, and a consultant with Bain & Company. Mr. Krupka serves as a director of Vonage Holdings Corp. Mr. Krupka received a B.A. from Dartmouth College. Mr. Krupka was elected to our Board of Directors in accordance with the terms of the Certificate of Designation of Series D Convertible Preferred Stock, which provides for the election of two directors by the holders of our Series D Convertible Preferred Stock. Mr. Krupka has substantial experience with capital markets, leveraged finance transactions and strategic analysis and planning for a range of growth companies, as well as extensive financial expertise.

Executive Officers

The following biographical descriptions set forth certain information with respect to our executive officers. See the “Directors—Class I Directors—Term to Expire in 2011” section above concerning our President and Chief Executive Officer, Michael J. Perik.

H. Scott Kirkpatrick, Jr., 37, President, Test Preparation Services Division, joined us in December 2009. Mr. Kirkpatrick served as an executive at Houghton Mifflin Harcourt from July 2006 to November 2009, where he served as Executive Vice President of Strategy and Marketing from December 2008 to November 2009, President of the company’s technology division, Houghton Mifflin Harcourt Learning Technology from January 2007 to December 2008 and Vice President of Strategy from July 2006 to January 2007. Prior to Houghton Mifflin Harcourt, Mr. Kirkpatrick was a strategy consultant at Callidon Group and the Parthenon Group from 2001 to July 2006, where he focused on advising clients in the information and publishing industries. Mr. Kirkpatrick was a United States Coast Guard officer from 1995 to 1999. Mr. Kirkpatrick received a B.S. in Economics and Management from the United States Coast Guard Academy and an M.B.A. from MIT’s Sloan School of Management.

Stephen C. Richards, 54, Executive Vice President, Chief Operating Officer and Chief Financial Officer, joined us in November 2007. In January 2008, our company appointed Mr. Richards as its principal accounting officer. Mr. Richards had been working as a consultant to our company from June 2007 to November 2007. Before that, Mr. Richards had served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Houghton Mifflin Company and HM Publishing Corp. from April 2004 to June 2007. From 1998 to 2002, Mr. Richards was Senior Vice President and Chief Financial Officer of Harcourt Education, a division of Harcourt General and an educational publisher, and in 2003 he also served as Global Chief Financial Officer of Harcourt Education. Mr. Richards received a B.A. from Boston University.

Stuart Udell, 42, President, Postsecondary Education, joined us in December 2009 in connection with the acquisition of Penn Foster Education Group, Inc., of which he was Chief Executive Officer since 2007. Mr. Udell served as President of Kaplan K12 Learning Services from February 2002 to March 2007, as well as President of the

School Renaissance Institute, a subsidiary of Renaissance Learning from 1997 to 2001. Mr. Udell currently serves as Chairman of the Board of the National Dropout Prevention Center/Network. Mr. Udell received a B.S. from Bucknell University and an M.B.A. from Columbia University.

Neal S. Winneg, 50, Executive Vice President, Secretary and General Counsel, joined us in August 2007. Mr. Winneg served as Senior Vice President, Secretary, and General Counsel of Upromise, Inc. from its formation in early 2000 through 2007. Before that, Mr. Winneg served as Senior Vice President, Secretary, and General Counsel of The Learning Company, Inc. Mr. Winneg began his career with the law firm of Skadden, Arps, Slate, Meagher & Flom, where he concentrated on corporate and securities law, mergers and acquisitions, and venture and other financing. Mr. Winneg received a B.A. from Yale University and a J.D. from Boston University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (collectively, “Section 16 reporting persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of The Princeton Review. Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and on written representations that no other reports were required, during the fiscal year ended December 31, 2009, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them; except that John S. Katzman, a beneficial owner of more than 10% of our common stock, failed to file a on a timely basis two reports required by Section 16(a) resulting in two transactions that were not reported on a timely basis.

The Board of Directors, Its Committees and Corporate Governance

Board of Directors

Our Board of Directors consists of nine directors. Our Board of Directors believes that there should be a majority of independent directors on the Board of Directors. Our Board of Directors also believes that it is useful and appropriate to have members of management as directors. The current board members include seven independent directors and one member of our senior management.

The Board of Directors has determined that each of Jeffrey R. Crisan, Robert E. Evanson, Michael A. Krupka, David Lowenstein, John S. Schnabel, Linda Whitlock and David L. Warnock qualify as “independent” in accordance with the director independence standards of The NASDAQ Stock Market, Inc. The NASDAQ independence definitions include a series of objective tests, including that the director is not an employee of the company and has not been engaged in various types of business relationships with the company. In addition, as also required by the NASDAQ rules, the Board of Directors has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment by such director in carrying out the responsibilities of a director.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. During 2009, the Audit Committee met 5 times, the Compensation Committee met 3 times and the Nominating Committee met 2 times.

Board Leadership Structure

The roles of Chairman of the Board of Directors and Chief Executive Officer of the Company are separated. Michael J. Perik is the Company’s Chief Executive Officer, while our Board of Directors is led by our Chairman, David Lowenstein, one of our independent directors. Independent directors and management have different perspectives and assume different roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board of Directors believes that having a Chairman who is independent and separate from the Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance.

One of the key responsibilities of the Board of Directors is to oversee management in the execution of the Company’s strategy. The Board of Directors believes having both an independent Chairman and a Chief Executive Officer is in the best interest of stockholders because it provides the appropriate balance between strategy development and independent oversight of management.

The Board of Directors’ Role in Risk Oversight

The Board of Directors oversees our risk management process. This oversight is primarily accomplished through the Board of Directors’ committees and management’s reporting processes, including receiving regular reports from members of senior management on areas of material risk to the company, including operational, financial, legal and regulatory, and strategic and reputational risks. The Audit Committee focuses on risk related to accounting, internal controls, and financial and tax reporting. The Audit Committee also assesses economic and business risks, monitors compliance with ethical standards and identifies and evaluates risks associated with related party transactions. The Compensation Committee identifies and oversees risks associated with our executive compensation policies and practices, and the Nominating Committee identifies and oversees risks associated with director independence and the implementation of corporate governance policies. When a committee of the Board of Directors is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full Board of Directors during the committee reports portion of the next meeting of the Board of Directors. This enables our Board of Directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Compensation Risk Assessment

We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. We also believe we have allocated our compensation among base salary, annual incentives and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. Additionally, as a provider of classroom-based, print and online education products and services, we do not face the same level of risks associated with compensation of employees at businesses such as financial services companies. Although our Compensation Committee focuses primarily on the compensation of named executive officers because risk-related decisions depend predominantly on their judgment, the Compensation Committee believes that the features of our programs reflect sound risk management practices, and risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company.

For more corporate governance information, you are invited to access our Investor Relations website at http://ir.princetonreview.com.

Attendance at Board, Committee and Annual Stockholders’ Meetings

The Board of Directors met fourteen times during 2009 (including meetings by telephone). Each of our directors is expected to attend each meeting of the Board of Directors and the committees on which he serves. In 2009, each of our directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he or she served. We do not currently have a policy requiring attendance of our directors at our annual meetings of stockholders. Five of our directors attended the 2009 annual meeting of stockholders.

Communications from Stockholders to Board Members

Our Board of Directors offers stockholders the opportunity to communicate directly with our directors. Stockholders who wish to communicate with the Board of Directors may do so by sending written communications addressed to the Board of Directors, The Princeton Review, Inc., 111 Speen Street, Suite 550, Framingham, MA 01701 or by email to Board@review.com. The name of any intended recipient should be noted in the communication. Communications sent or emailed to the Board of Directors are automatically forwarded to Neal Winneg, our corporate Secretary and Robert E. Evanson, one of our independent directors and the Chairman of the Audit Committee. Upon receipt of a communication, Mr. Winneg forwards the correspondence to the intended recipients; however, the Board of Directors has also instructed Mr. Winneg to review such correspondence and, in his discretion, not to forward items that are deemed commercial, frivolous or otherwise inappropriate for consideration by the Board of Directors. In such cases, correspondence may be forwarded elsewhere for review and possible response. In certain cases Mr. Winneg will consult with Mr. Evanson as to the appropriate handling or disposition of correspondence.

Corporate Governance Guidelines

Our Board of Directors has adopted a Nominating and Governance Charter that sets forth, among other things, (i) corporate governance principles intended to promote efficient, effective and transparent governance, and (ii) procedures for the identification and selection of individuals qualified to become directors. Our Board of Directors also adopted a Code of Business Conduct, which applies to all of our directors, executive officers and employees. The Code of Business Conduct sets forth our commitment to conduct our business in accordance with the highest standards of business ethics and to promote the highest standards of honesty and ethical conduct by our directors, executive officers and employees.

Among other matters, our Nominating and Governance Charter and Code of Business Conduct set forth the following governing principles:

•	A majority of the directors on the Board of Directors should be “independent” as defined in the rules adopted by the SEC and NASDAQ.

•	In order to facilitate critical discussion, the independent directors are required to meet regularly apart from other board members and management representatives.

•

Compensation of our non-employee directors should be a combination of cash and equity-based compensation. Employee directors are not paid for their board service in addition to their regular employee compensation. Non-employee directors may not receive consulting, advisory or other compensatory fees from us in addition to their compensation as directors. Directors that serve as a member of the Board pursuant to any agreement or contract between the company and any third party, or as the result of any right provided by the terms of any class of the company’s securities, are not compensated by us for such services.

•	The Audit Committee and Compensation Committee shall consist entirely of independent directors.

•

Directors, executive officers and all employees must act at all times in accordance with the requirements of our Code of Business Conduct. This obligation includes adherence to our policies with respect to conflicts of interest; full, accurate and timely disclosure; compliance with securities laws; confidentiality of our information; protection and proper use of our assets; ethical conduct in business dealings, and respect for and compliance with applicable law. Any change to or waiver of the requirements of the Code of Business Conduct with respect to any director, principal financial officer, principal accounting officer or persons performing similar functions may be granted only by the Board of Directors. Any such change or waiver will be promptly disclosed as required by law or NASDAQ regulations.

Our Nominating and Corporate Governance Charter and our Code of Business Conduct are posted on our Investor Relations web site at http://ir.princetonreview.com.

Audit Committee

The Audit Committee assists the Board of Directors in its oversight of our financial accounting and reporting processes. Our Board of Directors has adopted an Audit Committee Charter which contains the Audit Committee’s mandate, membership requirements and duties and obligations. A copy of the Audit Committee Charter is posted on our Investor Relations website at http://ir.princetonreview.com. In accordance with the Audit Committee Charter, the Audit Committee has the sole authority for the appointment, replacement, compensation, and oversight of the work of our independent auditor, reviews the scope and results of audits with our independent auditor, reviews with management and our auditors our annual and interim operating results, considers the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, considers our auditors’ independence, and reviews and approves in advance all engagements of any accounting firm (including the fees and terms thereof). The Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints regarding our accounting, internal control over financial reporting, or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee consists of Robert E. Evanson (Chair), David Lowenstein and Linda Whitlock. Clyde E. Williams, Jr., a former member of the Board of Directors and the Audit Committee, resigned from the Board and its committees in April 2009. Each member of the Audit Committee is “independent” under the standards established by the SEC and NASDAQ for members of audit committees. Mr. Evanson and Mr. Lowenstein have both been determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The designation as audit committee financial expert is a disclosure requirement of the SEC related to Mr. Evanson’s and Mr. Lowenstein’s experience and understanding of certain accounting and auditing matters.

Nominating Committee

The Nominating Committee has the authority and responsibility to identify, research and recommend to the Board of Directors qualified candidates to serve as directors on our Board of Directors other than directors elected pursuant to the terms of any of our outstanding preferred stock. Our Board of Directors has adopted a Nominating and Governance Charter which contains the Nominating Committee’s mandate, membership requirements and duties and obligations, as well as certain corporate governance principles and procedures described below under “Corporate Governance Guidelines.” A copy of the Nominating and Governance Charter is posted on our Investor Relations website at http://ir.princetonreview.com. In addition to considering candidates suggested by stockholders, the Nominating Committee solicits recommendations from our directors, members of management and others familiar with and experienced in the education services industry. The Nominating Committee establishes criteria for the selection of nominees and reviews the appropriate skills and characteristics required of board members. In evaluating candidates, the Nominating Committee considers issues of independence, diversity and expertise in numerous areas, including experience in the education services industry, finance, marketing, international experience and culture. The Nominating Committee selects individuals of the highest personal and professional integrity who have demonstrated exceptional ability and judgment in their field and who would work effectively with the other directors and nominees to the Board of Directors. The Nominating Committee also monitors and reviews the committee structure of the Board of Directors, and each year it recommends to the Board of Directors for its approval directors to serve as members of each committee. The Nominating Committee conducts an annual review of the adequacy of the Nominating and Governance Charter (described below) and recommends proposed changes.

The Nominating Committee consists of Jeffrey R. Crisan, Robert E. Evanson and David Lowenstein. In April 2009, Richard Sarnoff and Clyde E. Williams, Jr. both former members of the Board of Directors and the Nominating Committee, resigned. Each member of the Nominating Committee is “independent” under the standards established by NASDAQ.

Compensation Committee

The Compensation Committee has the sole authority and responsibility for reviewing and determining, or recommending to the Board of Directors for determination, the cash and equity compensation and other matters relating to the compensation of our Chief Executive Officer, all other executive officers and members of our Board of Directors. The Compensation Committee is also responsible for the administration of The Princeton Review, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), including reviewing management recommendations with respect to grants of awards and taking other actions as may be required in connection with our compensation and incentive plans. Our Board of Directors has adopted a Compensation Committee Charter which contains the Compensation Committee’s mandate, membership requirements and duties and obligations. A copy of the Compensation Committee Charter is posted on our Investor Relations website at http://ir.princetonreview.com. In accordance with the Compensation Committee Charter, in addition to its responsibilities relating to compensation of executive officers and members of our Board of Directors, the Compensation Committee also oversees our overall compensation structure, policies and programs, including with respect to incentive- and equity-based plans, and reviews our processes and procedures for the consideration and determination of compensation of executive officers and members of our Board of Directors. In addition, the Compensation Committee has the authority to retain and terminate a consultant or other outside advisor on compensation matters and reviews and discusses with our Board of Directors corporate succession plans for the chief executive officer and other key officers. See the “Compensation Discussion and Analysis” section of this Amendment for additional information regarding our processes and procedures for the consideration and determination of compensation of our named executive officers.

The Compensation Committee consists of David Lowenstein (Chair), Jeffrey R. Crisan and Robert E. Evanson. Clyde E. Williams, Jr. a former member of the Board of Directors and the Compensation Committee, resigned from the Board and its committees in April 2009. Each member of the Compensation Committee is “independent” under the standards established by NASDAQ, an “outside director” within the meaning of Section 162 of the Internal Revenue Code and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2009, David Lowenstein, Jeffrey R. Crisan, Robert E. Evanson and Clyde E. Williams, Jr. served as the members of our Compensation Committee. In April 2009, Clyde E. Williams, Jr. resigned from our Board of Directors and Compensation Committee. None of the members of our Compensation Committee is, or has been, an officer or employee of ours or any of our subsidiaries. During the last year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee; (2) a director of another entity, one of whose executive officers served on the Compensation Committee; or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our Board of Directors.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K as amended and the company’s 2010 proxy statement.

Submitted by the Compensation Committee of the Board of Directors

David Lowenstein, Chairman

Jeffrey R. Crisan

Robert E. Evanson

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors, which is comprised solely of independent directors as defined by NASDAQ, outside directors as defined by Section 162(m) of the Internal Revenue Code and non-employee directors as defined by Rule 16b-3 under the Exchange Act, has been delegated the authority and responsibility to review and determine, or in their discretion, recommend to our Board of Directors for determination, the compensation packages of our executive officers. Our named executive officers for fiscal 2009 are those five individuals listed in the “Summary Compensation Table” below. Other information concerning the structure, roles and responsibilities of our Compensation Committee is set forth in “The Board of Directors, Its Committees and Corporate Governance—Compensation Committee” section of this Amendment.

A discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements, is set forth below.

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of the company and to align the interests of these executives with those of our stockholders. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

•	attract and retain talented and experienced executives;

•	motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	focus executive behavior on achievement of our corporate objectives and strategy;

•	build a culture of “pay for performance”; and

•	align the interests of management and stockholders by providing management with longer-term incentives through equity ownership.

In order to achieve these objectives, in addition to annual base salaries, our executive compensation program utilizes a combination of annual incentives through cash bonuses and long-term incentives through equity-based compensation.

The 2009 fiscal year was a year of significant transition involving our executive management team. On November 30, 2009, we hired H. Scott Kirkpatrick, Jr. as President of our Test Preparation Services Division and on December 7, 2009, in connection with our acquisition of Penn Foster Education Group, Inc. (“Penn Foster”), we appointed Stuart Udell, President, Post Secondary Education. Effective as of December 31, 2009, we also accepted the resignations of former executive officers Susan T. Rao and Anthony J. Bordon. Our Compensation Committee did not retain a compensation consultant in 2009 to review our policies and procedures with respect to executive compensation. In establishing overall executive compensation levels and making specific compensation decisions for newly-hired executives in 2009, the Compensation Committee considered a number of criteria, including the executive’s position, scope of responsibilities, prior base salary and annual incentive awards, expected contribution to our business needs as well as the arms’ length negotiations between the parties. For our other named executive officers in 2009, the Compensation Committee considered the terms of any applicable employment, the executive’s position, scope of responsibilities, tenure, prior and current period performance, attainment of individual and overall company performance objectives and retention concerns.

Generally, our Compensation Committee reviews and, as appropriate, approves compensation arrangements for executive officers in the first quarter of each year subject to the terms of existing employment agreements with our named executive officers, as discussed below, and timing of the hiring of new executives. Other than with respect to the compensation of our Chief Executive Officer, our Compensation Committee also takes into consideration the recommendations for executive compensation made by our Chief Executive Officer, which recommendations are generally presented at the time of our Compensation Committee’s review of executive compensation arrangements.

Employment Agreements

We believe that the use of employment agreements helps the company attract and retain qualified executives, and benefits both the company and the executive by providing protection of our intellectual property rights, restricting the executive from competing with the company, and providing increased stability through certain severance benefits. Accordingly, as part of our compensation philosophy, we have entered into employment agreements with each of our currently serving named executive officers.

Each of the agreements provides for an annual base salary and performance bonus. Our employment agreements with our named executive officers do not have specified terms. We also are obligated to provide certain severance payments and benefits if we terminate a named executive officer in certain circumstances, upon a change in control or upon non-renewal of the employment agreement.

Please see the “Executive Compensation—Potential Payments Upon Termination and Change in Control” section of this Amendment for a full description of our obligations upon termination of employment and change in control.

Certain Material Terms of Employment Agreements with Named Executive Officers

Executive	Date of Agreement	Annual Base Salary ($)(1)	Target Performance Bonus as Percentage of Annual Base Salary(1)		Number of Options Granted Upon Hire(2)	Severance Payments(3)
Michael J. Perik	8/11/2008	1	—	(4)	1,700,000	$500,000 plus bonus(5)
Stephen C. Richards(6)	8/11/2008	400,000	100%		750,000	100% of annual base salary plus bonus
Neal S. Winneg	8/11/2008	350,000	50%		150,000	150% of annual base salary plus bonus
Stuart Udell	12/7/2009	375,000	100%		300,000	100% of annual base salary plus bonus(8)
H. Scott Kirkpatrick, Jr.	11/30/2009	375,000	100	%(9)	300,000	100% of annual base salary plus bonus(10)

(1)	Each agreement provides for an initial base salary and target bonus percentage, which are reviewed annually by our Compensation Committee. Amounts represent base salaries and target bonus percentages in effect as of December 31, 2009.
(2)	All options were granted at the closing price of our Common Stock on the NASDAQ Global Market on date of grant.
(3)	Please see the “Executive Compensation—Potential Payments Upon Termination and Change in Control” section of this Amendment for a full description of these severance obligations. Severance to be paid on termination also includes reimbursement for a portion of COBRA payments to maintain medical insurance for the duration of the specified period.
(4)	Pursuant to Mr. Perik’s employment agreement, Mr. Perik is entitled to a performance bonus targeted at $875,000 per year, based on his attainment of performance metrics established and revised annually by our Compensation Committee. Each such bonus is to be paid in a combination of cash and Common Stock, valued at fair market value on the date of the award.
(5)	Pursuant to Mr. Perik’s employment agreement, if Mr. Perik’s employment is terminated without cause by the company or by Mr. Perik for good reason (as defined in Mr. Perik’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Perik is entitled to receive $500,000 plus a pro-rated portion of his annual bonus for the prior calendar year, or, if such termination occurs within 12 months after a change in control, $1,000,000 plus a pro-rated portion of his annual bonus for the prior calendar year, due within thirty (30) days after such termination.
(6)	Effective April 1, 2009 Mr. Richards’ annual base salary was increased to $325,000, and his target bonus was increased to 100% of his annual base salary for the 2009 fiscal year. Effective December 7, 2009 his annual base salary was increased to $400,000.
(7)	Effective December 7, 2009 Mr. Winneg’s annual base salary was increased to $350,000.
(8)	Pursuant to Mr. Udell’s employment agreement, if employment is terminated without cause by the company or by Mr. Udell for good reason (as defined in the employment agreement to include, among other things, a material diminution in authority, duties or responsibilities), Mr. Udell is entitled to receive 100% of his annual base salary plus his annual bonus, if any, due within thirty (30) days after such termination.
(9)	We awarded a bonus in the amount of $187,500 to Mr. Kirkpatrick upon entering his employment agreement.
(10)	Pursuant to Mr. Kirkpatrick’s employment agreement, if employment is terminated without cause by the company or by Mr. Kirkpatrick for good reason (as defined in the employment agreement to include, among other things, a material diminution in authority, duties or responsibilities), Mr. Kirkpatrick is entitled to receive 100% of his annual base salary plus his annual bonus, if any, or, if such termination occurs within 12 months after a change in control, the percentage of base salary and annual bonus shall be 150%, due within thirty (30) days after such termination.

Elements of Compensation

Compensation for our named executive officers consists of the following components, each of which is more fully described below:

•	Base salary

•	Annual Incentives

•	Long-Term Equity-Based Incentive Awards

•	Severance and Change in Control Benefits

•	Perquisites and Other Benefits

Our Compensation Committee has the flexibility to use these primary components, along with certain other benefits, in a manner that will effectively implement its stated objectives with respect to the compensation arrangements for each of our named executive officers. The actual amount of each form of compensation and the allocation of total compensation (i.e., base salary, annual incentives, and long-term equity-based incentive awards) paid or awarded to each of our named executive officers results, in part, from arms’ length negotiations between the parties and takes into consideration each other form of compensation paid or issued to our named executive officers. For instance, although our Chief Executive Officer, Mr. Perik, was awarded a significant amount of long-term equity-based compensation in 2007, he is paid only a nominal annual base salary. Each of the primary components is discussed in more detail below.

Base Salary

In establishing base salaries for existing named executive officers, our Compensation Committee primarily considers prior and current period performance, business requirements for certain skills, individual experience, scope of responsibilities and compensation levels for similar positions at other companies. Base salaries are generally specified under our employment agreements with our named executive officers. Our Compensation Committee reviews base salaries annually and may adjust individual salaries commensurately with performance, business impact, tenure and experience, and changes in job responsibilities. We believe that a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us.

Since joining our company in 2007, our Chief Executive Officer, Mr. Perik, has received only a nominal annual base salary based, in part, on the award to him at that time of a significant amount of long-term equity-based compensation. In addition, Mr. Perik is eligible for a significant annual cash incentive based on the achievement of specified performance objectives. We believe that these annual incentives and long-term equity-based compensation have aligned his interests well with those of our stockholders since 2007. Following our acquisition of Penn Foster in late December 2009 and the resulting increase in the size and scope of our company, the importance of Mr. Perik’s contributions to our strategic direction and overall performance has similarly increased. As a result, our Compensation Committee intends to re-evaluate the continued appropriateness of Mr. Perik’s nominal base salary in 2010.

In 2008 and 2009 Mr. Richards, our Chief Operating Officer and Chief Financial Officer, took on substantial additional responsibilities. In 2008, in connection with an internal reorganization we eliminated the role of President of our Test Preparation Division. As a result, Mr. Richards took on a substantially larger role in the day-to-day operations of that division. Mr. Richards has taken on further additional responsibilities in connection with our acquisition of Penn Foster. In view of these added responsibilities, for 2009 Mr. Richards’ annual base salary was raised to $325,000 effective April 1, 2009 and to $400,000 effective December 7, 2009.

In 2009 Mr. Winneg, our Executive Vice President, Secretary and General Counsel, took on substantial additional responsibilities in connection with our acquisition of Penn Foster. In view of these added responsibilities, for 2009 Mr. Winneg’s annual base salary was raised to $350,000 effective December 7, 2009.

The base salaries of Messrs. Udell and Kirkpatrick reflect arms’ length negotiations based on the items discussed above, including but not limited to, each executive’s individual experience, business requirements, scope of responsibilities and compensation levels for similar positions at other companies.

The fiscal 2009 annual base salaries for our named executive officers are set forth in the table below.

Name	2009 Base Salary
Michael J. Perik	$1
Stephen C. Richards	$400,000
Neal S. Winneg	$350,000
Stuart Udell	$375,000
H. Scott Kirkpatrick, Jr.	$375,000

Annual Incentives

In addition to base salaries, our named executive officers are eligible to receive annual cash bonuses, which are considered a key component of the executive compensation program’s objective to align the interests of management and the company’s stockholders and motivate participants to achieve company growth and enhanced shareholder value. Cash bonuses payable to executives are intended to be based primarily upon achievement of specified individual and company performance objectives. Annual bonus eligibility is generally set forth in the executive’s employment agreement and the target is expressed as a percentage of base salary (as described above in the section “Employment Agreements—Certain Material Terms of Employment Agreements with Named Executive Officers”). The actual bonus can be higher or lower than the target that is set forth in the employment agreements.

In April 2009, our Compensation Committee established corporate financial performance targets for purposes of awarding 2009 annual incentive compensation to our officers, including the named executive officers. These targets were based on achievement of the company’s total annual EBITDA of $22,948,000 based on the budget approved by the Board of Directors. With the exception of Mr. Perik, whose target bonus is $875,000, the target bonuses for fiscal 2009 were based on a percentage of the annual base salary of each then serving named executive officer as set forth in the table below. The target bonuses for Messrs. Udell and Kirkpatrick were negotiated at arm’s length as part of the terms of their employment agreements and are also set forth in the table below, however neither of these executives was eligible for a bonus for fiscal 2009 under this annual incentive program based on their respective dates of hire in late 2009. To the extent that we exceeded our EBITDA metrics in 2009, actual bonus payouts could be increased up to a cap of 150% of their respective targets. Similarly, bonus payments could be decreased up to 50% of their respective targets to the extent that we did not meet the EBITDA target provided, however, no bonus was to be earned if achievement was below a threshold of 80% of the targeted EBITDA goal. Actual performance between the threshold and the target metrics or between the target and maximum metrics was to be determined based on linear sliding scales.

Name	Target Bonus as % of 2009 Base Salary (except for Mr. Perik)
Michael J. Perik	$875,000
Stephen C. Richards	100%
Neal S. Winneg	50%
Stuart Udell	100%
H. Scott Kirkpatrick, Jr.	100%

In comparing our company’s EBITDA targets to actual EBITDA in 2009, our Compensation Committee determined that we did not meet company performance objectives and, as a result, no cash bonuses were paid to Messrs. Perik, Richards or Winneg for the 2009 fiscal year as reflected in the “Executive Compensation—Summary Compensation Table” section of this Amendment. Messrs. Udell and Kirkpatrick were not eligible to participate in our 2009 annual incentive program based on their respective dates of hire in late 2009. However, Mr. Udell was eligible for a performance-based bonus under the 2009 bonus program of Penn Foster, which we assumed in connection with our acquisition of Penn Foster in December 2009. In accordance with the terms of such bonus program, Mr. Udell earned a bonus of $177,000 based on Penn Foster’s achievement of adjusted EBITDA that was 9.2% above target EBITDA. Additionally, we awarded Mr. Kirkpatrick a bonus in the amount of $187,500 when he entered into his employment agreement.

In view of Mr. Richards’ acceptance of the substantial additional responsibilities discussed above under “Annual Cash Compensation,” Mr. Richards’ target incentive was increased effective April 1, 2009 to 100% of his annual base salary for fiscal 2009.

Long-Term Equity-Based Incentive Awards

Under our Stock Incentive Plan, our Compensation Committee may grant stock options, restricted stock and deferred stock. Our Compensation Committee believes that these long-term, equity based compensation awards are an effective incentive for our named executive officers to build value for our stockholders as well as aiding us in attracting and retaining qualified individuals.

Each executive officer is initially provided with an option grant when he or she joins us based upon his or her position with us and his or her relevant prior experience. These initial grants generally vest in quarterly installments over four years from the commencement of employment. We spread the vesting of our options over a period of four years to compensate executives for their contribution over a period of time and to give our executives an incentive to remain with us.

In addition to the initial option grants, our Compensation Committee may grant additional options to retain our executives or recognize strong individual performance or the addition of significant responsibilities. We may continue to rely on performance-based and retention grants in the future to provide additional incentives for current executives and to ensure that executives are appropriately aligned to lead us for future growth. Option grants (other than initial grants that are part of an employment offer) are not generally communicated to executives in advance. Our Compensation Committee and Board of Directors may also consider in the future awarding additional or alternative forms of equity incentives, such as grants of restricted stock, stock appreciation rights, and other performance-based awards.

Our Compensation Committee determines the size of the long-term equity-based compensation award granted to each named executive officer according to each executive’s position with, and contribution to, the company and sets a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, our Compensation Committee takes into account each individual’s potential for future responsibility and promotion, the levels of equity ownership of executives in similar positions at other companies and the number of options or other equity-based awards already held by that individual at the time of the new grant. Stock option grants are generally subject to a four-year vesting period, vesting in 16 equal quarterly installments. In certain cases, the first four quarterly installments do not vest until the first anniversary of the date of the initial award.

In March 2009, we granted 100,000 stock options to Mr. Winneg, our Executive Vice President, Secretary and General Counsel. Mr. Winneg’s options were granted in recognition of, among other things, his important role in the successful acquisitions of Test Services, Inc. and our Southern California franchises as well as the divestiture of our K-l 2 business. In granting these options our Compensation Committee also took into consideration Mr. Winneg’s role on our senior management team and the total options held by each of our executives.

In November 2009, we granted Mr. Kirkpatrick 200,000 restricted stock units and 300,000 stock options. The grants to Mr. Kirkpatrick were negotiated at arm’s length as part of a process to induce him to join the Company. Both the restricted stock units and options vest over the next four years in equal quarterly installments. The restricted stock units and options were granted outside of the Company’s 2000 Stock Incentive Plan and as inducement grants pursuant to Section 5635(c)(4) of the NASDAQ Marketplace Rules.

In December 2009, we granted Mr. Udell 200,000 restricted stock units and 300,000 stock options. The grants to Mr. Udell were negotiated at arm’s length as part of a process to induce him to join the Company. Both the restricted stock units and options vest over the next four years in equal quarterly installments. The restricted stock units and options were granted outside of the Company’s 2000 Stock Incentive Plan and as inducement grants pursuant to Section 5635(c)(4) of the NASDAQ Marketplace Rules.

In December 2009, we granted 100,000 restricted stock units to Mr. Winneg, our Executive Vice President, Secretary and General Counsel, and we granted 250,000 restricted stock units to Mr. Richards, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. The grants to each of Mr. Winneg and Mr. Richards were made in recognition of, among other things, their roles in the successful acquisition of Penn Foster and the assumption of substantial new responsibilities as a result of the acquisition. In granting these awards our Compensation Committee also took into consideration the roles of these two executives on our senior management team and the total options held by each of our executives.

The number of stock options and restricted stock units granted to the named executive officers in 2009 and the vesting terms of such grants are set forth in the “Grants of Plan-Based Awards in Fiscal 2009” and “Outstanding Equity Awards at 2009 Fiscal Year End” tables of this Amendment.

Timing of Equity Grants

For all of our employees, including our named executive officers, grants of equity-based compensation are effective on the date that they are approved by our Compensation Committee or at a later date determined by our Compensation Committee at the time of approval. All stock option grants to employees, including named executive officers, are made with an exercise price equal to the fair market value of the underlying stock on the date of grant. Our Compensation Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates. While we do not have a standard annual date or policy for grants to our executives, our Compensation Committee generally considers such grants at a meeting early in the year after the financial results for the previous year have been determined.

Severance and Change in Control Benefits

We provide certain severance and change in control benefits to our named executive officers pursuant to their employment agreements. You can find detailed information about these benefits in the “Executive Compensation—Potential Payments Upon Termination and Change in Control” section of this Amendment.

Perquisites and Other Benefits

We generally provide the same health and welfare benefits to all of our full-time employees, including our named executive officers, including health and dental coverage, disability insurance, and paid holidays and other paid time off.

We offer a 401(k) retirement savings plan for the benefit of all of our full-time employees, including our named executive officers. In 2009, we provided a company match of 100% of the initial 4% of eligible pay invested per employee, which the named executive officers were eligible to receive. The company match vests immediately.

We currently do not provide any deferred compensation programs that are not tax qualified or pensions to any executive officer, including the named executive officers.

In addition, in the past we have provided a limited number of perquisites to our named executive officers, and may do so again in the future.

Material Tax Implications of our Compensation Policy

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on The Princeton Review’s tax return of compensation over $1 million to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the company’s stockholders. Our Compensation Committee’s policy with respect to section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing the company’s executives with appropriate compensation for their performance. We did not pay any compensation during 2009 that would be subject to the limitations set forth in section 162(m).

Executive Compensation

The following table sets forth summary compensation information for our named executive officers in 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Incentive Pay ($)		Stock Awards ($)(2)		Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael J. Perik, Chief Executive Officer	2009 2008 2007	1 1 1	— 787,500 —	(5)	— — —		— — 388,356	(6)	— — 3,441,310	— — —	1 787,501 3,829,667
Stephen C. Richards, Chief Operating Officer and Chief Financial Officer	2009 2008 2007	334,615 300,000 84,231	— 135,000 60,000	(7)	— — —		945,000 — —		— — 3,568,135	— — —	1,279,615 435,000 3,712,366
Neal S. Winneg, Executive Vice President, Secretary and General Counsel	2009 2008 2007	315,385 300,000 96,923	135,000 60,000	(8)	— — —		378,000 — —		196,140 — 434,360	11,688 1,442 —	901,213 436,442 591,283
Stuart Udell, President, Post Secondary Education	2009	23,962	—		177,000	(9)	756,000		476,490	372	1,433,824
H. Scott Kirkpatrick, Jr., President, Test Preparation Services	2009	36,058	187,500	(10)	—		776,000		486,420	—	1,485,978

(1)	For a description of the bonus structure, see the “Compensation Discussion and Analysis—Elements of Compensation-Annual Incentives” section of this Amendment.
(2)	This column represents the grant date fair value dollar amount of restricted stock and restricted stock unit awards computed in accordance with FASB Accounting Standards Codification No. 718, Compensation—Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of these equity awards. See the “Grants of Plan-Based Awards in Fiscal 2009” table for more information on awards made in 2009.
(3)	This column represents the grant date fair value dollar amount of stock option awards computed in accordance with FASB Accounting Standards Codification No. 718, Compensation—Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of these equity awards. See the “Grants of Plan-Based Awards in Fiscal 2009” table for information on awards made in 2009.
(4)	All other compensation consists of company matching contributions under our 401(k) plan.
(5)	Represents 90% of target bonus of $875,000.
(6)	Represents a bonus paid to Mr. Perik in 29,648 shares of our Common Stock based on the closing price of our Common Stock on the NASDAQ Global Market on March 28, 2008, the date of payment.
(7)	Represents 90% of target bonus of $150,000.
(8)	Represents 90% of target bonus of $150,000.
(9)	Represents 118% of target bonus of $150,000 pursuant to terms of the 2009 bonus program of Penn Foster, which we assumed in connection with our acquisition of Penn Foster in December 2009.
(10)	Represents a bonus paid to Mr. Kirkpatrick upon entering into his employment agreement.

The following table provides information regarding incentive plan awards and other equity-based awards granted to our named executive officers during 2009.

Grants of Plan-Based Awards in Fiscal 2009

Name	Grant	All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael J. Perik	—	—	—	—	—
Stephen C. Richards	12/7/09	250,000	—	3.78	945,000
Neal S. Winneg	3/16/09 12/7/09	100,000	100,000	4.65	196,140 378,000
Stuart Udell	12/7/09 12/7/09	200,000	300,000	3.78	476,490 756,000
H. Scott Kirkpatrick, Jr.	11/30/09 11/30/09	200,000	300,000	3.88	486,420 776,000

(1)	Represents the number of stock options granted in 2009 to the named executive officers. For vesting and other material terms, please see the section above titled “Elements of Compensation—Long-Term Equity-Based Incentive Awards” and the footnotes to the “Outstanding Equity Awards at 2009 Fiscal Year End” table below.

The following table provides information regarding outstanding option awards and stock awards held by our named executive officers at fiscal year-end.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Michael J. Perik	956,250	743,750	(2)	4.69	7/22/17	—		—
Stephen C. Richards	421,875	328,125	(3)	6.40	8/30/17	250,000	(4)	1,015,000
Neal S. Winneg	84,375 18,750	65,625 81,250	(3) (5)	6.40 4.65	8/30/17 3/16/19	100,000	(4)	406,000
Stuart Udell	—	300,000	(6)	3.78	12/7/19	200,000	(4)	812,000
H. Scott Kirkpatrick, Jr.	—	300,000	(7)	3.88	11/30/19	200,000	(8)	812,000

(1)	The market value of the stock awards is based on the closing price of our Common Stock on the NASDAQ Global Market on December 31, 2009, which was $4.06 per share.
(2)	This option vests in 16 equal quarterly installments with the first installment vesting on October 22, 2007.
(3)	This option vests in 16 equal quarterly installments with the first installment vesting on November 30, 2007.
(4)	This restricted stock unit vests in 16 equal quarterly installments with the first installment vesting on March 7, 2010.
(5)	This option vests in 16 equal quarterly installments with the first installment vesting on June 16, 2009.
(6)	This option vests in 16 equal quarterly installments with the first installment vesting on March 7, 2010.
(7)	This option vests in 16 equal quarterly installments with the first installment vesting on February 28, 2010.
(8)	This restricted stock unit vests in 16 equal quarterly installments with the first installment vesting on February 28, 2010.

Option Exercises and Stock Vested

None of the individuals listed in the summary compensation table exercised any stock options or realized any amounts with respect to stock awards during fiscal 2009.

Pension Benefits and Nonqualified Deferred Compensation

We currently do not provide any deferred compensation programs that are not tax qualified or pensions to any executive officer, including the named executive officers.

Potential Payments Upon Termination or Change in Control

Termination Without Cause or for Good Reason

Under Mr. Perik’s employment agreement, if we terminate Mr. Perik’s employment without “cause” (as defined in Mr. Perik’s employment agreement), or Mr. Perik terminates his employment with us for good reason (as defined in Mr. Perik’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Perik is entitled to receive a lump-sum severance payment equal to $500,000, or, if such termination occurs within 12 months after a change in control, $1,000,000. In addition, Mr. Perik will receive a pro rated portion of his annual bonus for the prior calendar year (if any) if he was employed by the Company for the entire calendar year immediately prior to the calendar year of his termination, or, if he was not employed by the Company for the entire calendar year immediately prior to the calendar year of his termination, a pro rated portion of his target bonus of $875,000. Mr. Perik’s employment agreement also includes confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions will be in effect for a period of one year following the termination of Mr. Perik’s employment.

Under Mr. Richards’ employment agreement, if we terminate Mr. Richards’ employment without “cause” (as defined in Mr. Richards’ employment agreement), or Mr. Richards terminates his employment with us for good reason (as defined in Mr. Richards’ employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Richards is entitled to receive a lump-sum severance payment equal to the sum of (a) 100% of his base salary, plus (b) 100% of his annual bonus for the prior calendar year (if any) if he was employed by us for the entire calendar year immediately prior to the calendar year of the termination, or, if he was not employed by us for the entire calendar year immediately prior to the calendar year of the termination, his target bonus as in effect immediately prior to the termination. Mr. Richards’ employment agreement also includes confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions will be in effect for a period of one year following the termination of Mr. Richards’ employment.

Under Mr. Winneg’s employment agreement, if we terminate Mr. Winneg’s employment without “cause” (as defined in Mr. Winneg’s employment agreement), or Mr. Winneg terminates his employment with us for good reason (as defined in Mr. Winneg’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Winneg is entitled to receive a lump-sum severance payment equal to the sum of (a) 150% of his base salary, plus (b) 150% of his annual bonus for the prior calendar year (if any) if he was employed by us for the entire calendar year immediately prior to the calendar year of the termination, or, if he was not employed by us for the entire calendar year immediately prior to the calendar year of the termination, his target bonus as in effect immediately prior to the termination. Mr. Winneg’s employment agreement also includes confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions will be in effect for a period of eighteen months following the termination of Mr. Winneg’s employment.

Under Mr. Udell’s employment agreement, if we terminate Mr. Udell’s employment without “cause” (as defined in Mr. Udell’s employment agreement), or Mr. Udell terminates his employment with us for good reason, (as defined in Mr. Udell’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Udell is entitled to receive a lump-sum severance payment equal to the sum of (a) 100% of his base salary, plus (b) 100% of his annual bonus for the prior calendar year immediately prior to the calendar year of the termination. Mr. Udell’s employment agreement also includes confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions will be in effect for a period of one year following the termination of Mr. Udell’s employment.

Under Mr. Kirkpatrick’s employment agreement, if we terminate Mr. Kirkpatrick’s employment without “cause” (as defined in Mr. Kirkpatrick’s employment agreement), or Mr. Kirkpatrick terminates his employment with us for good reason (as defined in Mr. Kirkpatrick’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Kirkpatrick is entitled to receive a lump-sum severance payment equal to the sum of (a) 100% of his base salary, plus (b) 100% of his annual bonus for the prior calendar year (if any) if he was employed by us for the entire calendar year immediately prior to the calendar year of the termination, or, if he was not employed by us for the entire calendar year immediately prior to the calendar year of the termination, his target bonus as in effect immediately prior to the termination; provided however, that in the event such termination occurs within 12 months after a change in control, then the percentage of base salary and annual bonus shall be 150%. Mr. Kirkpatrick’s employment agreement also includes confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions will be in effect for a period of one year following the termination of Mr. Kirkpatrick’s employment.

Under our employment agreements with our named executive officers, if we terminate the executive’s employment without “cause,” we have agreed to either provide benefits or reimburse the executive for a portion of COBRA payments to maintain medical insurance, for a specified amount of time between 12 and 18 months following termination as set forth above in “Executive Compensation—Employment Agreements—Certain Material Terms of Employment Agreements with Named Executive Officers.”

Change in Control

The employment agreements with Messrs. Perik, Richards, Winneg, Udell and Kirkpatrick provide that, if there is a “change in control,” the unvested portion of any stock options, restricted stock or similar equity awards held by each of Messrs. Perik, Richards, Winneg, Udell and Kirkpatrick on the date of the change in control shall vest in full and become immediately exercisable, and all restrictions shall lapse on any restricted stock or similar awards held by each of Messrs. Perik, Richards, Winneg, Udell and Kirkpatrick at such time which were not otherwise vested as of the date of the change in control.

“Change in control” is defined as (a) an acquisition of more than 50% of either (i) the then-outstanding shares of our Common Stock or (ii) the combined voting power of our then-outstanding securities entitled to vote generally in the election of directors; or (b) such time as the majority of the members of our board of directors are replaced during any 12-month period by directors whose appointment or election are not approved by a majority of the members of the board of directors prior to the date of the appointment or election; or (c) a merger or consolidation of our company, unless following the transaction, our former stockholders continue to hold more than 50% of the then-outstanding voting stock of the surviving entity in substantially the same proportions as their ownership, immediately prior to such merger or consolidation; or (d) approval by our stockholders for the complete liquidation or dissolution of our company. The following shall not constitute a change in control: (a) any acquisition of more than 50% of our outstanding stock directly from our company; (b) any acquisition of more than 50% of the our outstanding stock by our company; (c) any acquisition of more than 50% of the our outstanding stock by any employee benefit plan (or related trust) sponsored or maintained by our company or any other corporation controlled by our company; or (d) any acquisition by some person or entity that already owned more than 50% of our outstanding stock.

The employment agreements with Messrs. Perik, Richards, Winneg, Udell and Kirkpatrick also provide that we will gross-up each executive for any excise tax, interest or penalties incurred under Internal Revenue Code Section 4999 in connection with any payments or benefits paid or distributed to the executive in connection with a change in control.

We are not obligated to make any severance payments to the named executive officers upon a change in control of our company, except upon termination of their employment in accordance with the provisions described above under “Termination Without Cause or for Good Reason.”

The following table sets forth the estimated potential severance payments, and the estimated benefits of the acceleration of the vesting of stock options, that would be provided under each of our named executive officer’s current employment agreements and arrangements, assuming each termination circumstance set forth below occurred on December 31, 2009.

Termination and Change in Control Payments

Named Executive Officer	Severance Payment		Estimated Value of Benefits(1)	Estimated Value of Gross-up Payment		Estimated Benefit of Acceleration of Vesting of Stock Options and RSUs(2)
Michael J. Perik
Termination without Cause or for Good Reason	$1,287,000	(3)	$13,318	N/A		N/A
Non-renewal of employment agreement	N/A		N/A	N/A		N/A
Termination due to disability	$787,000	(3)	N/A	N/A		N/A
Change in control	$1,787,000	(3)(4)	N/A	$865,763	(5)	—
Stephen C. Richards
Termination without Cause or for Good Reason	$535,000	(3)	$13,318	N/A		N/A
Non-renewal of employment agreement	N/A		N/A	N/A		N/A
Termination due to disability	N/A		N/A	N/A		N/A
Change in control	N/A		N/A	$280,182	(5)	$1,015,000
Neal S. Winneg
Termination without Cause or for Good Reason	$727,500	(3)	—	N/A		N/A
Non-renewal of employment agreement	N/A		N/A	N/A		N/A
Termination due to disability	N/A		N/A	N/A		N/A
Change in control	N/A		N/A	—		$406,000
Stuart Udell
Termination without Cause or for Good Reason	$375,000	(3)(6)	$10,232	N/A		N/A
Non-renewal of employment agreement	N/A		N/A	N/A		N/A
Termination due to disability	N/A		N/A	N/A		N/A
Change in control	N/A		N/A	—		$896,000
H. Scott Kirkpatrick, Jr.
Termination without Cause or for Good Reason	$750,000	(3)	$13,318	N/A		N/A
Non-renewal of employment agreement	N/A		N/A	N/A		N/A
Termination due to disability	N/A		N/A	N/A		N/A
Change in control	$1,125,000	(3)(7)	N/A	$530,134	(5)	$866,000

(1)	Consists of medical and dental insurance payments estimated using the rate in effect on December 31, 2009.
(2)	With respect to options, the estimated amount of benefit was calculated by multiplying the number of options that would accelerate vesting upon a change in control by the difference between the closing price of our Common Stock on December 31, 2009, which was $4.06, and the exercise price of the option. With respect to restricted stock units, the estimated amount equals the market value of units that have not vested based on such December 31, 2009 closing price reported in the table “Outstanding Equity Awards at 2009 Fiscal Year End.”
(3)	Paid in a lump-sum payment.
(4)	As described above, Mr. Perik is entitled to receive severance payments equal to $1,000,000 plus a pro-rated portion of his annual bonus for the prior calendar year. if such termination occurs within 12 months after a change in control.
(5)	As described above and pursuant to each executive’s employment agreement, the Company has agreed to gross-up each executive for any excise taxes incurred under Code Section 4999 with respect to payments or benefits paid or distributed to such executive in connection with a change in control. In connection with a termination of each executive’s employment without cause on December 31, 2009 following a change in control of the Company, under Section 4999 of the Code, Mr. Perik, Mr. Richards and Mr. Kirkpatrick would incur potential excise tax liability with respect to payments and benefits in excess of three times such executive’s “base amount” determined in accordance with Section 280G of the Code. For purposes of calculating this tax gross-up amount as of December 31, 2009, it was assumed that each executive pays federal income taxes at the highest marginal rate of federal income taxation applicable to individuals for the calendar year in which the gross up payment is to be made, and state and local income taxes at the highest marginal rates of individual taxation in the state and locality of such executive’s residence on the date of such executive’s termination of employment, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.
(6)	Mr. Udell’s employment commenced on December 7, 2009, and therefore he would not receive the component of the severance payment based on the annual bonus for the prior calendar year.
(7)	As described above, Mr. Kirkpatrick is entitled to receive severance payments equal to 150% of base salary and annual bonus if such termination occurs within 12 months after a change in control.

Fiscal 2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)		Total ($)
Jeffrey R. Crisan		(3)	—	—		—
Robert E. Evanson	33,125		27,050		(4)	60,175
Richard Katzman	15,000		27,050		(5)	42,050
Michael A. Krupka		(6)	—	—		—
David Lowenstein	37,875		27,050	—		64,925
Michael J. Perik		(7)	—	—		—
Richard Sarnoff(8)	7,500		—	—		7,500
John S. Schnabel		(9)	—	—		—
Linda Whitlock	10,000		27,050	—		37,050
David Warnock(10)	—		—	—		—
Clyde W. Williams, Jr.(11)	10,625		—	—		10,625

(1)	This column represents the grant date fair value dollar amount of restricted stock awards computed in accordance with FASB Accounting Standards Codification No. 718, Compensation—Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying the valuation of these equity awards. See the “Grants of Plan-Based Awards in Fiscal 2009” table for information on awards made in 2009.
(2)	During 2009 there were no options issued to non-employee directors.
(3)	Mr. Crisan did not receive any compensation for his services as a director.
(4)	At December 31, 2009, Mr. Evanson held options to purchase 15,000 shares of our Common Stock.
(5)	At December 31, 2009, Mr. Katzman held options to purchase 66,675 shares of our Common Stock.
(6)	Mr. Krupka did not receive any compensation for his services as a director.
(7)	Mr. Perik did not receive any compensation for his services as a director.
(8)	Mr. Sarnoff resigned from our Board of Directors in April 2009.
(9)	Mr. Schnabel did not receive any compensation for his services as a director.
(10)	Mr. Warnock joined our Board of Directors in March 2010.
(11)	Mr. Williams resigned from our Board of Directors in April 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

In connection with the hiring of certain executive officers and pursuant to the Marketplace Rules of the NASDAQ Stock Market, we may grant, as an inducement, restricted stock units and options outside of our Stock Incentive Plan for periods not to exceed ten years. Such restricted stock units and options typically vest quarterly over four years. During 2009, we granted 400,000 restricted stock units and 600,000 options outside of the Stock Incentive Plan to the new presidents of the Test Preparation Services and Penn Foster divisions. We have no formal inducement plan and our inducement grants are made on a case-by-case basis.

The following table sets forth certain information about shares of our Common Stock outstanding and available for issuance as inducement grants and under our Stock Incentive Plan as of December 31, 2009. The table details the number of securities to be issued upon exercise of outstanding options pursuant to inducement grants and under our Stock Incentive Plan, the weighted average exercise price of outstanding options and the number of securities remaining available for future issuance under our Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans(1)
Stock Incentive Plan	3,248,605	6.42	1,177,954
Inducement Grants(2)	3,050,000	4.94	N/A

(1)	The number of securities remaining available for future issuance under our equity compensation plan is subject to annual increases as described in the Stock Incentive Plan.
(2)	Does not include the 400,000 restricted stock units issued outside of the plan in 2009 to our new presidents of the Test Preparation Services and Penn Foster divisions.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of April 21, 2010, information with respect to the beneficial ownership of shares of our Common Stock by each of our current directors or nominees, each of our named executive officers, each person known by us to beneficially own more than 5% of our Common Stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the securities. Unless indicated otherwise below, the address for each listed director and officer is The Princeton Review, Inc., 111 Speen Street, Suite 550, Framingham, Massachusetts 01701. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying convertible securities held by that person that are exercisable within 60 days following April 21, 2010, but excludes shares of Common Stock underlying convertible securities held by any other person. Percentage of beneficial ownership is based on 49,256,648 shares of Common Stock outstanding as of April 21, 2010.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (%)
John S. Katzman(1)	6,310,485	12.81
Alta Colleges, Inc.(2)	5,662,000	11.49
2000 South Colorado Boulevard
Suite Tower Two-800
Denver, CO 80222
Columbia Wanger Asset Management, L.P.(3)	4,075,000	8.27
227 West Monroe Street, Suite 3000
Chicago, IL 60606
Burnham Asset Management Corporation(4)	2,308,179	4.69
1325 Avenue of the Americas
New York, NY 10019
Prides Capital Partners, LLC(5)	4,910,704	9.24
200 High Street, Suite 700
Boston, MA 02110
Bain Capital Venture Fund 2007, L.P.(6)	13,146,857	21.07
111 Huntington Avenue
Boston, MA 02199
Falcon Investment Advisors, LLC(7)	3,715,440	7.01
450 Park Avenue
Suite 1001
New York, NY 10022
Camden Partners Strategic Manager, LLC(8)	2,168,017	4.22
500 East Pratt Street
Suite 1200
Baltimore, MD 21202
Robeco Investment Management(9)	1,791,014	3.64
909 Third Avenue
New York, NY 10022
Jeffrey R. Crisan(6)	13,146,857	21.07
Michael A. Krupka(6)	13,146,857	21.07
David L. Warnock(8)	2,168,017	4.22
H. Scott Kirkpatrick, Jr.(10)	58,450	*
Michael J. Perik(11)	1,418,398	2.81
Stephen C. Richards(12)	540,843	1.09
Stuart Udell(13)	58,026	*

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (%)
Neal S. Winneg(14)	146,462	*
Robert E. Evanson(15)	40,000	*
Richard Katzman(16)	37,500	*
David Lowenstein	15,000	*
John S. Schnabel(7)	3,715,440	7.01
Linda Whitlock	5,000	*
All executive officers, directors and nominees as a group (13 persons)(17)	21,349,993	30.40

*	Less than one percent
(1)	Based on Schedule 13G/A filed February 11, 2010 on behalf of Mr. Katzman. Includes 102,160 shares of common stock held by Mr. Katzman’s spouse. Also includes 717 shares held by Katzman Management, Inc., 658,848 shares held by Katzman Business Holdings, L.P. and 1,500,000 shares held by JSK Business Holdings, LP. Mr. Katzman disclaims ownership of shares not held in his name except to the extent of his pecuniary interest therein.
(2)	Based in part on Schedule 13G filed March 14, 2008 and includes the additional 1,437,000 shares issued to Alta Colleges, Inc.
(3)	Based on Schedule 13G filed December 31, 2009. Includes shares held by Columbia Acorn Trust, a Massachusetts business trust that is advised by the reporting person.
(4)	Based on Schedule 13G/A filed February 12, 2010. Includes 2,308,179 shares over which Burnham Asset Management Corporation, an investment manager, has shared dispositive authority and 264,000 shares over which Burnham Securities Inc. has shared dispositive authority. Burnham Asset Management Corporation and Burnham Securities Inc. disclaim beneficial ownership of these shares.
(5)	Based on Schedule 13D/A filed December 9, 2009 on behalf of Prides Capital Partners LLC, a Delaware limited liability company and sole general partner of Prides Capital Fund I LP (“Prides”), and Kevin A. Richardson, II. Includes 18,537 shares of Series D Convertible Preferred Stock, convertible into approximately 3,902,431 shares of common stock.
(6)	Based on Schedule 13D/A filed October 20, 2009 on behalf of Bain Capital Ventures Fund 2007, L.P., a Delaware limited partnership (“Fund 2007”), BCIP Venture Associates, a Delaware partnership (“BCIP”), BCIP Venture Associates-B, a Delaware partnership (“BCIP-B”) and Michael A. Krupka. Includes 36,702 shares of Series D Preferred held by Fund 2007, BCIP and BCIP-B and 25,745 shares of Series D Preferred held by BCVI-TPR Integral L.P., convertible into, respectively, 7,726,814 and 5,420,043 shares of common stock. Bain Capital Venture Partners 2007, L.P., a Delaware limited partnership (“BCVP 2007”), is the general partner of the Fund 2007. Bain Capital Venture Investors, LLC, a Delaware limited liability company (“BCVI”), is the general partner of BCVP 2007. Bain Capital Investors, LLC, a Delaware limited partnership (“BCILLC”), is the sole managing partner of each of BCIP and BCIP-B. BCVI is attorney-in-fact for BCILLC. One of the members of our Board of Directors, Michael A. Krupka, is the sole managing member of BCVI. Another of the members of our Board of Directors, Jeffrey R. Crisan, is the general partner of BCIP. Each of Messrs. Krupka and Crisan disclaims any beneficial ownership except to the extent of his pecuniary interest therein.
(7)	Based solely on our sale of 17,137.5 shares of Series E Preferred on December 7, 2009. Includes 17,648 shares of Series D Preferred held by Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC (the “Falcon Funds”), convertible into 3,715,440 shares of common stock. One of the members of our Board of Directors, John S. Schnabel, is a partner of Falcon Investment Advisors, LLC, an entity affiliated with the Falcon Funds.
(8)	Based solely on our sale of 10,000 shares of Series E Preferred on March 12, 2010. Includes 10,298 shares of Series D Preferred held by Camden Partners Strategic Fund IV, L.P., and Camden Partners Strategic Fund IV-A, L.P. (the “Camden Funds”), convertible into 2,168,017 shares of common stock. One of the members of our Board of Directors, David L. Warnock, is a managing member of Camden Partners Strategic Manager, LLC, an entity affiliated with the Camden Funds.
(9)	Based on Schedule 13G filed February 9, 2010.
(10)	Includes 37,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.
(11)	Includes 100,600 shares held by US Skills, LLC, of which Mr. Perik is the majority owner, and 8,400 shares held as custodian for his children. Mr. Perik disclaims any beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 1,168,750 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.

(12)	Includes 515,625 shares of Common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.
(13)	Includes 37,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.
(14)	Includes 2,000 shares held in trust for Mr. Winneg’s children. Mr. Winneg disclaims any beneficial ownership of these shares except to the extent of his pecuniary interest therein. Also includes 134,375 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.
(15)	Includes 15,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.
(16)	Includes 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.
(17)	Includes 1,933,750 shares of common stock issuable upon exercise of options exercisable within 60 days of April 21, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Audit Committee is charged with the responsibility of reviewing and pre-approving all related party transactions, and reassessing any related party transaction for potential conflicts of interests on an ongoing basis. This responsibility is set forth in our Audit Committee Charter.

Transactions with Random House, Inc.

During 2009, we derived a total of approximately $3.8 million in revenue from royalties and other fees from Random House, Inc. under a number of publication agreements. For the year ended December 31, 2009, we paid approximately $1.0 million for web hosting services to Random House. Richard Sarnoff, Executive Vice President of Random House, served on our Board of Directors until April 2009.

We believe that our transactions with Random House were in our best interests and were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Transactions with US Skills, LLC

In 2008, the company entered into an agreement with US Skills, LLC (“US Skills”) to license to US Skills the company’s K-12 assessment platform and to develop certain software to integrate the company’s K-12 assessment platform with a third party’s application, all in connection with specified sublicenses by US Skills of such applications. Under the agreement, US Skills was obligated to pay the company a development fee of $440,000 and license fees of $675,000 through December 31, 2009. Additionally, the company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the company is reimbursed by US Skills. The agreement also provides for an equal sharing of all net revenues from the sublicensing by US Skills of the company’s K-12 assessment platform and the third party’s applications, after certain payments by US Skills to each of the company and the third party. In 2009, the company received a total of $420,000 in payments from US Skills. On December 30, 2009, we entered into a software license agreement with US skills whereby we agreed to provide its online SAT and ACT preparation software, third party software and hardware. We will receive $760,000 in consideration of this agreement. Michael J. Perik, our Chief Executive Officer and President and a director of our company since July 2007, has a controlling interest in US Skills.

Transactions with Bain Capital LLC

On December 7, 2009, we issued preferred stock in a private placement to a limited group of institutional investors, including Bain Capital LLC (“Bain”), an affiliate of Michael Krupka and Jeffrey Crisan, two of our directors, to fund a portion of the purchase price for our acquisition of Penn Foster. As part of the private placement, Bain received the newly authorized preferred stock in exchange for an aggregate of 39,600 shares of Series C

Convertible Preferred Stock, which, prior to the private placement, represented approximately 18.2% of our outstanding voting power. Bain also purchased 25,000 additional shares of the newly authorized preferred stock for $25,000,000. Bain’s shares of preferred stock acquired in the private placement were, pursuant to the vote of our stockholders at a special meeting held on April 21, 2010, converted into shares of Series D Convertible Preferred Stock and currently represent approximately 28% of our outstanding voting power as of April 21, 2010.

Item 14.	Principal Accountant Fees and Services

Audit Fees and All Other Fees

The Audit Committee of the Board of Directors has selected the firm of PricewaterhouseCoopers, independent registered public accounting firm, to serve as The Princeton Review’s independent registered public accounting firm for the year ending December 31, 2010. The following table sets forth the fees that we paid or accrued for the audit and other services provided by PricewaterhouseCoopers in fiscal years 2008 and 2009:

	2008	2009
Audit Fees	$1,842,000	$1,187,750
Audit Related Fees	$590,422	$584,713
Tax Fees	$187,519	$303,751
All Other Fees	$440,793	$26,000

Total	$3,060,734	$2,102,214

Audit Fees

This category includes the audit of our annual financial statements, audit of our internal control over financial reporting, reviews of financial statements included in our Quarterly Reports on Form 10-Q, accounting consultations related to the audits or interim reviews and assistance with comment letters and other documents filed with the SEC.

Audit-Related Fees

This category consists of other assurance and related services provided by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include a special purpose audit in 2008 and due diligence, audit and advisory fees related to the acquisition of Penn Foster in 2009.

Tax Fees

This category consists of professional services provided by PricewaterhouseCoopers for tax compliance, tax advice and tax planning. The services for the fees disclosed under this category include federal, state, local and international tax compliance services and tax planning.

All Other Fees

This category consists of other routine professional services provided by PricewaterhouseCoopers that our Audit Committee does not believe would impair the independence of PricewaterhouseCoopers and are not prohibited by SEC rules. The services for the fees disclosed under this category consisted of technical forensic work related to a data security incident and work related to filings with the SEC.

Pre-Approval Policies and Procedures

We have a formal policy that requires that all services to be provided by PricewaterhouseCoopers, including audit services, audit-related services, tax services and other permitted services, must be pre-approved by our Audit Committee. As permitted by SEC rules, the policy permits the Audit Committee to delegate its pre-approval authority to the Chairperson of the Audit Committee. The Chairperson must report, for informational purposes only, any pre-approval decisions to the full Audit Committee at its next scheduled meeting or by email. Proposed services that have not been pre-approved pursuant to the Pre-Approval Policy must be specifically pre-approved by the Audit Committee before they may be provided by PricewaterhouseCoopers. Any pre-approved services exceeding the pre-approved monetary limits require separate approval by the Audit Committee. All audit fees, audit-related fees and all other fees of our principal accounting firm for 2009 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit Number	Description
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

10.2+	— Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 to our Form S-1).

10.3	— Office Lease, dated as of April 23, 1992, as amended, by and between The Princeton Review, Inc. and 2316 Broadway Realty Co. (incorporated herein by reference to Exhibit 10.12 to our Form S-1).

10.4	— Amendment to Office Lease, dated December 9, 1993 (incorporated herein by reference to Exhibit 10.13 to our Form S-1).

Exhibit Number	Description
10.5	— Second Amendment to Office Lease, dated February 6, 1995 (incorporated herein by reference to Exhibit 10.14 to our Form S-1).

10.6	— Third Amendment to Office Lease, dated April 2, 1996 (incorporated herein by reference to Exhibit 10.15 to our Form S-1).

10.7	— Fourth Amendment to Office Lease, dated July 10, 1998 (incorporated herein by reference to Exhibit 10.16 to our Form S-1).

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
Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.20**	— Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.21**	— First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

10.22**	— Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc.

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

Exhibit Number	Description
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

10.37

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

10.41**+	— Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick.

10.41**+	— Executive Employment Agreement dated as of December 7, 2009 by and between The Princeton Review, Inc. and Stuart Udell.

21.1**	— Subsidiaries of the registrant.

23.1**	— Consent of PricewaterhouseCoopers LLP.

23.2**	— Consent of Grant Thornton LLP.

Exhibit Number	Description
24.1**	— Powers of Attorney (included on the signature pages to the Original filing).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 15, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ MICHAEL J. PERIK
Michael J. Perik
President and Chief Executive Officer

April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. PERIK Michael J. Perik	President and Chief Executive Officer (principal executive officer) and Director	April 30, 2010

/s/ STEPHEN C. RICHARDS Stephen C. Richards	Chief Operating Officer and Chief Financial Officer (principal financial officer and principal accounting officer)	April 30, 2010

* David Lowenstein	Chairman of the Board of Directors

* Jeffrey R. Crisan	Director

* Robert E. Evanson	Director

* Richard Katzman	Director

* Michael A. Krupka	Director

* John S. Schnabel	Director

* Linda Whitlock	Director

*By:	/s/ STEPHEN C. RICHARDS	April 30, 2010
Stephen C. Richards, Attorney-in-Fact