Form 10-Q
period 2010-03-31
PRINCETON REVIEW INC
filed 2010-05-07
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The registrant had 51,356,648 shares of $0.01 par value common stock outstanding at April 29, 2010

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,524	$10,075
Restricted cash and cash equivalents	446	626
Accounts receivable, net of allowance of $1,219 and $769, respectively	19,610	13,933
Other receivables, including $380 and $760, respectively, from related parties	4,655	6,721
Inventory	7,080	7,997
Prepaid expenses and other current assets	5,229	5,883
Deferred tax assets	12,944	12,920

Total current assets	65,488	58,155

Property, equipment and software development, net	32,566	33,310
Goodwill	187,015	186,518
Other intangibles, net	99,856	104,961
Other assets	6,765	6,863

Total assets	$391,690	$389,807

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,958	$5,962
Accrued expenses	27,382	23,047
Current maturities of long-term debt	4,429	4,597
Deferred revenue	32,553	32,887

Total current liabilities	72,322	66,493

Deferred rent	1,107	1,606
Long-term debt	143,461	142,072
Other liabilities	6,423	5,552
Deferred tax liability	31,776	31,499

Total liabilities	255,089	247,222
Series E Preferred Stock, $0.01 par value; 108,275 shares authorized; 108,275 and 98,275 shares issued and outstanding, respectively	109,569	97,326

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,256,648 and 33,727,272 shares issued and outstanding, respectively	353	337
Additional paid-in capital	173,109	174,935
Accumulated deficit	(146,239)	(129,625)
Accumulated other comprehensive loss	(191)	(388)

Total stockholders’ equity	27,032	45,259

Total liabilities and stockholders’ equity	$391,690	$389,807

See accompanying notes to the consolidated financial statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue
Test Preparation Services	$26,757	$27,363
SES	9,989	17,460
Penn Foster	26,439	—

Total revenue	63,185	44,823

Operating expenses
Costs of goods and services sold (exclusive of items below)	22,514	17,359
Selling, general and administrative	36,137	20,565
Depreciation and amortization	10,561	1,531
Restructuring	1,031	2,918
Acquisition expenses	1,023	—

Total operating expenses	71,266	42,373

Operating (loss) income from continuing operations	(8,081)	2,450
Interest expense	(6,602)	(329)
Interest income	—	14
Other income	280	25

(Loss) income from continuing operations before income taxes	(14,403)	2,160
Provision for income taxes	(1,186)	(300)

(Loss) income from continuing operations	(15,589)	1,860

Discontinued operations
Loss from discontinued operations	(1,025)	(138)
Gain from disposal of discontinued operations	—	969
Benefit for income taxes from discontinued operations	—	47

(Loss) income from discontinued operations	(1,025)	878

Net (loss) income	(16,614)	2,738

Dividends and accretion on preferred stock	(2,803)	(1,207)

(Loss) income attributed to common stockholders	$(19,417)	$1,531

Earnings (loss) per share
Basic and diluted:
(Loss) income from continuing operations	$(0.54)	$0.02
(Loss) income from discontinued operations	(0.03)	0.03

Net (loss) income attributed to common stockholders	$(0.57)	$0.05

Weighted average shares used in computing earnings (loss) per share
Basic	33,772	33,742
Diluted	33,772	33,858

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Three months ended March 31, 2010 Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2009	33,727	$337	$174,935	$(129,625)	$(388)	$45,259

Exercise of stock options	35	1	63			64
Vesting of restricted stock	58	1				1
Stock-based compensation			928			928
Dividends and accretion of issuance costs on Series E Preferred Stock			(2,803)			(2,803)
Shares issued in conjunction with acquisition (Note 3)	1,437	14	5,576			5,590
Adjustment to value of acquisition shares issued in 2008 (Note 3)			(5,590)			(5,590)
Comprehensive loss:
Net loss				(16,614)		(16,614)
Change in unrealized foreign currency gain (loss)					197	197

Comprehensive loss						(16,417)

Balance at March 31, 2010	35,257	$353	$173,109	$(146,239)	$(191)	$27,032

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by continuing operating activities:
Net (loss) income	$(16,614)	$2,738
Less: (Loss) income from discontinued operations	(1,025)	878

(Loss) income from continuing operations	(15,589)	1,860
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	2,504	554
Amortization	8,057	977
Deferred income taxes	245	279
Stock based compensation	1,064	719
Non-cash interest	2,631	—
Other	166	24
Net change in operating assets and liabilities:
Accounts receivable	(3,996)	(4,579)
Inventory	917	155
Prepaid expenses and other assets	715	81
Accounts payable and accrued expenses	6,358	5,950
Deferred revenue	(334)	(1,595)

Net cash provided by operating activities	2,738	4,425

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(627)	(294)
Expenditures for software development	(3,706)	(2,100)
Restricted cash and cash equivalents	180	40
Acquisition of businesses	(497)	—

Net cash used for investing activities	(4,650)	(2,354)

Cash flows provided by (used for) financing activities
Payments of capital leases and notes payable related to franchise acquisitions	(209)	(56)
Debt issuance costs	(922)	—
Payments of borrowings under credit facilities	(1,000)	(10,000)
Proceeds from exercise of options	65	—
Proceeds from the sale of Series E Preferred Stock, net of issuance costs	9,741	—

Net cash provided by (used for) financing activities	7,675	(10,056)

Effect of exchange rate changes on cash	47	(71)

Net cash flows provided by (used for) continuing operations	5,810	(8,056)

Cash flows (used for) provided by discontinued operations
Net cash used for operating activities	(361)	(827)
Net cash provided by investing activities	—	8,871

Net cash (used for) provided by discontinued operations	(361)	8,044

Increase (decrease) in cash and cash equivalents	5,449	(12)
Cash and cash equivalents, beginning of period	10,075	8,853

Cash and cash equivalents, end of period	$15,524	$8,841

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (Note 2)	—	9,234

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The unaudited consolidated financial statements of The Princeton Review, Inc., and its wholly-owned subsidiaries, The Princeton Review Canada Inc., Princeton Review Operations, L.L.C., Test Services, Inc., The Princeton Review of Orange County, LLC, and effective December 7, 2009, Penn Foster Group, Inc. (together, the “Company” or “Princeton Review”) included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2009.

On March 12, 2009, the Company sold substantially all of the assets and liabilities of its K-12 Services division. The unaudited consolidated financial statements reflect the K-12 Services division as a discontinued operation. Refer to Note 2.

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue, results of operations and cash flows because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its test preparation revenue in the third quarter. Supplement Education Services (“SES”) revenue is typically concentrated in the fourth and first quarters to more closely correspond to the after school programs’ greatest activity during the school year. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update that improves disclosures about fair value measurements, including adding new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for the Company on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for the Company on January 1, 2011. The partial adoption of this accounting standard update on January 1, 2010 resulted in additional footnote disclosures regarding certain financial assets and liabilities held by the Company as described in Note 11. We are currently evaluating the impact that the full adoption with respect to the Level 3 rollforward, will have on our fair value measurement disclosures.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company is currently evaluating the impact this issue will have, if any, on its financial position and results of operations.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”). The new approach

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. Further, the new accounting standard requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The pronouncement became effective for the Company on January 1, 2010 and the Company plans to apply the provisions in connection with the joint venture entered into with National Labor College in April 2010, as described in Note 13. With the exception of this new joint venture, the adoption of this accounting standard did not change any of the Company’s previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

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

2. Discontinued Operations

On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. The aggregate consideration received consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of $2.3 million, representing the net working capital of the K-12 Services division as of the closing date, which was finalized and paid on October 7, 2009. During the three months ended March 31, 2009, the Company recorded a gain on the sale of these assets of $969,000 within discontinued operations in the consolidated statement of operations.

On March 10, 2010, the Company subleased its former K-12 Services facility located in New York City for the remaining term of the original lease, which expires in July 2014. The Company recorded a liability of $1.0 million in the first quarter of 2010 based on the estimated fair value of the remaining contractual lease rentals, reduced by the sublease rentals expected to be received under the sublease agreement. The charge for the liability was recorded in discontinued operations in the consolidated statement of operations for the three months ended March 31, 2010.

The following table includes summary income statement information related to the K-12 Services division, reflected as discontinued operations for the periods presented:

	Three Months Ended March 31,
	2010	2009
Revenue	$—	$2,720
Operating expenses	1,025	2,858

Loss before gain from disposal of discontinued operations and income taxes	(1,025)	(138)
Gain from disposal of discontinued operations	—	969
Benefit for income taxes	—	47

(Loss) income from discontinued operations	$(1,025)	$878

3. Acquisitions

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

On March 31, 2010, the Company became obligated under the TSI Merger Agreement to provide additional consideration to Alta of $9.9 million (the “Additional Consideration”) by April 13, 2010, representing the maximum amount of Additional Consideration in the event that the aggregate value of the Alta Shares, plus $4.6 million, was less than $36.0 million as of March 31, 2010. The Company was permitted to pay the Additional Consideration in either shares of common stock or cash, provided, however, that the Company could not issue more that 1,437,000 shares of common stock (the “Cap Shares”) as Additional Consideration. Pursuant to a letter agreement with Alta entered into on March 31, 2010 (the “Alta Letter Agreement”), the post-closing payment provisions under the TSI Merger Agreement were amended and the Company issued the Cap Shares to Alta which satisfied $5.6 million of the Additional Consideration obligation. The Company agreed to pay the balance of the Additional Consideration of $4.3 million (the “Remaining Additional Consideration”) in shares of common stock on June 30, 2010, subject to stockholder approval and provided that the ten-day average price per share of the Company’s common stock exceeds a specified minimum amount. If the stockholders do not approve the issuance of common stock to Alta at the Company’s annual meeting scheduled for June 22, 2010, or if the ten-day average price per share of the Company’s stock is less than the specified minimum amount at the time of settlement, the Company and Alta agreed to meet within three days following the annual meeting to discuss a mutually satisfactory resolution with respect to the Remaining Additional Consideration.

Because the Additional Consideration was contingent upon the Company maintaining a certain price of its common stock, the issuance of additional common stock to Alta does not affect the overall acquisition cost of TSI. The Company recorded the fair value of the Cap Shares issued on March 31, 2010 of $5.6 million as an increase to common stock and additional paid-in-capital, and simultaneously reduced the value of the original Alta Shares that were issued at the date of acquisition for the same amount.

Penn Foster

On December 7, 2009, the Company acquired all of the issued and outstanding shares of capital stock of Penn Foster Education Group, Inc. and its subsidiaries (“Penn Foster”) for an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of $6.2 million. The working capital payment was subject to potential post-closing adjustments which were finalized and settled on March 23, 2010, resulting in an additional cash payment of $497,000 which was recorded as an increase in goodwill in the first quarter of 2010.

The following table summarizes the aggregate consideration transferred to acquire Penn Foster and the final purchase price allocation:

Penn Foster December 7, 2009
(in thousands)
Total cash consideration	$176,761

Cash and cash equivalents	7,064
Accounts receivable	1,142
Other receivables	3,806
Inventories	5,454
Prepaid expenses and other assets	3,542
Deferred tax assets	21,926
Property, equipment and software development	13,749
Intangible assets	79,400
Other long-term assets	3,444
Accounts payable, accrued expenses and other current liabilities	(13,945)
Deferred revenue	(14,093)
Other long-term liabilities	(3,540)
Deferred income taxes	(33,514)

Net assets acquired	74,435

Goodwill	$102,326

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

4. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock option, restricted stock and restricted stock unit awards under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options are estimated using the Black-Scholes option pricing formula for which we estimated the following assumptions in its fair value calculation at the date of grant for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected life (years)	5.0	5.0
Risk-free interest rate	2.4%	1.9%
Volatility	45.3%	46.0%

Information concerning all stock option activity for the three months ended March 31, 2010 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	6,298,605	$5.70
Granted at market price	145,000	3.99
Forfeited	(941,864)	7.50
Exercised	(34,708)	1.82

Outstanding at March 31, 2010	5,467,033	$5.37	6.91	$—
Vested or expected to vest at March 31, 2010	5,343,493	$5.39	6.86	$—
Exercisable at March 31, 2010	3,023,557	$5.75	5.59	$—

As of March 31, 2010, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $5.9 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.6 years.

Information concerning all nonvested shares of restricted stock and restricted stock unit awards for the three months ended March 31, 2010 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2009	965,000	$3.83
Awards granted	25,000	3.99
Awards released	(79,064)	4.21

Nonvested awards outstanding at March 31, 2010	910,936	$3.81

Total stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $1.1 million and $719,000, respectively. Stock-based compensation for the three months ended March 31, 2010 includes approximately $136,000 of accrued bonus to be paid in stock assuming performance targets for 2010 are achieved. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

5. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Credit facility	$35,779	$36,614
Bridge notes	40,040	39,752
Senior notes	49,960	49,301
Junior notes, net of detached Series E preferred stock valuation	21,217	19,899
Notes payable	370	527
Capital lease obligations	524	576

Total debt	147,890	146,669
Less current portion	4,429	4,597

Long-term debt	$143,461	$142,072

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. Our long-term debt obligations are not traded and the fair values of these instruments are assumed to approximate their carrying values as of March 31, 2010 and December 31, 2009.

Credit Facility

The Company has a credit facility with General Electric Capital Corporation which consists of a fully drawn $40.0 million term loan and a $10.0 million revolving credit facility, which is reduced by outstanding letters of credit. The term loan matures in quarterly graduating installments ranging from $1.0 million to $2.0 million, beginning on March 20, 2010 through maturity on December 7, 2014. During the three months ended March 31, 2010, two letters of credit totaling $254,000 were issued under the revolving credit facility, resulting in the release of cash that was previously restricted under landlord contractual provisions. As of March 31, 2010, there were no outstanding borrowings under the revolving credit facility and $9.7 million was available to draw.

Bridge Notes

The obligations under the bridge notes mature on December 7, 2012, unless otherwise prepaid or accelerated. As described under Subsequent Events in Note 13, on April 21, 2010 the Company repaid $35.0 million of principal under the bridge notes with proceeds from a common stock offering that closed on April 20, 2010, and repaid the remaining balance under the bridge notes with proceeds from the over-allotment option of the common stock offering that closed on April 28, 2010.

Amendments

On April 23, 2010, the Company entered into amendments to the credit facility, the bridge notes, the senior notes and the junior notes (the “Financing Documents”). The amendments provide the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants contained in the Financing Documents and increasing the amount which the Company is permitted to invest in strategic ventures. The amendments also contemplate the prepayment of all or a portion of the bridge notes. As of March 31, 2010, the Company was in compliance with all covenants, as amended.

6. Preferred Stock

On March 12, 2010, the Company issued an additional $10.0 million of Series E Preferred Stock to Camden Partners Strategic Fund IV, L.P. and Camden Partners Strategic Fund IV-A, L.P. (together, “Camden”) at a purchase price of $1,000 per share on the same terms and conditions as the existing Series E Purchasers pursuant to the Series E Purchase Agreement among the Company and the original Series E Purchasers. In connection with this purchase, Camden also became a party to the Amended and Restated Investor Rights Agreement, dated December 7, 2009, with Camden, the existing Series E Purchasers and certain other parties pursuant to which the Company granted Camden demand registration rights, information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future identical to the rights granted to the existing Series E Purchasers upon the initial sale of Series E Preferred Stock on December 7, 2009. The Company plans to use the net proceeds of this issuance ($9.5 million after deducting issuance costs and estimated fees) to fund future strategic ventures and for general working capital purposes.

As described under Subsequent Events in Note 13, on April 21, 2010 the Company’s shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock into 111,502 shares of Series D Convertible Preferred Stock.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

7. Income Taxes

The Company complies with accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the Company’s evaluation, it has concluded that there are no additional significant uncertain tax positions requiring recognition in the Company’s financial statements. The tax years which remain subject to examination by major tax jurisdictions as of March 31, 2010 are tax years ended December 31, 2006 and later.

8. Segment Reporting

The Company operates in three reportable segments: Test Preparation Services, Supplemental Educational Services (“SES”) and effective December 7, 2009, Penn Foster. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means operating income (loss) from continuing operations before depreciation and amortization, restructuring expense, acquisition expense and stock-based compensation expense, plus other income (expense), excluding non-cash and non recurring earnings or charges. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended March 31, 2010 (in thousands)
	Test Prep Services	SES	Penn Foster	Corporate	Total
Revenue	$26,757	$9,989	$26,439	$—	$63,185

Operating expense	23,712	7,370	30,430	9,754	71,266

Operating income (loss) from continuing operations	3,045	2,619	(3,991)	(9,754)	(8,081)
Depreciation and amortization	1,663	87	5,511	3,300	10,561
Restructuring	—	—	—	1,031	1,031
Acquisition expense	—	—	573	450	1,023
Stock based compensation	—	—	136	928	1,064
Other expense (see reconciliation below)	—	—	—	(4)	(4)

Segment EBITDA	4,708	2,706	2,229	(4,049)	5,594

Total segment assets	137,093	9,095	226,025	19,477	391,690

Segment goodwill	$84,689	$—	$102,326	$—	$187,015

	Three Months Ended March 31, 2009 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$27,363	$17,460	$—	$44,823

Operating expenses	23,850	11,373	7,150	42,373

Operating income (loss) from continuing operations	3,513	6,087	(7,150)	2,450
Depreciation and amortization	974	49	508	1,531
Restructuring	—	—	2,918	2,918
Stock based compensation	—	—	719	719
Other income (see reconciliation below)	3	—	22	25

Segment EBITDA	4,490	6,136	(2,983)	7,643

Total segment assets (excluding assets held for sale)	135,150	16,355	18,812	170,317

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31, 2009 (in thousands)
	Test Prep Services	SES	Corporate	Total
Segment goodwill	$84,584	$—	$—	$84,584

Reconciliation of other (expense) income, net to other income, excluding items:

	Three Months Ended March 31,
	2010	2009
Other income, net	$280	$25
Gain from change in fair value of derivatives	(293)	—
Other non-cash expenses	9	—

Other (expense) income, excluding items	$(4)	$25

9. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Numerator for earnings (loss) per share:
(Loss) income from continuing operations	$(15,589)	$1,860
Dividends and accretion on preferred stock	(2,803)	(1,207)

(Loss) income from continuing operations attributed to common stockholders	$(18,392)	$653
(Loss) income from discontinued operations	(1,025)	878

(Loss) income attributed to common stockholders	$(19,417)	$1,531

Denominator for basic and diluted earnings (loss) per share:
Basic weighted average common shares outstanding	33,772	33,742
Dilutive stock options (treasury stock method)	—	116

Diluted weighted average common shares outstanding	33,772	33,858

Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations	$(0.54)	$0.02
(Loss) income from discontinued operations	(0.03)	0.03

(Loss) income attributed to common shareholders	$(0.57)	$0.05

The following were excluded from the computation of diluted earnings (loss) per common share because of their anti-dilutive effect.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Weighted average shares of common stock issuable upon exercise of stock options	6,279	5,782
Weighted average shares of common stock issuable upon conversion of convertible preferred stock	—	10,956

	6,279	16,738

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

10. Restructuring

Following the Company’s acquisition of Penn Foster on December 7, 2009, the Company announced and commenced a restructuring initiative that involves the consolidation of the Company’s real estate portfolio and certain operations, the reorganization of its management structure and the elimination of certain duplicative assets and functions. During the three months ended March 31, 2010, the Company notified certain employees that duplicative call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, would be migrated to the Penn Foster headquarters in Scranton, Pennsylvania over the next several months. As a result, the Company incurred restructuring charges of $89,000 related to employee severance and termination benefits during the three months ended March 31, 2010.

In addition, by March 31, 2010 the Company closed and ceased use of two-thirds of its administrative office in New York City and recorded a liability based on the estimated fair value of the remaining contractual lease rentals associated with the closed space, reduced by estimated sublease rentals, which the Company is actively seeking. The Company also incurred other restructuring charges associated with the shut down of the New York City office. As a result, during the three months ended March 31, 2010 the Company recorded a restructuring charge of $942,000, which includes a credit resulting from the elimination of a deferred rent liability of $456,000 associated with straight-line lease accounting on the same property. The following table sets forth accrual activity relating to this restructuring initiative for the three months ended March 31, 2010:

	Severance and Termination Benefits	Lease Termination Costs	Other Exit Costs	Total
	(in thousands)
Accrued restructuring balance at December 31, 2009	$2,331	$—	$—	$2,331
Restructuring provision in 2010	89	800	142	1,031
Redesignation of deferred rent liability	—	456	—	456
Cash paid	(1,151)	(50)	—	(1,201)

Accrued restructuring balance at March 31, 2010	$1,269	$1,206	$142	$2,617

The Company expects to incur additional restructuring charges in 2010 related to the elimination of additional duplicative assets and functions as Penn Foster and the existing business structure are further integrated. In addition, the Company expects to record additional restructuring charges related to the New York City office lease if it is unsuccessful in procuring a sublease on the property and when the Company ceases occupying the remaining space at the facility. The Company expects to pay all severance and termination benefits by the end of 2010. The lease for the New York City office expires in December 2014 and therefore, the Company expects to make related payments through 2014. Of the total lease termination restructuring liability that exists as of March 31, 2010, $663,000 is classified in other long-term liabilities in the accompanying consolidated balance sheet.

11. Fair Value Disclosure

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,758			$2,411
Certificates of deposit	547			726
Liabilities:
Embedded financial derivatives			$1,225			$1,518

Money market funds, included in cash and cash equivalents, and certificates of deposit, included in cash and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s bridge notes, senior notes and junior notes are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The change in fair value of the embedded derivatives was $293,000 for the three months ended March 31, 2010 and was recorded as a gain in other income in the accompanying statement of operations.

12. Commitments and Contingencies

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings.

The owner of Penn Foster prior to the seller (the “Previous Owner”) filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the seller, the seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of March 31, 2010.

13. Subsequent Events

Contribution Agreement with National Labor College

On April 20, 2010, the Company and the National Labor College (“NLC”) entered into a Contribution Agreement (the “Contribution Agreement”) with NLC-TPR Services, LLC (“Services LLC”), a newly formed limited liability company owned 49% by the Company and 51% by NLC. The Contribution Agreement was entered into in connection with the formation of a strategic relationship between the Company and NLC.

Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs. The services to be provided include a broad range of marketing and enrollment support, technical support for development of on-line courses, technical support for faculty and students, and student billing and related services.

Under the terms of the Contribution Agreement, the Company is required to make capital contributions to Services LLC in the aggregate amount of $20.75 million (the “Capital Contribution”). The Company will pay $10.75 million of the Capital Contributions on the following schedule in 2010: $1 million paid on signing of the Contribution Agreement (which was paid by the Company on April 20, 2010); $1 million payable on each of April 30, 2010, May 30, 2010 and June 30, 2010; $2.75 million payable on the later to occur of June 30, 2010 and NLC obtaining specified regulatory approvals, maintaining its education regulatory status, and meeting certain other conditions; and the remaining $4.0 million payable on the first day on or after July 1, 2010 that NLC has obtained specified regulatory approvals, demonstrated that it has maintained its education regulatory status, and met certain other conditions. The Company will pay $5.0 million of the Capital Contributions in July 2011 and $5.0 million of the Capital Contributions in July 2012, subject in each case to NLC obtaining specified regulatory approvals, maintaining its education regulatory status, and certain other conditions. Services LLC will distribute the Capital Contributions to NLC upon receipt as advance payments against future distributions, if any.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

In addition to the Capital Contributions, through December 13, 2013, the Company is required to make certain working capital contributions to Services LLC that will not exceed, in the aggregate, $12.25 million, plus loans by the Company to Services LLC for working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to make the Working Capital Contributions are subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions.

The Contribution Agreement provides for events of termination, including if NLC is unable to obtain certain regulatory approvals prior to October 31, 2010, suffers certain adverse regulatory actions, or is unable to fulfill certain operational obligations to Services LLC.

Sale of Common Stock and Payment of Bridge Notes

On April 20, 2010, the Company sold 14.0 million shares of its common stock at a price to the public of $3.00 per share. The gross proceeds, before underwriting discounts, commissions and other offering expenses were $42.0 million. Net proceeds received, after underwriting discounts and commissions, were $39.9 million and the Company expects other offering expenses to approximate $1.4 million. The Company granted the underwriter a 30-day option to purchase up to an aggregate of 2.1 million additional shares of common stock to cover over-allotments. Upon the exercise of the over-allotment option, on April 28, 2010 the Company sold the remaining 2.1 million shares for net proceeds, after underwriting discounts and commissions, of approximately $6.0. Roth Capital Partners is acting as sole manager for the offering.

On April 21, 2010, the Company used $35.0 million of the net proceeds from the sale of common stock to repay a portion of the bridge notes with Sankaty Advisors, LLC and affiliates. On April 29, 2010, the Company repaid the remaining balance of $5.8 million under the bridge notes with proceeds from the over-allotment option of the common stock offering. The Company expects to recognize a loss on extinguishment of debt of approximately $940,000 in the second quarter of 2010 from the write-off of unamortized discounts and issuance costs related to the bridge notes retired.

Conversion of Series E to Series D Preferred Stock

On April 21, 2010, the Company shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock into 111,502 shares of Series D Convertible Preferred Stock. The conversion is mandatory, with the shares of Series E Preferred converting into shares of Series D Preferred at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share. The Series D Preferred Stock is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. Dividends on the Series D Preferred Stock will accrue and be cumulative at the rate of 8.0% per year, compounded annually until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review is a leading provider of classroom-based and online education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today, based on our experience in the test preparation industry, we believe that we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), one of the oldest and largest online education companies in the United States. The Company currently operates through our Test Preparation Services, Supplemental Educational Services (“SES”) and Penn Foster divisions.

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review. The Test Preparation Services division accounted for 42% of our overall revenue in the three months ended March 31, 2010.

Supplemental Educational Services Division

The Supplemental Educational Services (“SES”) division provides state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country which receive funding under the No Child Left Behind Act of 2001 (“NCLB”). In the 2009-2010 school year we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as generally later program start dates and greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there is increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. We currently believe that while revenues will continue to decline in 2010, we can continue to operate this business at approximately break-even in the current climate, but we are carefully monitoring developments in the SES regulatory framework, and we will continue to evaluate the extent of our participation in this business.

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

Former K-12 Services Division

The Company’s former K-12 Services Division provided a number of services to K-12 schools and districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In March 2009, we sold our K-12 Services Division to CORE Education and Consulting Solutions, Inc. (“CORE”). The Company received $9.5 million of cash from CORE at the close of the transaction and recognized a gain of $969,000. In connection with the sale of its K-12 Services division, financial results associated with this business have been reclassified as discontinued operations.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Revenue:
Test Preparation Services	$26,757	$27,363	$(606)	(2)%
SES Services	9,989	17,460	(7,471)	(43)%
Penn Foster	26,439	—	26,439	100%

Total revenue	63,185	44,823	18,362	41%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	22,514	17,359	5,155	30%
Selling, general and administrative	36,137	20,565	15,572	76%
Depreciation and amortization	10,561	1,531	9,030	590%
Restructuring	1,031	2,918	(1,887)	(65)%
Acquisition expenses	1,023	—	1,023	100%

Total operating expenses	71,266	42,373	28,893	68%
Operating (loss) income from continuing operations	(8,081)	2,450	(10,531)	(430)%

Interest expense	(6,602)	(329)	(6,273)	1,907%
Interest income	—	14	(14)	(100)%
Other income, net	280	25	255	1,020%
Provision for income taxes	(1,186)	(300)	(886)	295%

(Loss) income from continuing operations	$(15,589)	$1,860	$(17,449)	(938)%

Revenue

For the three months ended March 31, 2010, total revenue increased by $18.4 million, or 41%, to $63.2 million from $44.8 million in the three months ended March 31, 2009.

Test Preparation Services revenue decreased by $606,000, or 2%, to $26.8 million from $27.4 million in the three months ended March 31, 2009. Increases in classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower priced services. This decrease was partially offset by increased on-line revenues as the Company continues to develop more on-line course offerings. Tutoring revenues remained relatively flat as increased tutoring hours were offset by price reductions. We expect these pricing and enrollment trends to continue through the remainder of 2010.

SES Services revenues decreased by $7.5 million, or 43%, to $10.0 million from $17.5 million in the three months ended March 31, 2009. This decrease is primarily attributed to declining enrollments due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that have developed and offered internally developed SES programs.

Penn Foster revenues of $26.4 million primarily represent tuition sales from individual students enrolled and completing exams in Penn Foster’s on-line Career School, College and High School educational institutions. Effective pricing and favorable retention initiatives implemented during 2009 had a positive impact on first quarter revenues.

Cost of Revenue

For the three months ended March 31, 2010, total cost of revenue increased by $5.2 million, or 30%, to $22.5 million from $17.4 million in the three months ended March 31, 2009.

Test Preparation Services cost of revenue increased by $515,000, or 5%, to $10.0 million from $9.5 million in the three months ended March 31, 2009 due primarily to increased course material and content costs. Gross margin during the period for the Test Preparation Services division decreased from 65% to 63%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed.

SES Services cost of revenue decreased by $3.7 million, or 46%, to $4.3 million from $7.9 million in the three months ended March 31, 2009 as a direct result of the decreased student enrollments. Gross margin during the period for the SES Services division increased slightly from 55% to 57%, primarily as a result of tighter cost controls across each market in alignment with decreasing student enrollments.

Penn Foster cost of goods and services sold of $8.3 million primarily represents course materials and education, distribution and customer service costs associated with the revenue generated. Gross margin during the period for the Penn Foster division was 69%.

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, selling, general and administrative expenses increased by $15.6 million, or 76%, to $36.1 million from $20.6 million in the three months ended March 31, 2009.

Test Preparation Services selling, general and administrative expenses decreased by $1.3 million, or 10%, to $12.1 million from $13.4 million in the three months ended March 31, 2009. This decrease is primarily due to increased efforts to reduce expenses, including advertising, professional fees, facility expenses and lower compensation.

SES Services selling, general and administrative expenses decreased by $390,000, or 11%, to $3.0 million from $3.4 million in the three months ended March 31, 2009 due primarily to lower compensation expense and costs reductions as a result of the decline in revenue.

Penn Foster selling, general and administrative expenses of $16.1 million primarily represent advertising, promotional, marketing and administrative costs for the period.

Corporate selling, general and administrative expenses increased by $1.2 million, or 34%, to $5.0 million from $3.7 million in the three months ended March 31, 2009, due primarily to $1.0 million of expenses associated with new strategic ventures.

Depreciation and Amortization

For the three months ended March 31, 2010, depreciation and amortization expense increased by $9.0 million to $10.6 million from $1.5 million in the three months ended March 31, 2009. The increase is primarily the result of $5.5 million of new depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with $2.4 million of accelerated depreciation and amortization charges associated with actions taken in connection with the planned closing of our administrative office in New York City and to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. In addition, we changed the estimated useful lives for certain legacy fixed assets under a revised depreciation policy developed to standardize and conform legacy and Penn Foster depreciation methods and lives, resulting in additional depreciation and amortization of $1.1 million.

Restructuring

Restructuring charges decreased by $1.9 million, or 65%, to $1.0 million from $2.9 million in the three months ended March 31, 2009. The restructuring charges for the three months ended March 31, 2010 include severance and termination benefits related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania and lease termination charges associated with the closure of two-thirds of our administrative office in New York City.

The restructuring charges for the three months ended March 31, 2009 relate to outsourcing our information technology operations, transferring the majority of remaining corporate functions located in New York City to offices located in Framingham, Massachusetts and simplifying management’s structuring following the sale of the K-12 Services division.

Acquisition expenses

Acquisition expenses for the three months ended March 31, 2010 of $1.0 million consist primarily of accounting and advisory fees associated with the acquisition and audit of Penn Foster and integration costs associated with combining our legacy systems and operations with Penn Foster.

Interest expense

For the three months ended March 31, 2010, interest expense increased by $6.3 million, to $6.6 million from $329,000 in the three months ended March 31, 2009, primarily as a result of the financings undertaken to fund the Penn Foster acquisition on December 7, 2009. In April 2010, we repaid our bridge notes in full with proceeds from a public stock offering and as a result, expect to save approximately $1.6 million in quarterly interest charges.

Other income, net

Other income, net for the three months ended March 31, 2010 primarily consists of $293,000 of income recognized from the change in fair value of our embedded derivatives. Other income, net for the three months ended March 31, 2009 was not significant.

Provision for Income Taxes

The provision for income taxes increased by $886,000 to $1.2 million, from $300,000 in the three months ended March 31, 2009. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity during the three months ended March 31, 2010 were cash and cash equivalents on hand, cash flow generated from operations and net proceeds from the issuance of additional Series E Preferred Stock. Our primary uses of cash during the three months ended March 31, 2010 were capital expenditures and scheduled repayments of our term loan credit facility. At March 31, 2010 we had $15.5 million of cash and cash equivalents and $9.7 million of unused borrowing capacity available under our new credit agreement. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. On April 20, 2010, we sold 14.0 million shares of common stock through this shelf registration process for a public offering price of $42.0 million (before underwriting discounts and commissions) and received $39.9 million of net proceeds, before expenses. On April 28, 2010, we sold an additional 2.1 million shares of common stock upon the exercise of the underwriter’s over-allotment option for a public offering price of $6.3 million (before underwriting discounts and commissions) and received $6.0 million of additional net proceeds, before expenses.

We expect our principal sources of funding for operating expenses, capital expenditures, investments in strategic ventures and debt service obligations during 2010 to be our current cash and cash equivalents, cash generated from operations, borrowings under our new credit facility and the remaining proceeds from our issuance of 16.1 million shares of common stock after paying off our bridge loan in April 2010. Our new debt financing agreements, as amended in April 2010, contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. We were in compliance with all covenants under our amended debt agreements as of March 31, 2010. Our ability to generate sufficient operating income and positive cash flows from operations to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our sources of liquidity. Our Test Preparation Services and Penn Foster divisions generate the largest portion of our cash flow from operations from retail classroom, on-line and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Across Test Preparation Services and SES, we also generate cash from contracts with institutions such as schools, school districts and post secondary institutions which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash flows provided by operating activities from continuing operations for the three months ended March 31, 2010 were $2.7 million as compared to $4.4 million for the three months ended March 31, 2009. The decrease was primarily due to scheduled cash interest payments under our term loan credit facility and the bridge and senior subordinated notes totaling $4.4 million, partially offset by cash generated from Penn Foster’s operations.

Cash flows used for investing activities from continuing operations during the three months ended March 31, 2010 were $4.7 million as compared to $2.4 million used during the comparable period in 2009. The increase was primarily due to a $1.9 million increase in capital expenditures including the development of internal use software and a $497,000 settlement payment relating to the Penn Foster post-closing working capital adjustment. The increase was partially offset by a release of cash that was previously restricted under landlord contractual provisions. Under a contribution agreement entered into with National Labor College in April 2010, we expect to fund $10.8 million in contributions to a newly formed limited liability company throughout the remainder of 2010.

Cash flows provided by financing activities from continuing operations for the three months ended March 31, 2010 were $7.7 million as compared to $10.1 million used for financing activities for the three months ended March 31, 2009. Cash provided by financing activities in 2010 primarily consisted of $9.7 million in net proceeds from the issuance of Series E Preferred Stock, offset by a $1.0 million scheduled principal payment under our term loan credit facility and $922,000 of cash paid for debt issuance costs. Cash used for financing activities in 2009 primarily consisted of $10.0 million in repayments of our former credit facility term loan, $9.5 million of which represented a required non-recurring installment payment from the cash proceeds of the K-12 Services division sale.

Cash flows used for discontinued operations for the three months ended March 31, 2010 were $361,000 as compared to $8.0 million provided by discontinued operations for the three months ended March 31, 2009. Cash flows for the three months ended March 31, 2009 included $9.2 million of net cash proceeds from the sale of the K-12 Services division.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flow because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. SES revenue is typically concentrated in the fourth and first quarters to more closely reflect the after school programs’ greatest activity during the school year. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk as a result of the outstanding debt under our credit facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At March 31, 2010 our total outstanding term loan balance under the credit facilities exposed to variable interest rates was $39.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $312,000. We do not carry any other variable interest rate debt.

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

Conclusions

As a result of this evaluation, our CEO and CFO concluded that the Company’s Disclosure Controls were effective as of March 31, 2010. The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Penn Foster which was acquired by the Company in a purchase business combination on December 7, 2009.

Changes in Internal Control over Financial Reporting

The Company expects the Penn Foster acquisition will have a material effect on the Company’s internal controls over financial reporting. The Company is in the process of assessing the impact of this acquisition on the Company’s internal controls over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our joint venture transaction with the National Labor College may not realize all of its intended benefits.

On April 20, 2010, we entered into a contribution agreement with the National Labor College (“NLC”) and a newly formed subsidiary (“Services LLC”) owned 49% by the Company and 51% by NLC to support the development and launch of new programs (the “Joint Venture”). The services to be provided include a broad range of marketing and enrollment support, technical support for development of on-line courses, technical support for faculty and students, and student billing and related services. Under the terms of the contribution agreement, we are required to make capital contributions to Services LLC in the aggregate amount of $20.75 million. In addition to the capital contributions, we are required to make certain working capital contributions and loans to Services LLC that will not exceed, in the aggregate, $14.25 million.

These contributions will increase operating expenses before we begin to recognize revenue from the Joint Venture. Our planned expenditures for the Joint Venture are based in part on expectations regarding future revenue and profitability of the Joint Venture. Accordingly, unexpected revenue shortfalls of the Joint Venture may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. As a result, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

Except as described above, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, including Certificate of Designation of Series D Convertible Preferred Stock and Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock.

4.1	Joinder and Amendment to Amended and Restated Investor Rights Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010).

10.1	Joinder and Amendment to Series E Preferred Stock Purchase Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010).

10.2	Letter Agreement, dated March 31, 2010, by and between The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 2, 2010).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ STEPHEN C. RICHARDS
Stephen C. Richards
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

May 7, 2010

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, including Certificate of Designation of Series D Convertible Preferred Stock and Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock.

4.1	Joinder and Amendment to Amended and Restated Investor Rights Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010).

10.1	Joinder and Amendment to Series E Preferred Stock Purchase Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010).

10.2	Letter Agreement, dated March 31, 2010, by and between The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 2, 2010).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.