Form 10-Q
period 2010-06-30
PRINCETON REVIEW INC
filed 2010-08-06
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The registrant had 51,398,142 shares of $0.01 par value common stock outstanding at August 2, 2010

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,127	$10,075
Restricted cash	433	626
Accounts receivable, net of allowance of $866 and $769, respectively	13,523	13,933
Other receivables, including $380 and $760, respectively, from related parties	3,194	6,721
Inventory	5,752	7,997
Prepaid expenses and other current assets	3,975	5,883
Deferred tax assets	12,911	12,920

Total current assets	51,915	58,155

Property, equipment and software development, net	34,051	33,310
Goodwill	187,015	186,518
Other intangibles, net	115,132	104,961
Other assets	6,569	6,863

Total assets	$394,682	$389,807

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,759	$5,962
Accrued expenses	21,497	23,047
Deferred acquisition payments	6,750	—
Current maturities of long-term debt	4,418	4,597
Deferred revenue	34,257	32,887

Total current liabilities	72,681	66,493

Deferred rent	1,094	1,606
Long-term debt	104,600	142,072
Long-term portion of deferred acquisition payments	10,000	—
Other liabilities	5,222	5,552
Deferred tax liability	32,053	31,499

Total liabilities	225,650	247,222
Series E Preferred Stock, $0.01 par value; 108,275 shares authorized; no shares and 98,275 shares issued and outstanding, respectively	—	97,326
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares and no shares issued and outstanding, respectively	110,996	—

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,398,142 and 33,727,272 shares issued and outstanding, respectively	514	337
Additional paid-in capital	217,336	174,935
Accumulated deficit	(159,514)	(129,625)
Accumulated other comprehensive loss	(300)	(388)

Total stockholders’ equity	58,036	45,259

Total liabilities and stockholders’ equity	$394,682	$389,807

See accompanying notes to the consolidated financial statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Test Preparation Services	$26,591	$25,220	$53,348	$52,583
SES	4,649	6,252	14,638	23,712
Penn Foster	24,948	—	51,387	—

Total revenue	56,188	31,472	119,373	76,295

Operating expenses
Costs of goods and services sold (exclusive of items below)	21,907	13,685	44,421	31,044
Selling, general and administrative	29,539	16,803	65,676	37,368
Depreciation and amortization	8,519	1,648	19,080	3,179
Restructuring	890	1,130	1,921	4,048
Acquisition expenses	1,350	—	2,373	—

Total operating expenses	62,205	33,266	133,471	75,639

Operating (loss) income from continuing operations	(6,017)	(1,794)	(14,098)	656
Interest expense	(5,136)	(216)	(11,738)	(545)
Interest income	14	18	14	32
Other (expense) income, net	(497)	229	(217)	254

(Loss) income from continuing operations before income taxes	(11,636)	(1,763)	(26,039)	397
(Provision) benefit for income taxes	(1,550)	179	(2,736)	(121)

(Loss) income from continuing operations	(13,186)	(1,584)	(28,775)	276

Discontinued operations
Loss from discontinued operations	(89)	(168)	(1,114)	(306)
(Loss) gain from disposal of discontinued operations	—	(56)	—	913
Benefit for income taxes from discontinued operations	—	2	—	49

(Loss) income from discontinued operations	(89)	(222)	(1,114)	656

Net (loss) income	(13,275)	(1,806)	(29,889)	932
Earnings to common shareholders from conversion of Series E to Series D preferred stock	1,128	—	1,128	—
Dividends and accretion on preferred stock	(2,452)	(1,208)	(5,255)	(2,415)

Loss attributed to common stockholders	$(14,599)	$(3,014)	$(34,016)	$(1,483)

Earnings (loss) per share
Basic and diluted:
Loss from continuing operations	$(0.30)	$(0.08)	$(0.81)	$(0.06)
(Loss) income from discontinued operations	—	(0.01)	(0.03)	0.02

Loss attributed to common stockholders	$(0.31)	$(0.09)	$(0.83)	$(0.04)

Weighted average shares used in computing earnings (loss) per share
Basic and diluted:	47,822	33,719	40,836	33,730

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Six months ended June 30, 2010 Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2009	33,727	$337	$174,935	$(129,625)	$(388)	$45,259

Exercise of stock options	35	1	63			64
Vesting of restricted stock	99	1	(1)			—
Stock-based compensation			2,302			2,302
Dividends and accretion of issuance costs on Series E Preferred Stock			(3,535)			(3,535)
Conversion of Series E to Series D Preferred Stock			1,128			1,128
Dividends and accretion of issuance costs on Series D Preferred Stock			(1,720)			(1,720)
Shares issued in conjunction with acquisition (Note 3)	1,437	14	5,576			5,590
Adjustment to value of acquisition shares issued in 2008 (Note 3)			(5,590)			(5,590)
Issuance of common stock	16,100	161	44,178			44,339
Comprehensive loss:
Net loss				(29,889)		(29,889)
Change in unrealized foreign currency gain (loss)					88	88

Comprehensive loss						(29,801)

Balance at June 30, 2010	51,398	$514	$217,336	$(159,514)	$(300)	$58,036

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by continuing operating activities:
Net (loss) income	$(29,889)	$932
Less: (Loss) income from discontinued operations	(1,114)	656

(Loss) income from continuing operations	(28,775)	276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,691	1,106
Amortization	15,389	2,073
Deferred income taxes	555	556
Stock based compensation	2,302	1,401
Non-cash interest	5,042	108
Loss from retirement of debt	941	—
Other	523	(333)
Net change in operating assets and liabilities:
Accounts receivable	3,310	2,482
Inventory	1,303	258
Prepaid expenses and other assets	2,088	107
Accounts payable and accrued expenses	(1,737)	(1,847)
Deferred revenue	1,370	2,942

Net cash provided by operating activities	6,002	9,129

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(1,638)	(636)
Expenditures for software development	(7,217)	(3,636)
Acquisition of NLC license	(4,000)	—
Acquisition of businesses	(557)	(60)
Restricted cash	193	18
Proceeds from investment sale note receivable	—	169

Net cash used for investing activities	(13,219)	(4,145)

Cash flows provided by (used for) financing activities
Payments of capital leases and notes payable related to franchise acquisitions	(257)	(253)
Debt issuance costs	(1,017)	—
Payments of borrowings under credit facilities	(2,000)	(15,169)
Payment for retirement of bridge note	(40,816)	—
Proceeds from issuance of common stock, net of issuance costs	44,339	—
Proceeds from the sale of Series E Preferred Stock, net of issuance costs	9,543	—
Proceeds from borrowings under credit facility revolver	—	4,500
Proceeds from exercise of options	65	2

Net cash provided by (used for) financing activities	9,857	(10,920)

Effect of exchange rate changes on cash	—	183

Net cash flows provided by (used for) continuing operations	2,640	(5,753)

Cash flows (used for) provided by discontinued operations
Net cash used for operating activities	(588)	(1,197)
Net cash provided by investing activities	—	7,433

Net cash (used for) provided by discontinued operations	(588)	6,236

Increase in cash and cash equivalents	2,052	483
Cash and cash equivalents, beginning of period	10,075	8,853

Cash and cash equivalents, end of period	$12,127	$9,336

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (Note 2)	—	7,796

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The unaudited consolidated financial statements of The Princeton Review, Inc., its wholly-owned subsidiaries and its consolidated variable interest entity (collectively the “Company” or “Princeton Review”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

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

On April 20, 2010, the Company and the National Labor College formed a strategic relationship through the creation of NLC-TPR Services, LLC, a newly formed entity in which The Princeton Review holds a 49% ownership interest and which it is required to consolidate under variable interest entity accounting guidance. Refer to Note 4.

On May 18, 2010, the Company announced its intention to exit the Supplemental Educational Services (“SES”) business as of the end of the current (2009-2010) school year. Refer to Note 10.

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

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update that improves disclosures about fair value measurements, including adding new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for the Company on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for the Company on January 1, 2011. The Company adopted this accounting standard, including the deferred portion relating to the Level 3 rollforward on January 1, 2010, resulting in additional footnote disclosures regarding certain financial assets and liabilities held by the Company as described in Note 11.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”). The new approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. Further, the new accounting standard requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The pronouncement became effective for the Company on January 1, 2010 and the Company applied the provisions in connection with the strategic venture entered into with National Labor College in April 2010, as described in Note 4. With the exception of this new strategic venture, the adoption of this accounting standard did not change any of the Company’s previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

Use of Estimates

The preparation of the financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used include estimates for revenue, uncollectible accounts receivable, deferred tax valuation allowances, impairment write-downs, useful lives assigned to intangible assets, fair value of assets and liabilities and stock-based compensation. Actual results could differ from those estimated.

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

On March 10, 2010, the Company subleased its former K-12 Services facility located in New York City for the remaining term of the original lease, which expires in July 2014. The Company recorded a liability of $1.0 million in the first quarter of 2010 based on the estimated fair value of the remaining contractual lease rentals, reduced by the sublease rentals expected to be received under the sublease agreement. It is expected that the net cash outflows related to this obligation will continue through July 2014. The charge for the liability was recorded in discontinued operations in the consolidated statement of operations in the first quarter of 2010.

The following table includes summary income statement information related to the K-12 Services division, reflected as discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$2,720
Operating expenses	89	168	1,114	3,026

Loss before gain from disposal of discontinued operations and income taxes	(89)	(168)	(1,114)	(306)
Gain from disposal of discontinued operations	—	(56)	—	913
Benefit for income taxes	—	2	—	49

(Loss) income from discontinued operations	$(89)	$(222)	$(1,114)	$656

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

On March 31, 2010, the Company became obligated under the TSI Merger Agreement to provide additional consideration to Alta of $9.9 million (the “Additional Consideration”) by April 13, 2010, representing the maximum amount of Additional Consideration in the event that the aggregate value of the Alta Shares, plus $4.6 million, was less than $36.0 million as of March 31, 2010. The Company was permitted to pay the Additional Consideration in either shares of common stock or cash, provided, however, that the Company could not issue more that 1,437,000 shares of common stock (the “Cap Shares”) as Additional Consideration. Pursuant to a letter agreement with Alta entered into on March 31, 2010 (the “Alta Letter Agreement”), the post-closing payment provisions under the TSI Merger Agreement were amended and the Company issued the Cap Shares to Alta which satisfied $5.6 million of the Additional Consideration obligation. The Company agreed to pay the balance of the Additional Consideration of $4.3 million (the “Remaining Additional Consideration”) in shares of common stock on June 30, 2010, subject to stockholder approval and provided that the ten-day average price per share of the Company’s common stock exceeds a specified minimum amount. If the stockholders did not approve the issuance of common stock to Alta at the Company’s annual meeting scheduled for June 22, 2010, or if the ten-day average price per share of the Company’s common stock was less than the specified minimum amount at the time of settlement, the Company and Alta agreed to meet within three days following the annual meeting to discuss a mutually satisfactory resolution with respect to the Remaining Additional Consideration. The Company’s stockholders approved the issuance of common stock to Alta at the June 22 annual meeting, and because the ten-day average price per share of the Company’s common stock was less than the specified minimum, the Company and Alta are engaged in discussions about the final payment of the Remaining Additional Consideration. The Company expects to pay the Remaining Additional Consideration in a combination of cash and common stock during the third quarter of 2010.

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

4. Investment in NLC-TPR Services, LLC

On April 20, 2010, the Company and the National Labor College (“NLC”) formed a strategic relationship through the creation of NLC-TPR Services, LLC (“Services LLC”), a newly formed limited liability company owned 49% by the Company and 51% by NLC. Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs, including a broad range of marketing and enrollment support, technical support for development of on-line courses, technical support for faculty and students, and student billing and related services.

Services LLC, a variable interest entity, is governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. As described below, these agreements require the Company to provide substantially all of the initial capital contributions and to the extent of those contributions, absorb all of the losses of Services LLC. The Company is also obligated under a Services Agreement with Services LLC to direct certain activities that most significantly impact the economic performance of this entity. Based on these arrangements, the Company has concluded under the accounting guidance for variable interest entities that as of June 30, 2010, it is the primary beneficiary of Services LLC and therefore is required to consolidate the financial results of Services LLC for financial reporting purposes. The Company will periodically reevaluate whether it must consolidate the financial results of Services LLC. The consolidated activities of Services LLC are reported in a newly created segment referred to as the National Labor College division.

Under the Contribution Agreement, NLC contributed a ten-year license to Services LLC to use NLC and AFL-CIO trademarks and membership lists in support of the administration, marketing and servicing of the NLC educational programs. The Company is required to contribute an aggregate of $20.8 million in cash to Services LLC (the “Capital Contribution”) in payments through July 2012, to be distributed immediately upon receipt to NLC as a return of capital. The Company paid $4.0 million of the Capital Contribution during the second quarter of 2010 and is obligated to pay an additional $6.8 million upon NLC obtaining specified regulatory approvals, which is expected to occur in the fourth quarter of 2010. Provided that NLC obtains the specified regulatory approvals and maintains its education regulatory status and certain other conditions, the Company will pay $5.0 million of the Capital Contribution in July 2011 and $5.0 million in July 2012. The Contribution Agreement provides for events of termination, including if NLC is unable to obtain certain regulatory approvals prior to October 31, 2010, suffers certain adverse regulatory actions, or is unable to fulfill certain operational obligations to Services LLC. In accordance with the accounting guidance for variable interest entities and consolidations, the Company is treating the Capital Contribution as the acquisition of a $20.8 million license from NLC. Accordingly, the Company recorded this license in other intangible assets in the accompanying consolidated balance sheet and is amortizing the asset on a straight-line basis over a ten year life. The Company also recorded its remaining obligation for the Capital Contribution as deferred acquisition payments ($6.8 million current, $10.0 million long term) in the accompanying consolidated balance sheet.

In addition to the Capital Contribution, through December 13, 2013 the Company is required to make certain working capital contributions to Services LLC that will not exceed, in the aggregate, $12.3 million, plus loans by the Company to Services LLC for

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to make the Working Capital Contributions are subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions. The Company made $100,000 in Working Capital Contributions to Services LLC during the second quarter of 2010.

In accordance with the LLC Agreement and as a result of the contributions described above, Services LLC is owned 49% by the Company and 51% by NLC. The activities and affairs of Services LLC are managed by a five member board of managers, two designated by the Company and three designated by NLC. Certain matters, as defined, require a supermajority vote that must include at least four of the five board members. Profits and losses of Services LLC are allocated to the Company and NLC based on their respective ownership percentages. However a loss limitation provision stipulates that the Company shall be allocated 100% of the losses to the extent of its contributions, which include the Capital Contribution and the Working Capital Contributions. As a result of the loss limitation provision and because NLC does not have any retained equity in Services LLC, the Company has not recorded a noncontrolling interest in the consolidated financial statements as of and for the period ending June 30, 2010.

The carrying amount of Services LLC’s assets and liabilities that are included in the consolidated balance sheet as of June 30, 2010 are as follows:

June 30, 2010
(in thousands)
Cash	$100
Property, equipment and software development	84
Intangible assets	20,404

Total assets	$20,588

Accrued expenses (due to NLC for supporting services)	165

Total liabilities	$165

5. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock option, restricted stock and restricted stock unit awards under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options are estimated using the Black-Scholes option pricing formula for which we estimated the following assumptions in its fair value calculation at the date of grant for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.9%	1.9%	2.2%	1.9%
Volatility	46.2%	46.0%	45.6%	46.0%

Information concerning all stock option activity for the six months ended June 30, 2010 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	6,298,605	$5.70
Granted at market price	225,000	3.44
Forfeited or expired	(1,188,639)	7.29
Exercised	(34,708)	1.82

Outstanding at June 30, 2010	5,300,258	$5.27	6.03	$—
Vested or expected to vest at June 30, 2010	5,197,610	$5.30	5.97	$—
Exercisable at June 30, 2010	3,285,385	$5.69	4.48	$—

As of June 30, 2010, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $4.2 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.6 years.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

Information concerning all nonvested shares of restricted stock and restricted stock unit awards for the six months ended June 30, 2010 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2009	965,000	$3.83
Awards granted	45,000	3.25
Awards forfeited	(218,750)	3.78
Awards released	(139,688)	4.03

Nonvested awards outstanding at June 30, 2010	651,562	$3.70

Total stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $1.2 million and $682,000, respectively and for the six months ended June 30, 2010 and 2009 was $2.3 million and $1.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2010 includes approximately $390,000 and $527,000, respectively, of accrued bonus to be paid in stock assuming performance targets for 2010 are achieved. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

6. Financing Transactions

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Credit facility	$34,945	$36,614
Bridge notes	—	39,752
Senior notes	50,627	49,301
Junior notes, net of detached preferred stock valuation	22,600	19,899
Notes payable	370	527
Capital lease obligations	476	576

Total debt	109,018	146,669
Less current portion	4,418	4,597

Long-term debt	$104,600	$142,072

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. Our long-term debt obligations are not traded and the fair values of these instruments approximate their carrying values as of June 30, 2010 and December 31, 2009.

Credit Facility

The Company has a credit facility with General Electric Capital Corporation (“GE”) which consists of a fully drawn $40.0 million term loan and a $10.0 million revolving credit facility, which is reduced by outstanding letters of credit. The term loan matures in quarterly graduating installments ranging from $1.0 million to $2.0 million, beginning on March 20, 2010 through maturity on December 7, 2014. During the six months ended June 30, 2010, three letters of credit totaling $428,000 were issued under the revolving credit facility. As of June 30, 2010, there were no outstanding borrowings under the revolving credit facility and $9.6 million was available to draw.

As described under Subsequent Events in Note 13, on August 6, 2010 the Company refinanced the credit facility with GE.

Bridge Notes

On April 21, 2010, the Company used $35.0 million of the net proceeds from the sale of common stock (described below) to repay a portion of the bridge notes with Sankaty Advisors, LLC and affiliates. On April 29, 2010, the Company repaid the remaining balance of $5.8 million under the bridge notes with proceeds from the over-allotment option of the common stock offering. In conjunction with the repayments, the Company recorded charges of $954,000 in the second quarter of 2010 related to fees and the write-off of unamortized debt issuance costs, discounts and an associated embedded derivative, which are reflected in other (expense) income, net in the accompanying statement of operations.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

Financing Document Amendments

On April 23, 2010, the Company entered into amendments to the credit facility, the bridge notes, the senior notes and the junior notes (the “Financing Documents”). The amendments provided the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants contained in the Financing Documents and increasing the amount which the Company is permitted to invest in strategic ventures. The amendments also contemplated the prepayment of the bridge notes described above. As of June 30, 2010, the Company was in compliance with all covenants, as amended.

Issuance of Preferred Stock

On March 12, 2010, the Company issued an additional $10.0 million of Series E Preferred Stock to Camden Partners Strategic Fund IV, L.P. and Camden Partners Strategic Fund IV-A, L.P. (together, “Camden”) at a purchase price of $1,000 per share on the same terms and conditions as the existing Series E Purchasers pursuant to the Series E Purchase Agreement among the Company and the original Series E Purchasers. In connection with this purchase, Camden also became a party to the Amended and Restated Investor Rights Agreement, dated December 7, 2009, with Camden, the existing Series E Purchasers and certain other parties pursuant to which the Company granted Camden demand registration rights, information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future identical to the rights granted to the existing Series E Purchasers upon the initial sale of Series E Preferred Stock on December 7, 2009. The net proceeds of this issuance ($9.5 million after deducting issuance costs and fees) have and will be used to fund contribution obligations under the Contribution Agreement with the National Labor College as described in Note 4, and for general working capital purposes.

Conversion of Series E to Series D Preferred Stock

On April 21, 2010, the Company shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock into 111,503 shares of Series D Convertible Preferred Stock. The conversion was mandatory, with the shares of Series E Preferred converting into shares of Series D Preferred at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share. The Series D Preferred Stock is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. Dividends on the Series D Preferred Stock will accrue and be cumulative at the rate of 8.0% per year, compounded annually until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

The excess of the carrying amount of the Series E Preferred Stock on April 21, 2010 ($112.6 million, exclusive of unamortized Preferred Stock issuance costs) over the conversion value of the Series D Preferred Stock ($111.5 million) was recognized in the second quarter of 2010 as earnings available to common shareholders in the accompanying statement of operations. The unamortized Preferred Stock issuance costs will continue to be accreted to additional paid-in capital through December 7, 2014.

Sale of Common Stock

On April 20, 2010, the Company sold 14.0 million shares of its common stock at a price to the public of $3.00 per share, and on April 28, 2010 sold an additional 2.1 million shares upon the underwriter’s exercise of its over-allotment option. The net proceeds of this issuance ($44.3 million after deducting underwriting discounts of $0.15 per share, commissions and other offering expenses) were used to repay the bridge notes, fund contribution obligations under the Contribution Agreement with the National Labor College as described in Note 4, and for general working capital purposes.

7. Income Taxes

The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

The Company complies with accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the Company’s evaluation, it has concluded that there are no additional significant uncertain tax positions requiring recognition in the Company’s financial statements. The tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010 are tax years ended December 31, 2006 and later.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

8. Segment Reporting

The Company operates in four reportable segments: Test Preparation Services, Supplemental Educational Services (“SES”), effective December 7, 2009, Penn Foster, and effective April 20, 2010, National Labor College (“NLC”) (see Note 4). These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. As discussed in Note 10, the Company intends to exit the SES business as of the end of the current (2009-2010) school year and therefore will not continue to report under this segment after the current year.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means operating income (loss) from continuing operations before depreciation and amortization, restructuring expense, acquisition expense, stock-based compensation expense and other non-cash income and expense items, plus other cash income (expense) items. The other non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment and a non-cash charge to cost of goods and services sold for the write-off of inventory in conjunction with the Company’s decision to exit the SES business. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-recurring, non-cash and non-core related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended June 30, 2010 (in thousands)
	Test Prep Services	SES	Penn Foster	NLC	Corporate	Total
Revenue	$26,591	$4,649	$24,948	$—	$—	$56,188

Operating expenses	23,235	5,799	24,689	613	7,869	62,205

Operating income (loss) from continuing operations	3,356	(1,150)	259	(613)	(7,869)	(6,017)
Depreciation and amortization	773	96	5,535	346	1,769	8,519
Restructuring	—	—	—	—	890	890
Acquisition expense	—	—	558	—	792	1,350
Stock based compensation	93	—	136	—	1,009	1,238
Acquisition related adjustment to revenue	—	—	269	—	—	269
Non-cash inventory write-off to cost of goods and services sold	—	942	—	—	—	942

Segment EBITDA	4,222	(112)	6,757	(267)	(3,409)	7,191

Total segment assets	138,243	2,869	215,668	20,402	17,500	394,682

Segment goodwill	$84,689	$—	$102,326	$—	$—	$187,015

	Three Months Ended June 30, 2009 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$25,220	$6,252	$—	$31,472

Operating expenses	23,024	6,603	3,639	33,266

Operating income (loss) from continuing operations	2,196	(351)	(3,639)	(1,794)
Depreciation and amortization	1,100	51	497	1,648
Restructuring	—	—	1,130	1,130
Stock based compensation	—	—	682	682
Other cash income (see reconciliation below)	60	—	169	229

Segment EBITDA	3,356	(300)	(1,161)	1,895

Total segment assets	139,874	5,908	18,593	164,375

Segment goodwill	$84,584	$—	$—	$84,584

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

	Six Months Ended June 30, 2010 (in thousands)
	Test Prep Services	SES	Penn Foster	NLC	Corporate	Total
Revenue	$53,348	$14,638	$51,387	$—	$—	$119,373

Operating expenses	46,947	13,169	55,119	613	17,623	133,471

Operating income (loss) from continuing operations	6,401	1,469	(3,732)	(613)	(17,623)	(14,098)
Depreciation and amortization	2,436	183	11,046	346	5,069	19,080
Restructuring	—	—	—	—	1,921	1,921
Acquisition expense	—	—	1,131	—	1,242	2,373
Stock based compensation	93	—	272	—	1,937	2,302
Acquisition related adjustment to revenue	—	—	686	—	—	686
Non-cash inventory write-off to cost of goods and services sold	—	942	—	—	—	942
Other cash expense (see reconciliation below)	—	—	—	—	(4)	(4)

Segment EBITDA	8,930	2,594	9,403	(267)	(7,458)	13,202

Total segment assets	138,243	2,869	215,668	20,402	17,500	394,682

Segment goodwill	$84,689	$—	$102,326	$—	$—	$187,015

	Six Months Ended June 30, 2009 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$52,583	$23,712	$—	$76,295

Operating expenses	46,874	17,976	10,789	75,639

Operating income (loss) from continuing operations	5,709	5,736	(10,789)	656
Depreciation and amortization	2,074	100	1,005	3,179
Restructuring	—	—	4,048	4,048
Stock based compensation	—	—	1,401	1,401
Other cash income (see reconciliation below)	63	—	191	254

Segment EBITDA	7,846	5,836	(4,144)	9,538

Total segment assets	139,874	5,908	18,593	164,375

Segment goodwill	$84,584	$—	$—	$84,584

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

Reconciliation of other (expense) income, net to other cash income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other (expense) income, net	(497)	229	(217)	254
Loss from extinguishment of bridge notes	954	—	954	—
Gain from change in fair value of derivatives	(402)	—	(695)	—
Other non-cash income	(55)	—	(46)	—

Other cash income (expense)	—	229	(4)	254

9. Earnings (Loss) Per Share

Earnings (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Series D Preferred Stock a participating security because it includes rights to participate in dividends with the common stock on a one for one basis, with the holders of Series D Preferred Stock deemed to have common stock equivalent shares based on a conversion price of $4.75. In applying the two-class method, earnings are allocated to both common stock shares and Series D Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Series D Preferred Stock shares.

Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator for earnings (loss) per share:
(Loss) income from continuing operations	$(13,186)	$(1,584)	$(28,775)	$276
Earnings to common shareholders from conversion of Series E to Series D preferred stock	1,128	—	1,128	—
Dividends and accretion on preferred stock	(2,452)	(1,208)	(5,255)	(2,415)

Loss from continuing operations attributed to common stockholders	(14,510)	(2,792)	(32,902)	(2,139)
(Loss) income from discontinued operations	(89)	(222)	(1,114)	656

Loss attributed to common stockholders	$(14,599)	$(3,014)	$(34,016)	$(1,483)

Denominator for basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	47,822	33,719	40,836	33,730

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.30)	$(0.08)	$(0.81)	$(0.06)
(Loss) income from discontinued operations	—	(0.01)	(0.03)	0.02

Loss attributed to common shareholders	$(0.31)	$(0.09)	$(0.83)	$(0.04)

The following were excluded from the computation of diluted earnings (loss) per common share because of their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares of common stock issuable upon exercise of stock options	5,475	6,087	5,875	6,138
Weighted average shares of common stock issuable upon conversion of convertible preferred stock	18,141	11,115	7,003	11,036

	23,616	17,202	12,878	17,174

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

10. Restructuring

2009 Initiative

Following the Company’s acquisition of Penn Foster on December 7, 2009, the Company announced and commenced a restructuring initiative that involves the consolidation of the Company’s real estate portfolio and certain operations, the reorganization of its management structure and the elimination of certain duplicative assets and functions. During the first quarter of 2010, the Company notified certain employees that duplicative call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, would be migrated to the Penn Foster headquarters in Scranton, Pennsylvania over the next several months. As a result, the Company incurred restructuring charges of $170,000 related to employee severance and termination benefits during the six months ended June 30, 2010.

In addition, by March 31, 2010 the Company closed and ceased use of two-thirds of its administrative office in New York City and recorded a liability based on the estimated fair value of the remaining contractual lease rentals associated with the closed space, reduced by estimated sublease rentals, which the Company is actively seeking. The Company also incurred other restructuring charges associated with the shut down of the New York City office. As a result, during the six months ended June 30, 2010 the Company recorded a restructuring charge of $1.1 million, which includes a credit resulting from the elimination of a deferred rent liability of $456,000 associated with straight-line lease accounting on the same property. The following table sets forth accrual activity relating to this restructuring initiative for the six months ended June 30, 2010:

	Severance and Termination Benefits	Lease Termination Costs	Other Exit Costs	Total
	(in thousands)
Accrued restructuring balance at December 31, 2009	$2,331	$—	$—	$2,331
Restructuring provision in 2010	170	800	293	1,263
Redesignation of deferred rent liability	—	456	—	456
Cash paid	(1,750)	(212)	(203)	(2,165)

Accrued restructuring balance at June 30, 2010	$751	$1,044	$90	$1,885

The Company expects to incur additional restructuring charges in 2010 related to the elimination of additional duplicative assets and functions as Penn Foster and the existing business structure are further integrated. In addition, the Company expects to record additional restructuring charges related to the New York City office lease if it is unsuccessful in procuring a sublease on the property and when the Company ceases occupying the remaining space at the facility. The Company expects to pay all severance and termination benefits by the end of 2010. The lease for the New York City office expires in December 2014 and therefore, the Company expects to make related payments through 2014. Of the total lease termination restructuring liability that exists as of June 30, 2010, $502,000 is classified in other long-term liabilities in the accompanying consolidated balance sheet. The remaining balance of accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheet.

2010 SES Initiative

On May 18, 2010, the Company announced its intention to exit the SES business as of the end of the current (2009-2010) school year. After completing any programs it is offering in the current school year, the Company will close certain offices and terminate employees associated with the SES business. All SES employees were notified of their termination and as a result, the Company incurred restructuring charges of $658,000 related to employee severance and termination benefits during the second quarter of 2010. This charge includes a non-cash credit of $50,000 relating to a negotiated settlement of the Company’s minimum earn-out obligation from the 2007 acquisition of a western Massachusetts franchise. The seller of the western Massachusetts franchise was an SES employee and this settlement was included as a part of the employee’s severance agreement. The adjusted minimum earn-out obligation of $450,000, which is not included in the accrued restructuring balance below, is classified within accrued expenses in the accompanying consolidated balance sheet as of June 30, 2010 and was paid in the third quarter of 2010.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

The following table sets forth accrual activity relating to this restructuring initiative for the six months ended June 30, 2010:

Severance and Termination Benefits
(in thousands)
Restructuring provision in 2010	$658
Non-cash credits	50
Cash paid	(14)

Accrued restructuring balance at June 30, 2010	$694

The Company also recorded non-cash charges of $942,000 relating to the write-off of SES inventory that is not expected to be used or sold during the remainder of the 2009-2010 school year. This charge is included in costs of goods and services sold in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010. The Company expects to incur additional restructuring charges in 2010 related to remaining severance and termination benefits and lease terminations and other shut down costs associated with the closure of the SES offices, including the remaining space of the New York City office described above, which is being used by the SES division. The Company expects to pay all severance and termination benefits by the end of the second quarter of 2011.

11. Fair Value Disclosure

In accordance with the provisions of fair value accounting, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$7,099			$2,411
Certificates of deposit	533			726
Liabilities:
Embedded financial derivatives			$769			$1,518

Activity related to our embedded financial derivatives for the period was as follows (in thousands):

Balance at beginning of period	$1,518
Gain realized from extinguishment of bridge notes	(54)
Gain realized from change in fair value	(695)

Balance at end of period	$769

Money market funds and certificates of deposit, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s bridge notes, senior notes and junior notes are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The change in fair value of the embedded derivatives, including the write off of the embedded derivative associated with the bridge notes that were repaid in April 2010, was $456,000 and $749,000 for the three and six months ended June 30, 2010, respectively, and was recorded as a gain in other (expense) income, net in the accompanying statement of operations.

12. Commitments and Contingencies

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings.

The owner of Penn Foster prior to the seller (the “Previous Owner”) filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the seller, the seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company was to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of June 30, 2010.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

13. Subsequent Events

On August 6, 2010, the Company refinanced its existing $50.0 million credit facility with General Electric Capital Corporation (“GE”) by entering into an amended and restated credit agreement with GE and a syndicate of banks pursuant to which the lenders agreed to provide us with senior secured credit facilities consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility. The senior credit facilities provide more attractive interest rates and greater flexibility with respect to financial maintenance covenants than those under our existing credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review is a leading provider of classroom-based and online education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today, based on our experience in the test preparation industry, we believe that we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), one of the oldest and largest online education companies in the United States. On April 20, 2010, we entered into a strategic relationship with the National Labor College (“NLC”) and a newly formed subsidiary, NLC-TPR Services, LLC (“Services LLC”) owned 49% by the Company and 51% by NLC to support the development and launch of new programs. Under variable interest entity accounting guidance, we are required to consolidate the financial results of Services LLC and have designated it as our National Labor College (“NLC”) segment.

The Company currently operates through our Test Preparation Services, Supplemental Educational Services (“SES”), Penn Foster and NLC divisions. As discussed in Note 10 to the accompanying consolidated financial statements, the Company intends to exit the SES business as of the end of the current (2009-2010) school year and therefore will not continue to report under this segment after the current year.

Test Preparation Services Division

The Test Preparation Services division derives the majority of its revenue from classroom-based and Princeton Review online test preparation courses and tutoring services. This division also receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review. The Test Preparation Services division accounted for 45% of our overall revenue in the six months ended June 30, 2010.

Supplemental Educational Services Division

The Supplemental Educational Services (“SES”) division provides state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country which receive funding under the No Child Left Behind Act of 2001 (“NCLB”). In the 2009-2010 school year we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as generally later program start dates and greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there is increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. On May 18, 2010, we announced our intention to exit the SES business as of the end of the current (2009-2010) school year. After completing any programs it is offering in the current school year, we will close certain offices and terminate employees associated with the SES business.

Penn Foster Division

The Penn Foster division offers academic programs through three primary educational institutions – Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. Most course materials are mailed to students and are available online (except third-party textbooks). Students are given access to a homepage from which they can access online study guides, view financial and academic records, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

National Labor College Division

The National Labor College (“NLC”) division provides various services to NLC to support the development and launch of new programs, including bachelor degree completion and certificate programs to the AFL-CIO’s 11.5 million members and the working adults in their families. The services provided include a broad range of marketing and enrollment support, technical support for development of on-line courses, technical support for faculty and students, and student billing and related services.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Revenue:
Test Preparation Services	$26,591	$25,220	$1,371	5%
SES Services	4,649	6,252	(1,603)	(26)%
Penn Foster	24,948	—	24,948	100%
NLC	—	—	—	—

Total revenue	56,188	31,472	24,716	79%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	21,907	13,685	8,222	60%
Selling, general and administrative	29,539	16,803	12,736	76%
Depreciation and amortization	8,519	1,648	6,871	417%
Restructuring	890	1,130	(240)	(21)%
Acquisition expenses	1,350	—	1,350	100%

Total operating expenses	62,205	33,266	28,939	87%
Operating loss from continuing operations	(6,017)	(1,794)	(4,223)	235%
Interest expense	(5,136)	(216)	(4,920)	2,278%
Interest income	14	18	(4)	(22)%
Other (expense) income, net	(497)	229	(726)	(317)%
(Provision) benefit for income taxes	(1,550)	179	(1,729)	(966)%

Loss from continuing operations	$(13,186)	$(1,584)	$(11,602)	732%

Revenue

For the three months ended June 30, 2010, total revenue increased by $24.7 million, or 79%, to $56.2 million from $31.5 million in the three months ended June 30, 2009.

Test Preparation Services revenue increased by $1.4 million, or 5%, to $26.6 million from $25.2 million in the three months ended June 30, 2009. Approximately $1.5 million of the increase was due to new institutional contracts, and we expect institutional revenue will continue to increase through the remainder of 2010 as additional Federal funding becomes available to schools, school districts and post-secondary institutions. In addition, on-line revenues increased by approximately $417,000 as we continue to offer more on-line courses. These increases were partially offset by a decrease in classroom-based course revenue as a higher percentage of our increased enrollments were in lower priced services. We expect these pricing and enrollment trends to continue through the remainder of 2010.

SES Services revenues decreased by $1.6 million, or 26%, to $4.6 million from $6.3 million in the three months ended June 30, 2009. This decrease is primarily attributed to declining enrollments due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that have developed and offered internally developed SES programs. We do not expect to generate any SES Services revenue beyond this quarter as we are exiting the SES business as of the end of the current (2009-2010) school year.

Penn Foster revenues of $24.9 million primarily represent tuition sales from individual students enrolled and completing exams in Penn Foster’s on-line Career School, College and High School educational institutions. Slightly lower enrollments during the period are being offset by marketing efforts that are shifting enrollment focus to a more committed student base, resulting in higher revenues per enrollment. In addition, effective pricing and favorable retention initiatives implemented during 2009 had a positive impact on second quarter revenues.

Cost of Revenue

For the three months ended June 30, 2010, total cost of revenue increased by $8.2 million, or 60%, to $21.9 million from $13.7 million in the three months ended June 30, 2009.

Test Preparation Services cost of revenue increased by $757,000, or 8%, to $10.8 million from $10.0 million in the three months ended June 30, 2009 due primarily to increased teacher pay, classroom site rent costs and course content costs. Gross margin during the period for the Test Preparation Services division decreased from 60% to 59%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed.

SES Services cost of revenue decreased by $422,000, or 12%, to $3.2 million from $3.7 million in the three months ended June 30, 2009 as a result of the decreased student enrollments. This decrease was partially offset by a $942,000 non-cash inventory write-off associated with our decision to exit the SES business as of the end of the current (2009-2010) school year. Gross margin during the period for the SES Services division decreased from 41% to 30%, primarily as a result of the non-cash inventory write-off.

Penn Foster cost of goods and services sold of $7.9 million primarily represents course materials and education, distribution and customer service costs associated with the revenue generated. Gross margin during the period for the Penn Foster division was 68%.

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, selling, general and administrative expenses increased by $12.7 million, or 76%, to $29.5 million from $16.8 million in the three months ended June 30, 2009.

Test Preparation Services selling, general and administrative expenses decreased by $219,000, or 2%, to $11.7 million from $11.9 million in the three months ended June 30, 2009. This decrease is primarily due to increased efforts to reduce expenses, including advertising, facility expenses and bad debt.

SES Services selling, general and administrative expenses decreased by $427,000, or 15%, to $2.5 million from $2.9 million in the three months ended June 30, 2009 due primarily to lower compensation expense and cost reductions as a result of the decline in revenue. We are exiting the SES business as of the end of the current (2009-2010) school year and do not expect to incur significant selling, general and administrative expenses beyond the third quarter, when all SES operations will cease.

Penn Foster selling, general and administrative expenses of $10.7 million primarily represent advertising, promotional, marketing and administrative costs for the period.

NLC selling, general and administrative expenses of $267,000 primarily represent personnel costs associated with the logistical setup and development of this new division.

Corporate selling, general and administrative expenses increased by $2.4 million, or 120%, to $4.4 million from $2.0 million in the three months ended June 30, 2009, due primarily to $797,000 of expenses associated with new strategic ventures, $1.6 million in increased compensation expense and professional service fees.

Depreciation and Amortization

For the three months ended June 30, 2010, depreciation and amortization expense increased by $6.9 million to $8.5 million from $1.6 million in the three months ended June 30, 2009. The increase is primarily the result of $5.5 million of new depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with approximately $1.8 million of accelerated depreciation and amortization charges associated with actions taken to exit the SES business and to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. We also recorded $346,000 of amortization expense for the three months ended June 30, 2010 relating to a license acquired in conjunction with the NLC strategic venture. These increases were partially offset by reductions due to assets reaching the end of their depreciable lives.

Restructuring

Restructuring charges decreased by $240,000, or 21%, to $890,000 from $1.1 million in the three months ended June 30, 2009. The restructuring charges for the three months ended June 30, 2010 primarily include employee severance and termination benefits associated with our decision to exit the SES business as of the end of the current (2009-2010) school year. The Company expects to incur additional restructuring charges in 2010 related to remaining severance and termination benefits and lease terminations and other shut down costs associated with the closure of the SES offices, and related to the elimination of additional duplicative assets and functions as Penn Foster and our existing business structure are further integrated.

The restructuring charges for the three months ended June 30, 2009 relate to outsourcing our information technology operations, transferring the majority of remaining corporate functions located in New York City to offices located in Framingham, Massachusetts and simplifying management’s structure following the sale of the K-12 Services division.

Acquisition expenses

Acquisition expenses for the three months ended June 30, 2010 of $1.4 million consist primarily of integration costs associated with combining our legacy systems and operations with Penn Foster.

Interest expense

For the three months ended June 30, 2010, interest expense increased by $4.9 million, to $5.1 million from $216,000 in the three months ended June 30, 2009, primarily as a result of the financings undertaken to finance the acquisition of Penn Foster on December 7, 2009. In April 2010, we repaid our bridge notes in full with proceeds from a public stock offering and as a result, expect to save approximately $1.6 million in quarterly interest charges.

Other (expense) income, net

Other (expense) income, net for the three months ended June 30, 2010 consists of a charge of $954,000 related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes, offset by $402,000 of income recognized from the change in fair value of our embedded derivatives.

Other income, net for the three months ended June 30, 2009 primarily consists of additional proceeds received from the sale of stock in a private investment that occurred in September 2008 and a settlement payment received in conjunction with the termination of one of our international franchises.

Provision for Income Taxes

The provision for income taxes increased by $1.7 million to $1.6 million, from a benefit of $179,000 in the three months ended June 30, 2009. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Comparison of Six Months Ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Revenue:
Test Preparation Services	$53,348	$52,583	$765	1%
SES Services	14,638	23,712	(9,074)	(38)%
Penn Foster	51,387	—	51,387	100%
NLC	—	—	—	—

Total revenue	119,373	76,295	43,078	56%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	44,421	31,044	13,377	43%
Selling, general and administrative	65,676	37,368	28,308	76%
Depreciation and amortization	19,080	3,179	15,901	500%
Restructuring	1,921	4,048	(2,127)	(53)%
Acquisition expenses	2,373	—	2,373	100%

Total operating expenses	133,471	75,639	57,832	76%
Operating (loss) income from continuing operations	(14,098)	656	(14,754)	(2,249)%
Interest expense	(11,738)	(545)	(11,193)	2,054%
Interest income	14	32	(18)	(56)%
Other (expense) income, net	(217)	254	(471)	(185)%
Provision for income taxes	(2,736)	(121)	(2,615)	2,161%

(Loss) income from continuing operations	$(28,775)	$276	$(29,051)	(10,526)%

Revenue

For the six months ended June 30, 2010, total revenue increased by $43.1 million, or 56%, to $119.4 million from $76.3 million in the six months ended June 30, 2009.

Test Preparation Services revenue increased by $765,000, or 1%, to $53.3 million from $52.6 million in the six months ended June 30, 2009. Approximately $1.0 million of the increase was due to new licensing and institutional contracts, and we expect institutional revenue will continue to increase through the remainder of 2010 as additional Federal funding becomes available to schools, school districts and post-secondary institutions. In addition, on-line revenues increased by approximately $554,000 as we continue to offer more on-line courses. These increases were partially offset by a decrease in classroom-based course revenue as a higher percentage of our increased enrollments were in lower priced services. We expect these pricing and enrollment trends to continue through the remainder of 2010.

SES Services revenues decreased by $9.1 million, or 38%, to $14.6 million from $23.7 million in the six months ended June 30, 2009. This decrease is primarily attributed to declining enrollments due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that have developed and offered internally developed SES programs. We do not expect to generate any SES Services revenue beyond this quarter as we are exiting the SES business as of the end of the current (2009-2010) school year.

Penn Foster revenues of $51.4 million primarily represent tuition sales from individual students enrolled and completing exams in Penn Foster’s on-line Career School, College and High School educational institutions. Slightly lower enrollments during the period are being offset by marketing efforts that are shifting enrollment focus to a more committed student base, resulting in higher revenues per enrollment. In addition, effective pricing and favorable retention initiatives implemented during 2009 had a positive impact on first and second quarter revenues.

Cost of Revenue

For the six months ended June 30, 2010, total cost of revenue increased by $13.4 million, or 43%, to $44.4 million from $31.0 million in the six months ended June 30, 2009.

Test Preparation Services cost of revenue increased by $1.3 million, or 7%, to $20.8 million from $19.5 million in the six months ended June 30, 2009 due primarily to increased teacher pay, classroom site rent costs and course material and content costs. Gross margin during the period for the Test Preparation Services division decreased from 63% to 61%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session are relatively fixed.

SES Services cost of revenue decreased by $4.1 million, or 35%, to $7.5 million from $11.6 million in the six months ended June 30, 2009 as a result of the decreased student enrollments. This decrease was partially offset by a $942,000 non-cash inventory write-off associated with our decision to exit the SES business as of the end of the current (2009-2010) school year. Gross margin during the period for the SES Services division decreased slightly from 51% to 49%, primarily as a result of the non-cash inventory write-off.

Penn Foster cost of goods and services sold of $16.2 million primarily represents course materials and education, distribution and customer service costs associated with the revenue generated. Gross margin during the period for the Penn Foster division was 69%.

Selling, General and Administrative Expenses

For the six months ended June 30, 2010, selling, general and administrative expenses increased by $28.3 million, or 76%, to $65.7 million from $37.4 million in the six months ended June 30, 2009.

Test Preparation Services selling, general and administrative expenses decreased by $1.6 million, or 6%, to $23.8 million from $25.3 million in the six months ended June 30, 2009. This decrease is primarily due to increased efforts to reduce expenses, including advertising, professional fees, facility expenses and compensation.

SES Services selling, general and administrative expenses decreased by $817,000, or 13%, to $5.5 million from $6.3 million in the six months ended June 30, 2009 due primarily to lower compensation expense and cost reductions as a result of the decline in revenue. We are exiting the SES business as of the end of the current (2009-2010) school year and do not expect to incur significant selling, general and administrative expenses beyond the third quarter, when all SES operations will cease.

Penn Foster selling, general and administrative expenses of $26.8 million primarily represent advertising, promotional, marketing and administrative costs for the period.

NLC selling, general and administrative expenses of $267,000 primarily represent personnel costs associated with the logistical setup and development of this new division.

Corporate selling, general and administrative expenses increased by $3.7 million, or 64%, to $9.4 million from $5.7 million in the six months ended June 30, 2009, due primarily to $1.8 million of expenses associated with new strategic ventures and $1.9 million in increased compensation expense and increased professional service fees attributed to our outsourced information technology function.

Depreciation and Amortization

For the six months ended June 30, 2010, depreciation and amortization expense increased by $15.9 million to $19.1 million from $3.2 million in the six months ended June 30, 2009. The increase is primarily the result of $11.0 million of new depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with $4.3 million of accelerated depreciation and amortization charges associated with actions taken to exit the SES business, to close our administrative office in New York City and to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. In addition, we changed the estimated useful lives for certain legacy fixed assets under a revised depreciation policy developed to standardize and conform legacy and Penn Foster depreciation methods and lives, resulting in additional depreciation and amortization of $1.1 million. We also recorded $346,000 of amortization expense for the three months ended June 30, 2010 relating to a license acquired in conjunction with the NLC strategic venture. These increases were partially offset by reductions due to assets reaching the end of their depreciable lives.

Restructuring

For the six months ended June 30, 2010, restructuring charges decreased by $2.1 million, or 53%, to $1.9 million from $4.0 million in the six months ended June 30, 2009. The restructuring charges for the six months ended June 30, 2010 include severance and termination benefits related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania and lease termination charges associated with the closure of two-thirds of our administrative office in New York City. The charges also include employee severance and termination benefits associated with our decision to exit the SES business as of the end of the current (2009-2010) school year. The Company expects to incur additional restructuring charges in 2010 related to remaining severance and termination benefits and lease terminations and other shut down costs associated with the closure of the SES offices, and related to the elimination of additional duplicative assets and functions as Penn Foster and our existing business structure are further integrated.

The restructuring charges for the six months ended June 30, 2009 relate to outsourcing our information technology operations, transferring the majority of remaining corporate functions located in New York City to offices located in Framingham, Massachusetts and simplifying management’s structure following the sale of the K-12 Services division.

Acquisition expenses

Acquisition expenses for the six months ended June 30, 2010 of $2.4 million consist primarily of accounting and advisory fees associated with the acquisition and audit of Penn Foster and integration costs associated with combining our legacy systems and operations with Penn Foster.

Interest expense

For the six months ended June 30, 2010, interest expense increased by $11.2 million, to $11.7 million from $545,000 in the six months ended June 30, 2009, primarily as a result of the financings undertaken to fund the Penn Foster acquisition on December 7, 2009. In April 2010, we repaid our bridge notes in full with proceeds from a public stock offering and as a result, expect to save approximately $1.6 million in quarterly interest charges.

Other (expense) income, net

Other (expense) income, net for the six months ended June 30, 2010 primarily consists of a charge of $954,000 related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes, offset by $695,000 of income recognized from the change in fair value of our embedded derivatives.

Other income, net for the six months ended June 30, 2009 primarily consists of additional proceeds received in 2009 from the sale of stock that we acquired in a private investment in September 2008, and a settlement payment received in conjunction with the termination of one of our international franchises.

Provision for Income Taxes

The provision for income taxes increased by $2.6 million to $2.7 million, from $121,000 in the six months ended June 30, 2009. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity during the six months ended June 30, 2010 were cash and cash equivalents on hand, cash flow generated from operations and net proceeds from the issuance of common stock and additional Series E preferred stock. Our primary uses of cash during the six months ended June 30, 2010 were capital expenditures, investments in a strategic venture, repayment of our bridge notes and scheduled repayments of our term loan credit facility. At June 30, 2010 we had $12.1 million of cash and cash equivalents and $9.6 million of unused borrowing capacity available under our credit agreement. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. In April 2010, we sold 16.1 million shares of common stock through this shelf registration process for a public offering price of $48.3 million (before underwriting discounts, commissions and expenses) and received $44.3 million of net proceeds which were used to repay the bridge notes, invest in a strategic venture and for general working capital purposes.

We expect our principal sources of funding for operating expenses, capital expenditures, investments in strategic ventures and debt service obligations during the next twelve months to be our current cash and cash equivalents, cash generated from operations and borrowings under our credit facility. On August 6, 2010, we refinanced our $50.0 million credit facility with General Electric Capital Corporation (“GE”) by entering into a $72.5 million credit facility with GE and a syndicate of banks. The new credit facility provides for more attractive interest rates and greater flexibility with respect to financial maintenance covenants. As was the case with our original credit facility with GE, our new debt financing agreements contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. We were in compliance with all covenants under our amended debt agreements as of June 30, 2010. We believe the above sources of funding will be sufficient to fund our operations, capital expenditures, investments in strategic ventures and debt service obligations for the next twelve months and beyond. However, our ability to generate sufficient operating income and positive cash flows to fund our operations and obligations and to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cash flows provided by operating activities from continuing operations for the six months ended June 30, 2010 were $6.0 million as compared to $9.1 million for the six months ended June 30, 2009. The decrease was primarily due to cash interest payments under our term loan credit facility and the bridge and senior subordinated notes totaling $7.3 million, partially offset by cash generated from Penn Foster’s operations.

Cash flows used for investing activities from continuing operations during the six months ended June 30, 2010 were $13.2 million as compared to $4.1 million used during the comparable period in 2009. The increase was primarily due to a $4.6 million increase in capital expenditures including the development of internal use software, a $497,000 settlement payment relating to the Penn Foster post-closing working capital adjustment and $4.0 million in contributions made under the contribution agreement with NLC to acquire a license to use NLC and AFL-CIO trademarks and membership lists. Under the contribution agreement, we expect to fund an additional $6.8 for this license throughout the remainder of 2010 upon NLC obtaining specified regulatory approvals, maintaining its education regulatory status and meeting certain other conditions.

Cash flows provided by financing activities from continuing operations for the six months ended June 30, 2010 were $9.9 million as compared to $10.9 million used for financing activities for the six months ended June 30, 2009. Cash provided by financing activities in 2010 primarily consisted of $44.3 million in net proceeds from the issuance of 16.1 million shares of common stock in April 2010 and $9.5 million in net proceeds from the issuance of Series E Preferred Stock in March 2010, offset by the $40.8 million repayment of the bridge notes in April 2010, $2.0 million in scheduled principal payments under our term loan credit facility and $1.0 million of cash paid for debt issuance costs. Cash used for financing activities in 2009 primarily consisted of $10.7 million in repayments of our former credit facility term loan, $9.5 million of which represented a required non-recurring installment payment from the cash proceeds of the K-12 Services division sale. In addition, during the second quarter of 2009 we borrowed $4.5 million under our former revolving line of credit for short term working capital purposes which was repaid during the same period.

Cash flows used for discontinued operations for the six months ended June 30, 2010 were $588,000 as compared to $6.2 million provided by discontinued operations for the six months ended June 30, 2009. Cash flows for the six months ended June 30, 2009 included $7.8 million of net cash proceeds from the sale of the K-12 Services division.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flow because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter. SES revenue was typically concentrated in the fourth and first quarters to more closely reflect the after school programs’ greatest activity during the school year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk as a result of the outstanding debt under our credit facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At June 30, 2010 our total outstanding term loan balance under the credit facilities exposed to variable interest rates was $38.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $304,000. We do not carry any other variable interest rate debt.

Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our total revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.	Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and interim principal financial and accounting officer (“Interim CFO”).

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

Conclusions

As a result of this evaluation, our CEO and Interim CFO concluded that the Company’s Disclosure Controls were effective as of June 30, 2010. The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Penn Foster which was acquired by the Company in a purchase business combination on December 7, 2009.

Changes in Internal Control over Financial Reporting

The Company expects the Penn Foster acquisition will have a material effect on the Company’s internal controls over financial reporting. Although management believes appropriate internal controls and procedures have been maintained, Penn Foster’s controls and procedures for recording, processing and summarizing of financial information have not been fully evaluated by the Company’s management as of June 30, 2010. The Company has engaged an independent, third party consulting firm to assist in the evaluation of internal controls of Penn Foster, and expects to complete its assessment of and conclusion on the effectiveness of Penn Foster’s internal controls by the end of the fourth quarter of 2010.

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

Our transaction with the National Labor College may not realize all of its intended benefits.

On April 20, 2010, we entered into a contribution agreement with the National Labor College (“NLC”) and a newly formed subsidiary (“Services LLC”) owned 49% by the Company and 51% by NLC to support the development and launch of new programs (the “Strategic Venture”). The services to be provided include a broad range of marketing and enrollment support, technical support for development of on-line courses, technical support for faculty and students, and student billing and related services. Under the terms of the contribution agreement, we are required to make capital contributions to Services LLC in the aggregate amount of $20.8 million. As of June 30, 2010, we have made $4.0 million in capital contributions to Services LLC. In addition to the capital contributions, we are required to make certain working capital contributions and loans to Services LLC that will not exceed, in the aggregate, $14.3 million. As of June 30, 2010, we have made $100,000 in working capital contributions to Services LLC.

These contributions will increase operating expenses before we begin to recognize revenue from the Strategic Venture. Our planned expenditures for the Strategic Venture are based in part on expectations regarding future revenue and profitability of the Strategic Venture. Accordingly, unexpected revenue shortfalls of the Strategic Venture may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. As a result, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Contribution Agreement dated as of April 20, 2010 by and among The National Labor College, The Princeton Review, Inc. and NLC-TPR Services, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 21, 2010).

10.2	First Amendment to Credit Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.3	Second Amendment to Bridge Note Purchase Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., Sankaty Advisors, LLC as Collateral Agent, the guarantors party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.4	First Amendment to Senior Subordinated Note Purchase Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., the guarantors party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.5	First Amendment to Securities Purchase Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., the guarantors party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ MICHAEL A. ROSSI
Michael A. Rossi
Vice President, Corporate Controller
(Duly Authorized Officer and Interim Principal Financial and Accounting Officer)

August 6, 2010

Exhibit Index

Exhibit Number	Description

10.1	Contribution Agreement dated as of April 20, 2010 by and among The National Labor College, The Princeton Review, Inc. and NLC-TPR Services, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 21, 2010).

10.2	First Amendment to Credit Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.3	Second Amendment to Bridge Note Purchase Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., Sankaty Advisors, LLC as Collateral Agent, the guarantors party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.4	First Amendment to Senior Subordinated Note Purchase Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., the guarantors party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.5	First Amendment to Securities Purchase Agreement, entered into as of April 23, 2010, by and among The Princeton Review, Inc., the guarantors party thereto and the purchasers party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.