Form 10-Q
period 2010-09-30
PRINCETON REVIEW INC
filed 2010-11-09
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The registrant had 53,478,561 shares of $0.01 par value common stock outstanding at October 29, 2010

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$28,838	$10,075
Restricted cash	441	626
Accounts receivable, net of allowance of $885 and $769, respectively	10,300	13,933
Other receivables, including $280 and $760, respectively, from related parties	1,984	6,721
Inventory	6,544	7,997
Prepaid expenses and other current assets	3,530	5,883
Deferred tax assets	12,929	12,920

Total current assets	64,566	58,155

Property, equipment and software development, net	36,613	33,310
Goodwill	187,015	186,518
Other intangibles, net	109,458	104,961
Other assets	6,531	6,863

Total assets	$404,183	$389,807

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,437	$5,962
Accrued expenses	24,492	23,047
Deferred acquisition payments	10,750	—
Current maturities of long-term debt	6,301	4,597
Deferred revenue	30,187	32,887

Total current liabilities	76,167	66,493

Deferred rent	1,315	1,606
Long-term debt	123,730	142,072
Long-term portion of deferred acquisition payments	5,000	—
Other liabilities	4,685	5,552
Deferred tax liability	32,331	31,499

Total liabilities	243,228	247,222

Series E Preferred Stock, $0.01 par value; 108,275 shares authorized; no shares and 98,275 shares issued and outstanding, respectively	—	97,326

Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares and no shares issued and outstanding, respectively	113,264	—

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,532,978 and 33,727,272 shares issued, and 53,478,561 and 33,727,272 shares outstanding, respectively	535	337
Additional paid-in capital	215,785	174,935
Accumulated deficit	(168,288)	(129,625)
Accumulated other comprehensive loss	(184)	(388)
Treasury stock (54,417 shares at cost)	(157)	—

Total stockholders’ equity	47,691	45,259

Total liabilities and stockholders’ equity	$404,183	$389,807

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Test Preparation Services	$30,675	$34,090	$84,023	$86,673
SES	38	235	14,676	23,947
Penn Foster	23,357	—	74,744	—
Career Education Partnerships	343	—	343	—

Total revenue	54,413	34,325	173,786	110,620

Operating expenses
Costs of goods and services sold (exclusive of items below)	18,298	11,723	62,719	42,767
Selling, general and administrative	27,583	18,884	93,259	56,252
Depreciation and amortization	8,723	1,634	27,803	4,813
Restructuring	2,082	1,131	4,003	5,179
Acquisition expenses	1,311	285	3,684	285

Total operating expenses	57,997	33,657	191,468	109,296

Operating (loss) income from continuing operations	(3,584)	668	(17,682)	1,324
Interest expense	(4,940)	(136)	(16,678)	(681)
Interest income	9	2	23	34
Other (expense) income, net	(175)	1	(392)	255

(Loss) income from continuing operations before income taxes	(8,690)	535	(34,729)	932
Provision for income taxes	(50)	(391)	(2,786)	(512)

(Loss) income from continuing operations	(8,740)	144	(37,515)	420

Discontinued operations
Loss from discontinued operations	(34)	(405)	(1,148)	(711)
Gain from disposal of discontinued operations	—	—	—	913
Benefit for income taxes from discontinued operations	—	29	—	78

(Loss) income from discontinued operations	(34)	(376)	(1,148)	280

Net (loss) income	(8,774)	(232)	(38,663)	700

Earnings to common shareholders from conversion of Series E to Series D preferred stock	—	—	1,128	—

Dividends and accretion on preferred stock	(2,303)	(1,252)	(7,558)	(3,667)

Loss attributed to common stockholders	$(11,077)	$(1,484)	$(45,093)	$(2,967)

Earnings (loss) per share
Basic and diluted:
Loss from continuing operations	$(0.21)	$(0.03)	$(0.98)	$(0.10)
(Loss) income from discontinued operations	—	(0.01)	(0.03)	0.01

Loss attributed to common stockholders	$(0.21)	$(0.04)	$(1.01)	$(0.09)

Weighted average shares used in computing earnings (loss) per share
Basic and diluted:	52,120	33,725	44,639	33,728

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Nine months ended September 30, 2010 Stockholders ’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2009	33,727	$337	—	$—	$174,935	$(129,625)	$(388)	$45,259

Exercise of stock options	35	1			63			64
Vesting of restricted stock and restricted stock units	185	1	(54)	(157)	—			(156)
Stock-based compensation					3,074			3,074
Dividends and accretion of issuance costs on Series E Preferred Stock					(3,535)			(3,535)
Conversion of Series E to Series D Preferred Stock					1,128			1,128
Dividends and accretion of issuance costs on Series D Preferred Stock					(4,023)			(4,023)
Shares issued in conjunction with acquisition (Note 3)	3,486	35			9,908			9,943
Adjustment to value of acquisition shares issued in 2008 (Note 3)					(9,943)			(9,943)
Issuance of common stock	16,100	161			44,178			44,339
Comprehensive loss:
Net loss						(38,663)		(38,663)
Change in unrealized foreign currency gain (loss)							204	204

Comprehensive loss								(38,459)

Balance at September 30, 2010	53,533	$535	(54)	$(157)	$215,785	$(168,288)	$(184)	$47,691

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows provided by continuing operating activities:
Net (loss) income	$(38,663)	$700
Less: (Loss) income from discontinued operations	(1,148)	280

(Loss) income from continuing operations	(37,515)	420
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,928	1,618
Amortization	22,875	3,195
Deferred income taxes	833	834
Stock based compensation	3,074	2,153
Non-cash interest	7,470	162
Loss from retirement of debt	941	—
Other	722	(213)
Net change in operating assets and liabilities:
Accounts receivable	7,892	8,087
Inventory	511	(150)
Prepaid expenses and other assets	2,347	(5)
Accounts payable and accrued expenses	(2,095)	(1,055)
Deferred revenue	(2,700)	(1,657)

Net cash provided by operating activities	9,283	13,389

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(2,922)	(849)
Expenditures for software and content development	(9,369)	(5,953)
Acquisition of NLC license	(5,000)	—
Contingent consideration for acquisition of businesses and franchises	(1,007)	(60)
Restricted cash	185	(1)
Proceeds from investment sale note receivable	—	169

Net cash used for investing activities	(18,113)	(6,694)

Cash flows provided by (used for) financing activities
Payments of capital leases and notes payable related to franchise acquisitions	(411)	(560)
Debt issuance costs	(1,017)	—
Purchases of common stock	(157)	—
Payments of borrowings under credit facilities	(3,500)	(15,669)
Payment for retirement of bridge note	(40,816)	—
Proceeds from issuance of common stock, net of issuance costs	44,339	—
Proceeds from the sale of Series E Preferred Stock, net of issuance costs	9,508	—
Proceeds from borrowings under refinanced credit facility	20,331	4,500
Proceeds from exercise of options	65	18

Net cash provided by (used for) financing activities	28,342	(11,711)

Effect of exchange rate changes on cash	15	344

Net cash flows provided by (used for) continuing operations	19,527	(4,672)

Cash flows (used for) provided by discontinued operations
Net cash used for operating activities	(764)	(1,377)
Net cash provided by investing activities	—	7,433

Net cash (used for) provided by discontinued operations	(764)	6,056

Increase in cash and cash equivalents	18,763	1,384
Cash and cash equivalents, beginning of period	10,075	8,853

Cash and cash equivalents, end of period	$28,838	$10,237

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (Note 2)	—	7,796

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The unaudited consolidated financial statements of The Princeton Review, Inc., its wholly-owned subsidiaries and its consolidated variable interest entity (collectively the “Company” or “Princeton Review”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, after consideration of the Out of Period Adjustments described below, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

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

On May 18, 2010, the Company announced its intention to exit the Supplemental Educational Services (“SES”) business as of the end of the 2009-2010 school year. Refer to Note 10.

On September 3, 2010, the Company entered into an agreement with Bristol Community College (“BCC”) to collaborate on education, training and degree-granting programs for healthcare professionals by expanding the number of students admitted to BCC’s healthcare professional degree-granting programs (the “BCC Collaboration”). Concurrent with the BCC Collaboration, the Company established a new reporting segment referred to as Career Education Partnerships which includes the activities of the BCC Collaboration, NLC-TPR Services, LLC (as described in Note 4) and other costs relating to the establishment of new strategic venture partnerships.

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

Out of Period Adjustments

During the three month interim period ended September 30, 2010, the Company identified errors in the calculation of unbilled receivables resulting in the overstatement of Test Preparation Services revenue by $459,000 for the year ended December 31, 2009. In addition, the identified errors resulted in the overstatement of Test Preparation Services revenue by $674,000 and $44,000 for the three month interim periods ended March 31, 2010 and June 30, 2010, respectively.

The Company corrected these errors during the three month interim period ended September 30, 2010, which had the effect of reducing Test Preparation Services revenue by $1.2 million for the three and nine months ended September 30, 2010. The Company has evaluated these errors and does not believe that these amounts are material to the consolidated financial statements for the year ended December 31, 2009 or any interim periods within 2009 and 2010, and that the correction of these errors is not material to the 2010 consolidated financial statements.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue, results of operations and cash flows because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its test preparation revenue in the third quarter. SES revenue was typically concentrated in the fourth and first quarters to more closely correspond to the after school programs’ greatest activity during the school year. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued an update to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This update is effective for interim periods and fiscal years ending after December 15, 2010. The Company is currently evaluating the impact this update will have, if any, on its financial position and results of operations.

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

BCC Collaboration and New Accounting Policy

Under the BCC Collaboration, the Company participates in the expansion of BCC’s healthcare initiatives by providing program funding, facility procurement and management services and certain other services. Specifically, the Company is responsible for funding all capital and operating expenditures of the BCC Collaboration including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the BCC Collaboration and expenses incurred by BCC in the administration and operation of BCC Collaboration course programs. In exchange for these services, BCC compensates the Company through reimbursement of all costs incurred in connection with the BCC Collaboration plus a services fee, to the extent of revenues collected for the BCC Collaboration course programs. The service fee is equal to the greater of 15% of revenues collected by BCC for the BCC Collaboration course programs or 15% of the Company’s average unreimbursed BCC Collaboration costs and fees.

The Company recognizes the reimbursement of BCC Collaboration costs plus the service fee as revenue as costs are incurred and once collectability is reasonably assured. As the BCC Collaboration is in its beginning stages, the Company has concluded that collection of BCC Collaboration costs plus service fee is reasonably assured at the time a student enrolls in a BCC Collaboration program and secures funding for the program, either through payment or an approved financial aid package. Amounts recorded are adjusted to reflect the anticipated impact of cancelations which is based upon BCC’s historical experience with students. For the three months ended September 30, 2010, the Company recognized $343,000 of revenue from the BCC Collaboration which is recorded within the newly established Career Education Partnerships segment. Depending on the nature of the BCC Collaboration costs, the Company either expenses the costs as incurred or capitalizes the costs in accordance with the Company’s fixed asset policy. As of September 30, 2010, the Company has a receivable from BCC of $299,000 which is included in other receivables in the consolidated balance sheet.

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

The following table includes summary income statement information related to the K-12 Services division, reflected as discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$2,720
Operating expenses	34	405	1,148	3,431

Loss before gain from disposal of discontinued operations and income taxes	(34)	(405)	(1,148)	(711)
Gain from disposal of discontinued operations	—	—	—	913
Benefit for income taxes	—	29	—	78

(Loss) income from discontinued operations	$(34)	$(376)	$(1,148)	$280

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

On March 31, 2010, the Company became obligated under the TSI Merger Agreement to provide additional consideration to Alta of $9.9 million (the “Additional Consideration”) by April 13, 2010, representing the maximum amount of Additional Consideration in the event that the aggregate value of the Alta Shares, plus $4.6 million, was less than $36.0 million as of March 31, 2010. The Company was permitted to pay the Additional Consideration in either shares of common stock or cash, provided, however, that the Company could not issue more than 1,437,000 shares of common stock (the “Cap Shares”) as Additional Consideration. Pursuant to a letter agreement with Alta entered into on March 31, 2010 (the “Alta Letter Agreement”), the post-closing payment provisions under the TSI Merger Agreement were amended and the Company issued the Cap Shares to Alta which satisfied $5.6 million of the Additional Consideration obligation. The Company agreed to pay the balance of the Additional Consideration of $4.3 million (the “Remaining Additional Consideration”) in shares of common stock, subject to stockholder approval. The Company’s stockholders approved the issuance of common stock to Alta at the June 22, 2010 annual meeting, and on August 30, 2010 the Company issued 2,049,309 shares of common stock in full settlement of the $4.3 million Remaining Additional Consideration.

Because the Additional Consideration was contingent upon the Company maintaining a certain price of its common stock, the issuance of additional common stock to Alta does not affect the overall acquisition cost of TSI. The Company recorded the fair value of the Additional Consideration shares of $9.9 million as an increase to common stock and additional paid-in-capital, and simultaneously reduced the value of the original Alta Shares that were issued at the date of acquisition for the same amount.

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

4. Investment in NLC-TPR Services, LLC

On April 20, 2010, the Company and the National Labor College (“NLC”) formed a strategic relationship through the creation of NLC-TPR Services, LLC (“Services LLC”), a newly formed limited liability company owned 49% by the Company and 51% by NLC. Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs, including a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services.

Services LLC, a variable interest entity, is governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. As described below, these agreements require the Company to provide substantially all of the initial capital contributions and to the extent of those contributions, absorb all of the losses of Services LLC. The Company is also obligated under a Services Agreement with Services LLC to direct certain activities that most significantly impact the economic performance of this entity. Based on these arrangements, the Company has concluded under the accounting guidance for variable interest entities that it is the primary beneficiary of Services LLC and therefore is required to consolidate the financial results of Services LLC for financial reporting purposes. The Company will periodically reevaluate whether it must consolidate the financial results of Services LLC. The consolidated activities of Services LLC are reported in a newly created segment referred to as Career Education Partnerships.

Under the Contribution Agreement, which was amended on October 14, 2010, NLC contributed a ten-year license to Services LLC to use NLC and AFL-CIO trademarks and membership lists in support of the administration, marketing and servicing of the NLC educational programs. The Company is required to contribute an aggregate of $20.8 million in cash to Services LLC (the “Capital Contribution”) in payments, to be distributed immediately upon receipt to NLC as a return of capital. The Company paid $5.0 million of the Capital Contribution during the second and third quarters of 2010 and is obligated to pay an additional $5.8 million upon NLC obtaining specified regulatory approvals. Provided that NLC obtains the specified regulatory approvals and maintains its education regulatory status and certain other conditions, the Company is obligated to pay $5.0 million of the Capital Contribution in January 2012 and $5.0 million in January 2013. The Contribution Agreement provides for events of termination, including if NLC is unable to obtain certain regulatory approvals prior to March 31, 2011, suffers certain adverse regulatory actions, or is unable to fulfill certain operational obligations to Services LLC.

In accordance with the accounting guidance for variable interest entities and consolidations, the Company is treating the Capital Contribution as the acquisition of a $20.8 million license from NLC. Accordingly, the Company recorded this license in other intangible assets in the accompanying consolidated balance sheet and is amortizing the asset on a straight-line basis over a ten year life. The Company also recorded its remaining obligation for the Capital Contribution as deferred acquisition payments ($10.8 million current, $5.0 million long term) in the accompanying consolidated balance sheet. The current and long term classification as of September 30, 2010 is based on payment terms in effect prior to the October 14, 2010 amendment.

In addition to the Capital Contribution, the Company is required to make certain working capital contributions to Services LLC that will not exceed, in the aggregate, $12.3 million, and, under certain conditions, loans by the Company to Services LLC for working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to make the Working Capital Contributions are subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions. The Company made $800,000 in Working Capital Contributions to Services LLC during the second and third quarters of 2010.

In accordance with the LLC Agreement and as a result of the contributions described above, Services LLC is owned 49% by the Company and 51% by NLC. The activities and affairs of Services LLC are managed by a five member board of managers, two designated by the Company and three designated by NLC. Certain matters, as defined, require a supermajority vote that must include at least four of the five board members. Profits and losses of Services LLC are allocated to the Company and NLC based on their respective ownership percentages. However a loss limitation provision stipulates that the Company shall be allocated 100% of the losses to the extent of its contributions, which include the Capital Contribution and the Working Capital Contributions. As a result of the loss limitation provision and because NLC does not have any retained equity in Services LLC, the Company has not recorded a noncontrolling interest in the consolidated financial statements as of and for the period ending September 30, 2010.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

The carrying amount of Services LLC’s assets and liabilities that are included in the consolidated balance sheet as of September 30, 2010 are as follows:

September 30, 2010
(in thousands)
Cash	$22
Property, equipment and software development, net	232
Other intangibles, net	19,885

Total assets	$20,139

Accrued expenses ($64 due to NLC for supporting services)	84

Total liabilities	$84

5. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock option, restricted stock and restricted stock unit awards under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options are estimated using the Black-Scholes option pricing formula for which we estimated the following assumptions in its fair value calculation at the date of grant for the three and nine months ended September, 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (years)	5.0	N/A	5.0	5.0
Risk-free interest rate	1.5%	N/A	1.5%	1.9%
Volatility	46.9%	N/A	46.9%	46.0%

Information concerning all stock option activity for the nine months ended September 30, 2010 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	6,298,605	$5.70
Granted at market price	3,715,000	2.41
Forfeited or expired	(3,134,575)	5.13
Exercised	(34,708)	1.82

Outstanding at September 30, 2010	6,844,322	$4.20	7.34	$—
Vested or expected to vest at September 30, 2010	6,553,678	$4.26	7.24	$—
Exercisable at September 30, 2010	2,993,357	$5.50	4.88	$—

As of September 30, 2010, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $6.6 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 3.3 years.

Information concerning all nonvested shares of restricted stock and restricted stock unit awards for the nine months ended September 30, 2010 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2009	965,000	$3.83
Awards granted	553,000	2.56
Awards forfeited	(381,250)	3.78
Awards released	(184,689)	3.98

Nonvested awards outstanding at September 30, 2010	952,061	$3.09

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

On the date that restricted stock unit shares vest, the Company withholds the number of vested shares based on the common stock closing price on such vesting date equal to the required tax withholdings of the employee. Such shares are reflected as treasury stock.

Total stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $772,000 and $752,000, respectively and for the nine months ended September 30, 2010 and 2009 was $3.1 million and $2.2 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2010 includes approximately $13,000 and $539,000, respectively, of accrued bonus to be paid in stock assuming performance targets for 2010 are achieved. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

6. Financing Transactions

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Credit facility	$54,003	$36,614
Bridge notes	—	39,752
Senior notes	51,301	49,301
Junior notes, net of detached preferred stock valuation	24,035	19,899
Notes payable	265	527
Capital lease obligations	427	576

Total debt	130,031	146,669
Less current portion	6,301	4,597

Long-term debt	$123,730	$142,072

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. Our long-term debt obligations are not traded and the fair values of these instruments approximate their carrying values as of September 30, 2010 and December 31, 2009.

Credit Facility

On August 6, 2010, the Company refinanced its existing $50.0 million credit facility (the “Original Credit Facility”) with General Electric Capital Corporation (“GE”) by entering into an amended and restated credit agreement with GE, as administrative agent, and any financial institution who becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which the Lenders agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility. The Senior Credit Facilities provide the Company with more favorable interest rates and greater flexibility with respect to financial maintenance covenants than those under the Original Credit Facility.

Borrowings under the Senior Credit Facilities bear interest through December 7, 2014 (the “Maturity Date”) at a variable rate based upon, at our option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus, in each case, an applicable margin. The applicable margin for LIBOR loans ranges, based on the applicable leverage ratio, from 5.0% to 5.25% per annum with a LIBOR floor of 1.5%, and the applicable margin for base rate loans ranges, based on the applicable leverage ratio, from 4.0% to 4.25% per annum. The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit.

Pursuant to an amended and restated guaranty and security agreement by and among the parties, also dated as of August 6, 2010 (the “Guaranty and Security Agreement”), the Company’s obligations under the Senior Credit Facilities are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. The Guaranty and Security Agreement also provides that the obligations under the Senior Credit Facilities and the guarantees are secured by a lien on substantially all of the Company’s tangible and intangible property, by a pledge of all of the equity interests of the Company’s direct and indirect domestic subsidiaries, and by a pledge by the Company and its domestic subsidiaries of 66% of the equity of their direct foreign subsidiaries, subject to limited exceptions.

The Credit Agreement provides for quarterly amortization payments of $1.5 million through December 20, 2011, $2.3 million from March 20, 2012 through December 20, 2012, and $3.0 million beginning March 20, 2013 through the Maturity Date. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances and other specified events.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

In addition to other covenants, the Credit Agreement places limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Credit Agreement also contains events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants which include (i) a maximum ratio of consolidated total debt to consolidated adjusted EBITDA that ranges from 4.50 to 1 to 2.00 to 1, (ii) a maximum ratio of consolidated debt under the Senior Credit Facilities to consolidated adjusted EBITDA that ranges from 2.50 to 1 to .50 to 1, (iii) a minimum consolidated fixed charge coverage ratio that ranges from 1.00 to 1 to 1.50 to 1, and (iv) a maximum annual capital expenditure limit of $15.0 million per year (with certain exceptions including allowances for strategic initiatives). Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable.

The Company accounted for the August 6, 2010 refinancing as a loan modification and, accordingly, lender fees paid at closing of $1.7 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $178,000 of fees paid to third parties relating to the refinancing were expensed as incurred and recorded in other (expense) income, net in the accompanying statement of operations. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) have been and will be used to invest in strategic initiatives and for general working capital purposes.

During the nine months ended September 30, 2010, three letters of credit totaling $428,000 were issued under the revolving credit facility. As of September 30, 2010, there were no outstanding borrowings under the revolving credit facility and $12.1 million was available to draw.

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

Financing Document Amendments

Concurrent with the refinancing of the Senior Credit Facilities described above, on August 6, 2010, the Company entered into amendments to the senior notes and the junior notes (the “Financing Documents”). The Financing Documents provide the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants and increasing the amount that the Company is permitted to invest in strategic ventures. As of September 30, 2010, the Company was in compliance with all covenants, as amended.

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

The Company complies with accounting standards that clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on the Company’s evaluation, it has concluded that there are no additional significant uncertain tax positions requiring recognition in the Company’s financial statements. The tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010 are tax years ended December 31, 2006 and later.

8. Segment Reporting

The Company operates in four reportable segments: Test Preparation Services, SES, Penn Foster, and Career Education Partnerships (“CEP”). These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The CEP division was established after the creation of the strategic relationship with NLC in April 2010 (see Note 4) and the collaboration with BCC in September 2010 (see Note 1). Through agreements with community colleges and other educational institutions, the CEP division provides services that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. Certain expenses associated with prospective CEP opportunities incurred in the first and second quarters of 2010 of $984,000 and $797,000 respectively, were reported as Corporate operating expenses in prior segment disclosures. These expenses are now presented within the CEP reporting segment to align with management’s current divisional reporting structure.

As discussed in Note 10, the Company exited the SES business as of the end of the 2009-2010 school year and therefore does not expect to continue to report under this segment after the current year.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The segment results include EBITDA for the periods indicated. As used in this report, EBITDA means income (loss) from continuing operations before income taxes, interest income and expense, depreciation and amortization, stock based compensation, restructuring and acquisition expenses and certain other non-cash income and expense items. The other non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment, a non-cash charge to cost of goods and services sold for the write-off of inventory in conjunction with the decision to exit the SES business, the loss from extinguishment and refinancing of debt, and gains and losses from changes in fair values of embedded derivatives. The Company believes that EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-recurring, non-cash and non-core related charges or income. The Company’s management uses EBITDA to measure the operating profits or losses of the business. Analysts, investors and rating agencies frequently use EBITDA in the evaluation of companies, but the Company’s presentation of EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30, 2010 (in thousands)
	Test Prep Services	SES	Penn Foster	CEP	Corporate	Total
Revenue	$30,675	$38	$23,357	$343	$—	$54,413

Operating expenses	23,562	214	24,344	1,271	8,606	57,997

Operating income (loss) from continuing operations	7,113	(176)	(987)	(928)	(8,606)	(3,584)
Depreciation and amortization	732	136	5,537	519	1,799	8,723
Restructuring	—	—	—	—	2,082	2,082
Acquisition expense	—	—	582	—	729	1,311
Stock based compensation	(9)	—	2	—	779	772
Acquisition related adjustment to revenue	—	—	168	—	—	168

Segment EBITDA	7,836	(40)	5,302	(409)	(3,217)	9,472

Total segment assets	136,355	—	212,526	21,017	34,285	404,183

Segment goodwill	$84,689	$—	$102,326	$—	$—	$187,015

	Three Months Ended September 30, 2009 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$34,090	$235	$—	$34,325

Operating expenses	24,840	3,596	5,221	33,657

Operating income (loss) from continuing operations	9,250	(3,361)	(5,221)	668
Depreciation and amortization	887	37	710	1,634
Restructuring	—	—	1,131	1,131
Acquisition expense	—	—	285	285
Stock based compensation	—	—	752	752
Other cash income (see reconciliation below)	—	—	1	1

Segment EBITDA	10,137	(3,324)	(2,342)	4,471

Total segment assets	138,907	904	20,208	160,019

Segment goodwill	$84,584	$—	$—	$84,584

	Nine Months Ended September 30, 2010 (in thousands)
	Test Prep Services	SES	Penn Foster	CEP	Corporate	Total
Revenue	$84,023	$14,676	$74,744	$343	$—	$173,786

Operating expenses	70,509	13,383	79,463	3,665	24,448	191,468

Operating income (loss) from continuing operations	13,514	1,293	(4,719)	(3,322)	(24,448)	(17,682)
Depreciation and amortization	3,168	319	16,583	865	6,868	27,803
Restructuring	—	—	—	—	4,003	4,003
Acquisition expense	—	—	1,713	—	1,971	3,684
Stock based compensation	84	—	274	—	2,716	3,074
Acquisition related adjustment to revenue	—	—	854	—	—	854
Non-cash inventory write-off to cost of goods and services sold	—	942	—	—	—	942
Other cash expense (see reconciliation below)	—	—	—	—	(4)	(4)

Segment EBITDA	16,766	2,554	14,705	(2,457)	(8,894)	22,674

Total segment assets	136,355	—	212,526	21,017	34,285	404,183

Segment goodwill	$84,689	$—	$102,326	$—	$—	$187,015

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30, 2009 (in thousands)
	Test Prep Services	SES	Corporate	Total
Revenue	$86,673	$23,947	$—	$110,620

Operating expenses	71,714	21,572	16,010	109,296

Operating income (loss) from continuing operations	14,959	2,375	(16,010)	1,324
Depreciation and amortization	2,961	137	1,715	4,813
Restructuring	—	—	5,179	5,179
Acquisition expense	—	—	285	285
Stock based compensation	—	—	2,153	2,153
Other cash income (see reconciliation below)	63	—	192	255

Segment EBITDA	17,983	2,512	(6,486)	14,009

Total segment assets	138,907	904	20,208	160,019

Segment goodwill	$84,584	$—	$—	$84,584

Reconciliation of other (expense) income, net to other cash income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other (expense) income, net	(175)	1	(392)	255
Loss from extinguishment and refinancing of debt	178	—	1,132	—
Loss (gain) from change in fair value of derivatives	52	—	(643)	—
Other non-cash income	(55)	—	(101)	—

Other cash income (expense)	—	1	(4)	255

9. Earnings (Loss) Per Share

Earnings (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“Participating Securities”). The Company considers the Series D Preferred Stock a Participating Security because it includes rights to participate in dividends with the common stock on a one for one basis, with the holders of Series D Preferred Stock deemed to have common stock equivalent shares based on a conversion price of $4.75. In applying the two-class method, earnings are allocated to both common stock shares and Series D Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Series D Preferred Stock shares.

Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator for earnings (loss) per share:
(Loss) income from continuing operations	$(8,740)	$144	$(37,515)	$420
Earnings to common shareholders from conversion of Series E to Series D preferred stock	—	—	1,128	—
Dividends and accretion on preferred stock	(2,303)	(1,252)	(7,558)	(3,667)

Loss from continuing operations attributed to common stockholders	(11,043)	(1,108)	(43,945)	(3,247)

(Loss) income from discontinued operations	(34)	(376)	(1,148)	280

Loss attributed to common stockholders	$(11,077)	$(1,484)	$(45,093)	$(2,967)

Denominator for basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	52,120	33,725	44,639	33,728

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.21)	$(0.03)	$(0.98)	$(0.10)
(Loss) income from discontinued operations	—	(0.01)	(0.03)	0.01

Loss attributed to common shareholders	$(0.21)	$(0.04)	$(1.01)	$(0.09)

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

The following were excluded from the computation of diluted earnings (loss) per common share because of their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares of common stock issuable upon exercise of stock options	6,909	5,874	6,223	6,049
Weighted average shares of common stock issuable upon conversion of convertible preferred stock	23,997	11,277	14,197	11,116

	30,906	17,151	20,420	17,165

10. Restructuring

2009 Initiative

Following the Company’s acquisition of Penn Foster on December 7, 2009, the Company announced and commenced a restructuring initiative that involves the consolidation of the Company’s real estate portfolio and certain operations, the reorganization of its management structure and the elimination of certain duplicative assets and functions. During the first quarter of 2010, the Company notified certain employees that duplicative call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, would be migrated to the Penn Foster headquarters in Scranton, Pennsylvania over the next several months. During the third quarter of 2010, a member of senior management involved in certain real estate consolidations was terminated as the consolidations were completed. As a result, the Company incurred restructuring charges of $458,000 related to employee severance and termination benefits during the nine months ended September 30, 2010.

In addition, by March 31, 2010 the Company closed and ceased use of two-thirds of its administrative office in New York City and by August 31, 2010 ceased use of the remaining space at this facility. The Company recorded a liability based on the estimated fair value of the remaining contractual lease rentals associated with the closed space, reduced by estimated sublease rentals, which the Company is actively seeking. The Company also incurred other restructuring charges associated with the shut down of the New York City office. As a result, during the nine months ended September 30, 2010 the Company recorded a restructuring charge of $1.8 million, which includes a credit resulting from the elimination of a deferred rent liability of $456,000 associated with straight-line lease accounting on the same property. The following table sets forth accrual activity relating to this restructuring initiative for the nine months ended September 30, 2010:

	Severance and Termination Benefits	Lease Termination Costs	Other Exit Costs	Total
	(in thousands)
Accrued restructuring balance at December 31, 2009	$2,331	$—	$—	$2,331
Restructuring provision in 2010	458	1,469	295	2,222
Redesignation of deferred rent liability	—	456	—	456
Cash paid	(2,338)	(480)	(295)	(3,113)

Accrued restructuring balance at September 30, 2010	$451	$1,445	$—	$1,896

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

The Company expects to incur additional restructuring charges in 2010 related to further integration of Penn Foster and the existing business structure. In addition, the Company would expect to record additional restructuring charges related to the New York City office lease if it is unsuccessful in procuring a sublease or reaching a favorable termination settlement on the property. The Company expects to pay substantially all severance and termination benefits by the end of 2010. Accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheet.

2010 SES Initiative

On May 18, 2010, the Company announced its intention to exit the SES business as of the end of the 2009-2010 school year. After completing programs it offered in the 2009-2010 school year, the Company closed certain offices and terminated employees associated with the SES business. All SES employees were notified of their termination and as a result, the Company incurred restructuring charges of $831,000 related to employee severance and termination benefits during the second and third quarters of 2010. This charge includes a non-cash credit of $50,000 relating to a negotiated settlement of the Company’s minimum earn-out obligation from the 2007 acquisition of a western Massachusetts franchise. The seller of the western Massachusetts franchise was an SES employee and this settlement was included as a part of the employee’s severance agreement. The adjusted minimum earn-out obligation of $450,000 was paid in the third quarter of 2010.

The following table sets forth accrual activity relating to this restructuring initiative for the nine months ended September 30, 2010:

	Severance and Termination Benefits	Lease Termination and Office Shut-down Costs	Total
	(in thousands)
Restructuring provision in 2010	$831	$950	$1,781
Non-cash credits	50	—	50
Cash paid	(599)	(747)	(1,346)

Accrued restructuring balance at September 30, 2010	$282	$203	$485

The Company also recorded non-cash charges of $942,000 relating to the write-off of SES inventory that was not used or sold during the remainder of the 2009-2010 school year. This charge is included in costs of goods and services sold in the accompanying consolidated statements of operations for the nine months ended September 30, 2010. The Company would expect to record additional restructuring charges related to certain SES offices if it is unsuccessful in procuring a sublease or reaching favorable termination settlements on the properties. The Company expects to pay all severance and termination benefits by the end of the first quarter of 2011 and lease termination costs by the end of February 2013.

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

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(In thousands, except per share data)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$23,079			$2,411
Certificates of deposit	541			726
Liabilities:
Embedded financial derivatives			$821			$1,518

Activity related to our embedded financial derivatives for the period was as follows (in thousands):

Balance at beginning of period	$1,518
Gain realized from extinguishment of bridge notes	(54)
Gain realized from change in fair value	(643)

Balance at end of period	$821

Money market funds and certificates of deposit, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s bridge notes, senior notes and junior notes are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The change in fair value of the embedded derivatives, including the write off of the embedded derivative associated with the bridge notes that were repaid in April 2010, was $(52,000) and $697,000 for the three and nine months ended September 30, 2010, respectively, and was recorded as a (loss) gain in other (expense) income, net in the accompanying statement of operations.

12. Commitments and Contingencies

From time to time and in the ordinary course of business, the Company is subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, the Company does not believe that it is currently a party to any material legal proceedings.

The owner of Penn Foster prior to the owner that sold the business to the Company (the former, the “Previous Owner”, the later, the “Seller”) filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the Seller, the Seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company was to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the Seller. The Company currently believes that it is probable that the IRS will accept the petition of the Previous Owner and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Princeton Review is a leading provider of classroom-based and online education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT® preparation courses. On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), one of the oldest and largest online education companies in the United States. On April 20, 2010, we entered into a strategic relationship with the National Labor College (“NLC”) and a newly formed subsidiary, NLC-TPR Services, LLC (“Services LLC”) owned 49% by the Company and 51% by NLC to support the development and launch of new programs. Under variable interest entity accounting guidance, we are required to consolidate the financial results of Services LLC. On September 3, 2010, we entered into an agreement with Bristol Community College (“BCC”) to collaborate on education, training and degree-granting programs for healthcare professionals by expanding the number of students admitted to BCC’s healthcare professional degree-granting programs (the “BCC Collaboration”). Concurrent with the BCC Collaboration, we established a new reporting segment referred to as Career Education Partnerships (“CEP”) which includes the activities of the BCC Collaboration, NLC-TPR Services, LLC and other costs relating to the establishment of new strategic venture partnerships.

We currently operate through our Test Preparation Services, Supplemental Educational Services (“SES”), Penn Foster and CEP divisions. As discussed in Note 10 to the accompanying consolidated financial statements, we exited the SES business as of the end of the 2009-2010 school year and therefore do not expect to continue to report under this segment after the current year.

Test Preparation Services Division

Today, we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. The Test Preparation Services division derives the majority of its revenue from classroom-based and online test preparation courses and tutoring services. This division also receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review. The Test Preparation Services division accounted for 48% of overall revenue for the nine months ended September 30, 2010.

Supplemental Educational Services Division

The SES division provided state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country which receive funding under the No Child Left Behind Act of 2001 (“NCLB”). In the 2009-2010 school year we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as generally later program start dates and greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there is increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. On May 18, 2010, we announced our intention to exit the SES business as of the end of the 2009-2010 school year. After completing programs offered in the 2009-2010 school year, we closed certain offices and terminated employees associated with the SES business.

Penn Foster Division

The Penn Foster division offers academic programs through three primary educational institutions – Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. Most course materials are mailed to students and are also available online (except third-party textbooks). Students are given access to a homepage from which they can access online study guides, view financial and academic records, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

Career Education Partnerships Division

Through agreements with community colleges and other educational institutions, the CEP division provides services that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. The CEP division was established after the creation of the strategic relationship with NLC in April 2010 and the collaboration with BCC in September 2010.

Through our strategic relationship with NLC, the CEP division provides various services to NLC to support the development and launch of new programs, including bachelor degree completion and certificate programs to approximately 11.5 million members of the AFL-CIO and their families. The services provided cover a broad range of functions, including marketing, enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services.

Under the BCC Collaboration, we provide program funding, facility procurement and management services and certain other services. Specifically, we fund all capital and operating expenditures of the BCC Collaboration including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the BCC Collaboration and expenses incurred by BCC in the administration and operation of BCC Collaboration course programs. In exchange for these services, BCC compensates us through reimbursement of all costs incurred in connection with the BCC Collaboration plus a services fee, to the extent of revenues collected for the BCC Collaboration course programs. The service fee is equal to the greater of 15% of revenues collected by BCC for the BCC Collaboration course programs or 15% of our average unreimbursed BCC Collaboration costs and fees.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009

Revenue:
Test Preparation Services	$30,675	$34,090	$(3,415)	(10)%
SES Services	38	235	(197)	(84)%
Penn Foster	23,357	—	23,357	100%
Career Education Partnerships	343	—	343	100%

Total revenue	54,413	34,325	20,088	59%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	18,298	11,723	6,575	56%
Selling, general and administrative	27,583	18,884	8,699	46%
Depreciation and amortization	8,723	1,634	7,089	434%
Restructuring	2,082	1,131	951	84%
Acquisition expenses	1,311	285	1,026	360%

Total operating expenses	57,997	33,657	24,340	72%
Operating (loss) income from continuing operations	(3,584)	668	(4,252)	(637)%
Interest expense	(4,940)	(136)	(4,804)	3,532%
Interest income	9	2	7	350%
Other (expense) income, net	(175)	1	(176)	(17,600)%
Provision for income taxes	(50)	(391)	341	(87)%

(Loss) income from continuing operations	$(8,740)	$144	$(8,884)	(6,169)%

Revenue

For the three months ended September 30, 2010, total revenue increased by $20.1 million, or 59%, to $54.4 million from $34.3 million in the three months ended September 30, 2009.

Test Preparation Services revenue decreased by $3.4 million, or 10%, to $30.7 million from $34.1 million in the three months ended September 30, 2009. The decrease is primarily attributable to a decrease in classroom-based course revenue as a higher percentage of our increased enrollments were in lower priced services. We expect these pricing and enrollment trends to continue through the remainder of 2010. Online revenues increased by $108,000 as we continue to offer more online courses. Institutional revenue remained flat but is expected to increase through the remainder of 2010 as additional Federal funding becomes available to schools, school districts and post-secondary institutions.

SES Services revenues decreased by $197,000, or 84%, to $38,000 from $235,000 in the three months ended September 30, 2009. SES Services revenue for the three months ended September 30, 2010 primarily relates to positive billing adjustments from the 2009-2010 academic year, which ended June 2010. The SES Services revenue for the three months ended September 30, 2009 was derived primarily from summer programs being offered in certain of our operating regions. We do not expect to generate any SES Services revenue beyond this quarter as we have exited the SES business as of the end of the 2009-2010 school year.

Penn Foster revenues of $23.4 million primarily represent tuition sales from individual students enrolled and completing exams in Penn Foster’s online Career School, College and High School educational institutions. Slightly lower enrollments during the quarter compared to the prior year quarter were offset by marketing efforts that shifted enrollment focus to a more committed student base, resulting in higher revenues per enrollment. In addition, effective pricing and favorable retention initiatives implemented during 2009 had a positive impact on third quarter revenues.

CEP revenues of $343,000 for the three months ended September 30, 2010 were derived from reimbursable expenses incurred in conjunction with the BCC collaboration agreement entered into in September 2010. In addition to the successful procurement of a facility in New Bedford, Massachusetts that we are currently building out to accommodate new enrollments in healthcare programs of the collaboration, we are actively marketing the collaboration programs and BCC has successfully begun enrolling students into the programs, which started in October 2010. We do not expect any significant revenue to be generated from the NLC venture until NLC obtains specified regulatory approvals, which is anticipated to occur by the end of the first quarter of 2011.

Costs of Goods and Services Sold

For the three months ended September 30, 2010, total costs of goods and services sold increased by $6.6 million, or 56%, to $18.3 million from $11.7 million in the three months ended September 30, 2009.

Test Preparation Services costs of goods and services sold decreased by $309,000 or 3%, to $10.9 million from $11.2 million in the three months ended September 30, 2009 due primarily to decreased teacher pay. Gross margin in the period decreased from 67% to 64% for the Test Preparation Services division, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session remained relatively fixed.

SES Services costs of goods and services sold decreased by $458,000, or 94%, to $28,000 from $486,000 in the three months ended September 30, 2009 as a result of our decision to exit the SES business as of the end of the 2009-2010 school year.

Penn Foster cost of goods and services sold of $7.3 million for the three months ended September 30, 2010 primarily represents course materials and education, distribution and customer service costs associated with the revenue generated. Gross margin during the three month period ended September 30, 2010 for the Penn Foster division was 69%.

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, selling, general and administrative expenses increased by $8.7 million, or 46%, to $27.6 million from $18.9 million in the three months ended September 30, 2009.

Test Preparation Services selling, general and administrative expenses decreased by $814,000, or 6%, to $11.9 million from $12.7 million in the three months ended September 30, 2009. This decrease is primarily due to increased efforts to reduce expenses, including advertising, salary and travel expenses and reduced bad debt expense.

SES Services selling, general and administrative expenses decreased by $3.0 million, or 98%, to $50,000 from $3.1 million in the three months ended September 30, 2009 due to our decision to exit the SES business as of the end of the 2009-2010 school year.

Penn Foster selling, general and administrative expenses of $10.9 million for the three months ended September 30, 2010 primarily represent advertising, promotional, marketing and administrative costs for the period.

CEP selling, general and administrative expenses of $752,000 primarily represent personnel costs and professional fees associated with the establishment and development of this new division.

Corporate selling, general and administrative expenses increased by $901,000, or 29%, to $4.0 million from $3.1 million in the three months ended September 30, 2009, due primarily to the elimination of corporate overhead allocated to the SES business during the three months ended September 30, 2010, as we are no longer operating the SES business following the 2009-2010 school year ended in June 2010.

Depreciation and Amortization

For the three months ended September 30, 2010, depreciation and amortization expense increased by $7.1 million to $8.7 million from $1.6 million in the three months ended September 30, 2009. The increase is primarily the result of $5.5 million of new depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with approximately $1.7 million of accelerated depreciation and amortization charges associated with actions taken to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. We also recorded $519,000 of amortization expense for the three months ended September 30, 2010 relating to a license acquired in conjunction with the NLC strategic venture. These increases were partially offset by the impact of assets reaching the end of their depreciable lives.

Restructuring

Restructuring charges increased by $951,000, or 84%, to $2.1 million from $1.1 million in the three months ended September 30, 2009. The restructuring charges for the three months ended September 30, 2010 primarily include employee severance and termination benefits and office shut-down expenses associated with the decision to exit the SES business as of the end of the 2009-2010 school year. The charges also include an increase to the lease liability for the administrative office in New York City due to the decision to exit the remaining space at this facility during the third quarter of 2010. We expect to incur additional restructuring charges in 2010 related to the elimination of additional functions as Penn Foster and the existing business structure are further integrated. In addition, we would expect to record additional restructuring charges related to the New York City office and certain SES offices if we are unsuccessful in procuring subleases or reaching favorable termination settlements on the properties.

The restructuring charges for the three months ended September 30, 2009 related to outsourcing the information technology operations, transferring the majority of remaining corporate functions located in New York City to offices located in Framingham, Massachusetts and simplifying the management structure following the sale of the K-12 Services division.

Acquisition expenses

Acquisition expenses increased by $1.0 million, or 360%, to $1.3 million from $285,000 in the three months ended September 30, 2009. Acquisition expenses for the three months ended September 30, 2010 consist primarily of integration costs associated with combining our legacy systems and operations with Penn Foster whereas acquisition expenses for the three months ended September 30, 2009 consisted of legal and accounting fees associated with due diligence and other preparations for the acquisition of Penn Foster on December 7, 2009.

Interest expense

For the three months ended September 30, 2010, interest expense increased by $4.8 million, to $4.9 million from $136,000 in the three months ended September 30, 2009, primarily as a result of the indebtedness to finance the acquisition of Penn Foster on December 7, 2009. In April 2010, we repaid our bridge notes in full with proceeds from a public stock offering and as a result, expect to save approximately $1.6 million in quarterly interest charges. In August 2010, we refinanced our $50.0 million credit facility with General Electric Capital Corporation (“GE”) by entering into a $72.5 million credit facility, consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility, with GE and a syndicate of banks. The new credit facility provides for more favorable interest rates and greater flexibility with respect to financial maintenance covenants.

Other (expense) income, net

Other (expense) income, net for the three months ended September 30, 2010 consists of a charge of $178,000 related to fees and expenses associated with the refinancing of the credit facility with GE in August 2010 and a charge of $52,000 for the change in fair value of our embedded derivatives, offset by other income of $55,000 attributed to certain tax indemnifications related to uncertain tax positions from periods prior to the acquisition of Penn Foster.

There was essentially no other (expense) income, net for the three months ended September 30, 2009.

Provision for Income Taxes

The provision for income taxes decreased by $341,000 to $50,000, from $391,000 in the three months ended September 30, 2009. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Comparison of Nine Months Ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009

Revenue:
Test Preparation Services	$84,023	$86,673	$(2,650)	(3)%
SES Services	14,676	23,947	(9,271)	(39)%
Penn Foster	74,744	—	74,744	100%
Career Education Partnerships	343	—	343	100%

Total revenue	173,786	110,620	63,166	57%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	62,719	42,767	19,952	47%
Selling, general and administrative	93,259	56,252	37,007	66%
Depreciation and amortization	27,803	4,813	22,990	478%
Restructuring	4,003	5,179	(1,176)	(23)%
Acquisition expenses	3,684	285	3,399	1,193%

Total operating expenses	191,468	109,296	82,172	75%
Operating (loss) income from continuing operations	(17,682)	1,324	(19,006)	(1,435)%
Interest expense	(16,678)	(681)	(15,997)	2,349%
Interest income	23	34	(11)	(32)%
Other (expense) income, net	(392)	255	(647)	(254)%
Provision for income taxes	(2,786)	(512)	(2,274)	444%

(Loss) income from continuing operations	$(37,515)	$420	$(37,935)	(9,032)%

Revenue

For the nine months ended September 30, 2010, total revenue increased by $63.2 million, or 57%, to $173.8 million from $110.6 million in the nine months ended September 30, 2009.

Test Preparation Services revenue decreased by $2.7 million, or 3%, to $84.0 million from $86.7 million in the nine months ended September 30, 2009. The decrease is primarily attributed to a decrease in classroom-based course revenue as a higher percentage of our increased enrollments were in lower priced services. We expect these pricing and enrollment trends to continue through the remainder of 2010. The decrease was partially offset by a $1.4 million increase due to new licensing and institutional contracts, and we expect institutional revenue will continue to increase through the remainder of 2010 as additional Federal funding becomes available to schools, school districts and post-secondary institutions. In addition, online revenues increased by approximately $587,000 as we continue to offer more online courses.

SES Services revenues decreased by $9.3 million, or 39%, to $14.7 million from $23.9 million in the nine months ended September 30, 2009. This decrease is primarily attributed to declining enrollments due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that have developed and offered internally developed SES programs. We do not expect to generate any SES Services revenue beyond this quarter as we have exited the SES business as of the end of the 2009-2010 school year.

Penn Foster revenues of $74.7 million primarily represent tuition sales from individual students enrolled and completing exams in Penn Foster’s online Career School, College and High School educational institutions. Slightly lower enrollments during the nine month period compared to the prior year period are being offset by marketing efforts that are shifting enrollment focus to a more committed student base, resulting in higher revenues per enrollment. In addition, effective pricing and favorable retention initiatives implemented during 2009 had a positive impact on 2010 revenues.

CEP revenues of $343,000 in the nine months ended September 30, 2010 were derived from reimbursable expenses incurred in conjunction with the BCC collaboration agreement entered into in September 2010. In addition to the successful procurement of a facility in New Bedford, Massachusetts that we are currently building out to accommodate new enrollments in healthcare programs of the collaboration, we are actively marketing the collaboration programs and BCC has successfully begun enrolling students into the programs, which started in October 2010. We do not expect any significant revenue to be generated from the NLC venture until NLC obtains specified regulatory approvals, which is anticipated to occur by the end of the first quarter of 2011.

Costs of Goods and Services Sold

For the nine months ended September 30, 2010, total costs of goods and services sold increased by $20.0 million, or 47%, to $62.7 million from $42.8 million in the nine months ended September 30, 2009.

Test Preparation Services costs of goods and services sold increased by $963,000, or 3%, to $31.7 million from $30.7 million in the nine months ended September 30, 2009 due primarily to increased teacher pay, classroom site rent costs and course material and content costs. Gross margin in the nine month period for the Test Preparation Services division decreased from 65% in 2009 to 62% in 2010, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session remained relatively fixed.

SES Services costs of goods and services sold decreased by $4.5 million, or 38%, to $7.5 million from $12.0 million in the nine months ended September 30, 2009 as a result of the decreased student enrollments. This decrease was partially offset by a $942,000 non-cash inventory write-off associated with our decision to exit the SES business as of the end of the 2009-2010 school year. Gross margin in the nine month period for the SES Services division decreased slightly from 50% in 2009 to 49% in 2010, primarily as a result of the non-cash inventory write-off.

Penn Foster cost of goods and services sold of $23.5 million for the nine months ended September 30, 2010 primarily represents course materials and education, distribution and customer service costs associated with the revenue generated. Gross margin during the nine month period in 2010 for the Penn Foster division was 69%.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2010, selling, general and administrative expenses increased by $37.0 million, or 66%, to $93.3 million from $56.3 million in the nine months ended September 30, 2009.

Test Preparation Services selling, general and administrative expenses decreased by $2.4 million, or 6%, to $35.7 million from $38.0 million in the nine months ended September 30, 2009. This decrease is primarily due to increased efforts to reduce expenses, including advertising, professional fees, facility expenses and compensation.

SES Services selling, general and administrative expenses decreased by $3.8 million, or 41%, to $5.5 million from $9.4 million in the nine months ended September 30, 2009 due primarily to lower compensation expense and cost reductions as a result of the decline in revenue and due to our decision to exit the SES business as of the end of the 2009-2010 school year. We do not expect to incur significant selling, general and administrative expenses beyond the third quarter.

Penn Foster selling, general and administrative expenses of $37.6 million primarily represent advertising, promotional, marketing and administrative costs for the period.

CEP selling, general and administrative expenses of $2.8 million primarily represent personnel costs and professional fees associated with the establishment and development of this new division.

Corporate selling, general and administrative expenses increased by $2.8 million, or 31%, to $11.6 million from $8.8 million in the nine months ended September 30, 2009, due primarily to increased compensation expense and increased professional service fees attributed to our outsourced information technology function and due to the elimination of corporate overhead allocated to the SES business during the three months ended September 30, 2010, as we are no longer operating the SES business following the 2009-2010 school year ended in June 2010.

Depreciation and Amortization

For the nine months ended September 30, 2010, depreciation and amortization expense increased by $23.0 million to $27.8 million from $4.8 million in the nine months ended September 30, 2009. The increase is primarily the result of $16.6 million of new depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with $6.1 million of accelerated depreciation and amortization charges associated with actions taken to exit the SES business, to close our administrative office in New York City and to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. In addition, we changed the estimated useful lives for certain legacy fixed assets under a revised depreciation policy developed to standardize and conform legacy and Penn Foster depreciation methods and lives, resulting in additional depreciation and amortization of $1.1 million. We also recorded $865,000 of amortization expense for the nine months ended September 30, 2010 relating to a license acquired in conjunction with the NLC strategic venture. These increases were partially offset by the impact of assets reaching the end of their depreciable lives.

Restructuring

For the nine months ended September 30, 2010, restructuring charges decreased by $1.2 million, or 23%, to $4.0 million from $5.2 million in the nine months ended September 30, 2009. The restructuring charges for the nine months ended September 30, 2010 include severance and termination benefits related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania and lease termination charges associated with the closure of our administrative office in New York City. The charges also include employee severance and termination benefits and office shut-down expenses associated with our decision to exit the SES business as of the end of the 2009-2010 school year. We expect to incur additional restructuring charges in 2010 related to the elimination of additional functions as Penn Foster and the existing business structure are further integrated. In addition, we would expect to record additional restructuring charges related to the New York City office and certain SES offices if we are unsuccessful in procuring subleases or reaching favorable termination settlements on the properties.

The restructuring charges for the nine months ended September 30, 2009 related to outsourcing the information technology operations, transferring the majority of remaining corporate functions located in New York City to offices located in Framingham, Massachusetts and simplifying the management structure following the sale of the K-12 Services division.

Acquisition expenses

Acquisition expenses increased by $3.4 million to $3.7 million from $285,000 in the nine months ended September 30, 2009. Acquisition expenses for the nine months ended September 30, 2010 consist primarily of accounting and advisory fees associated with the acquisition and audit of Penn Foster and integration costs associated with combining our legacy systems and operations with Penn Foster. Acquisition expenses for the nine months ended September 30, 2009 consisted of legal and accounting fees associated with due diligence and other preparations for the acquisition of Penn Foster on December 7, 2009.

Interest expense

For the nine months ended September 30, 2010, interest expense increased by $16.0 million, to $16.7 million from $681,000 in the nine months ended September 30, 2009, primarily as a result of the indebtedness to fund the Penn Foster acquisition on December 7, 2009. In April 2010, we repaid our bridge notes in full with proceeds from a public stock offering and as a result, expect to save approximately $1.6 million in quarterly interest charges. In August 2010, we refinanced our $50.0 million credit facility with General Electric Capital Corporation (“GE”) by entering into a $72.5 million credit facility, consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility, with GE and a syndicate of banks. The new credit facility provides for more favorable interest rates and greater flexibility with respect to financial maintenance covenants.

Other (expense) income, net

Other (expense) income, net for the nine months ended September 30, 2010 primarily consists of a charge of $954,000 related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes in April 2010 and a charge of $178,000 related to fees and expenses associated with the refinancing of our credit facility with GE in August 2010. These charges are offset by $643,000 of income recognized from the change in fair value of our embedded derivatives and other income of $115,000 attributed to certain tax indemnifications related to uncertain tax positions from periods prior to the acquisition of Penn Foster.

Other income, net for the nine months ended September 30, 2009 primarily consisted of additional proceeds received in 2009 from the sale of stock that we acquired in a private investment in September 2008, and a settlement payment received in conjunction with the termination of one of our international franchises.

Provision for Income Taxes

The provision for income taxes increased by $2.3 million to $2.8 million, from $512,000 in the nine months ended September 30, 2009. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity during the nine months ended September 30, 2010 were cash and cash equivalents on hand, cash flow generated from operations, net proceeds from the issuance of common stock and additional Series E preferred stock and incremental term loan borrowings under our refinanced credit facility. Our primary uses of cash during the nine months ended September 30, 2010 were capital expenditures, investments in the NLC venture, repayment of our bridge notes and scheduled repayments of our term loan credit facility. At September 30, 2010 we had liquidity of $40.9 million, comprised of $28.8 million of cash and cash equivalents and $12.1 million of unused borrowing capacity available under our credit facility. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. In April 2010, we sold 16.1 million shares of common stock through this shelf registration process for a public offering price of $48.3 million (before underwriting discounts, commissions and expenses) and received $44.3 million of net proceeds which were used to repay the bridge notes, invest in the NLC venture and for general working capital purposes. On August 6, 2010, we refinanced our $50.0 million credit facility with General Electric Capital Corporation (“GE”) by entering into a $72.5 million credit facility, consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility, with GE and a syndicate of banks. The new credit facility provides for more favorable interest rates and greater flexibility with respect to financial maintenance covenants. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) have and will be used to invest in strategic ventures and for general working capital purposes.

We expect our principal sources of funding for operating expenses, capital expenditures, investments in strategic ventures and debt service obligations during the next twelve months to be our current cash and cash equivalents, cash generated from operations and borrowings under our revolving credit facility. As was the case with our original credit facility with GE, our new debt financing agreements contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. We were in compliance with all covenants under our amended debt agreements as of September 30, 2010. We believe the above sources of funding will be sufficient to fund our operations, capital expenditures, investments in strategic ventures and debt service obligations for the next twelve months and beyond. However, our ability to generate sufficient operating income and positive cash flows to fund our operations and obligations and to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Reports on Form 10-Q filed with the SEC thereafter.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our sources of liquidity. Our Test Preparation Services and Penn Foster divisions generate the largest portion of our cash flow from operations from retail classroom, online and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Across Test Preparation Services and Penn Foster, we also generate cash from contracts with institutions such as schools, school districts and post secondary institutions which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash flows provided by operating activities from continuing operations for the nine months ended September 30, 2010 were $9.3 million as compared to $13.4 million for the nine months ended September 30, 2009. The decrease was primarily due to cash interest payments under our term loan credit facility and the bridge and senior subordinated notes totaling $10.3 million, lower SES revenues and related collections and additional operating expenses to support the start up of strategic ventures in 2010, partially offset by cash generated from Penn Foster’s operations.

Cash flows used for investing activities from continuing operations during the nine months ended September 30, 2010 were $18.1 million as compared to $6.7 million used during the comparable period in 2009. The increase was primarily due to a $5.5 million increase in capital expenditures including the development of internal use software, a $497,000 settlement payment relating to the Penn Foster post-closing working capital adjustment, a $450,000 earn-out settlement payment relating to a previously acquired test prep franchise and $5.0 million in contributions made under the contribution agreement with NLC to acquire a license to use NLC and AFL-CIO trademarks and membership lists. Under the contribution agreement, we expect to fund an additional $5.8 for this license upon NLC obtaining specified regulatory approvals, maintaining its education regulatory status and meeting certain other conditions, which we anticipate by the end of the first quarter of 2011. Provided that NLC maintains its education regulatory status and certain other conditions, we will fund the remaining acquisition payments for the license in January 2012 ($5.0 million) and January 2013 ($5.0 million).

Cash flows provided by financing activities from continuing operations for the nine months ended September 30, 2010 were $28.3 million as compared to $11.7 million used for financing activities for the nine months ended September 30, 2009. Cash provided by financing activities in 2010 primarily consisted of $20.3 million in net proceeds from incremental term loan borrowings under our refinanced credit facility in August 2010, $44.3 million in net proceeds from the issuance of 16.1 million shares of common stock in April 2010 and $9.5 million in net proceeds from the issuance of Series E Preferred Stock in March 2010, offset by the $40.8 million repayment of the bridge notes in April 2010, $3.5 million in scheduled principal payments under our original and amended term loan credit facilities, $1.0 million of cash paid for debt issuance costs and $411,000 of cash paid for capital leases and notes payable. Cash used for financing activities in 2009 primarily consisted of $11.2 million in repayments of our former credit facility term loan, $9.5 million of which represented a required non-recurring installment payment from the cash proceeds of the K-12 Services division sale. In addition, during the second quarter of 2009 we borrowed $4.5 million under our former revolving line of credit for short term working capital purposes which was repaid during the same period.

Cash flows used for discontinued operations for the nine months ended September 30, 2010 were $764,000 as compared to $6.1 million provided by discontinued operations for the nine months ended September 30, 2009. Cash flows for the nine months ended September 30, 2009 included $7.8 million of net cash proceeds from the sale of the K-12 Services division.

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flow because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our test preparation revenue in the third quarter. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter. SES revenue was typically concentrated in the fourth and first quarters to more closely reflect the after-school programs’ greatest activity during the school year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk as a result of the outstanding debt under our credit facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At September 30, 2010 our total outstanding term loan balance under the credit facilities exposed to variable interest rates was $58.5 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $396,000. We do not carry any other variable interest rate debt.

Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our total revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.	Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, (the “Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions

As a result of this evaluation, our CEO and CFO concluded that the Company’s Disclosure Controls were effective as of September 30, 2010. The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Penn Foster which was acquired by the Company in a purchase business combination on December 7, 2009.

Changes in Internal Control over Financial Reporting

The Company expects the Penn Foster acquisition will have a material effect on the Company’s internal controls over financial reporting. In addition to the impact of incremental controls related to accounting and reporting for the Penn Foster business, the Company is in the process of transferring substantially all of its accounting operations to the Scranton, Pennsylvania location which was acquired with the Penn Foster acquisition. Although management believes appropriate internal controls and procedures have been designed and maintained, controls and procedures within the Scranton operations for recording, processing and summarizing of financial information have not been fully evaluated by the Company’s management as of September 30, 2010. The Company has engaged an independent, third party consulting firm to assist in the evaluation of internal controls of its Scranton operations, and expects to complete its assessment of and conclusion on the effectiveness of internal controls by the end of the fourth quarter of 2010.

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

On April 20, 2010, we entered into a contribution agreement with the National Labor College (“NLC”) and a newly formed subsidiary (“Services LLC”) owned 49% by the Company and 51% by NLC to support the development and launch of new programs (the “NLC Venture”). The services to be provided include a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services. Under the terms of the contribution agreement, we are required to make capital contributions to Services LLC in the aggregate amount of $20.8 million. As of September 30, 2010, we have made $5.0 million in capital contributions to Services LLC. In addition to the capital contributions, we are required to make certain working capital contributions and loans to Services LLC that will not exceed, in the aggregate, $14.3 million. As of September 30, 2010, we have made $800,000 in working capital contributions to Services LLC.

These contributions will increase operating expenses before we begin to recognize revenue from the NLC Venture. Our planned expenditures for the NLC Venture are based in part on expectations regarding future revenue and profitability of the NLC Venture. Accordingly, unexpected revenue shortfalls of the NLC Venture may decrease our gross margins and profitability and could cause significant changes in our operating results from quarter to quarter. As a result, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

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

We have issued restricted stock units to certain of our employees under the terms of our 2000 Stock Incentive Plan, as amended, or outside of such plan. On the date that these restricted stock units vest, we withhold, via a net exercise provision pursuant to the applicable restricted stock unit agreements, a number of vested shares with a value (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. In the first quarter of 2010 we withheld an aggregate of 21,396 shares of common stock at prices from $3.80 to $4.00 per share. In the second quarter of 2010 we withheld an aggregate of 19,130 shares of common stock at prices from $2.33 to $2.40. In the third quarter of 2010 we withheld an aggregate of 13,891 shares of common stock at prices from $1.87 to $2.18. Upon their withholding, these shares are retired to treasury stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.2	Amended and Restated Guaranty and Security Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent and collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.3*+	Executive Employment Agreement dated as of August 16, 2010 by and between The Princeton Review, Inc. and Christian G. Kasper.

10.4*+	Form of Indemnification Agreement by and between The Princeton Review, Inc. and each of the directors and executive officers of The Princeton Review, Inc.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ CHRISTIAN G. KASPER
Christian G. Kasper
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

November 9, 2010

Exhibit Index

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.2	Amended and Restated Guaranty and Security Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent and collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.3*+	Executive Employment Agreement dated as of August 16, 2010 by and between The Princeton Review, Inc. and Christian G. Kasper.

10.4*+	Form of Indemnification Agreement by and between The Princeton Review, Inc. and each of the directors and executive officers of The Princeton Review, Inc.

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.