Form 10-K
period 2010-12-31
PRINCETON REVIEW INC
filed 2011-03-15
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2010, as reported by the NASDAQ Global Market, was approximately $90 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 53,519,759 shares of $0.01 par value common stock outstanding at February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2011 Meeting of Stockholders to be held on June 21, 2011.

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

Overview

The Princeton Review is a leading provider of in-person, online and print education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today we believe that we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests. In December 2009, we acquired Penn Foster Education Group, a global leader in online education that provides career-focused degree and vocational programs in the fields of allied health, business, technology, education, and select other trades.

In 2010 the Company operated through the following four divisions:

•

The Higher Education Readiness (“HER”) division (formerly known as the Test Preparation Services division) provides in-person, and online test preparation courses, including classroom-based and small group instruction and individual tutoring in test preparation and academic subjects. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand as well as from the sale of more than 165 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand sold primarily through Random House, Inc. (“Random House”).

•

The Penn Foster division, acquired in December 2009, is the oldest and one of the largest distance career schools in the world, generating over 150,000 new enrollments annually. Penn Foster provides regionally and nationally accredited, career-focused, online degree and vocational programs in the US, Canada and over 150 countries around the world.

•

The Career Education Partnerships (“CEP”) division enters into strategic relationships with institutions of higher education to enhance those institutions’ ability to provide high quality, affordable online courses and programs to students. As of December 31, 2010, the CEP division has established two such strategic relationships. The first, with the National Labor College (“NLC”), involved the creation of a newly formed entity jointly owned by the Company and NLC which has supported the creation of a new School of Professional Studies at NLC offering bachelor degree completion programs to the AFL-CIO’s 11.5 million members and the working adults in their families. The second, with Bristol Community College (“BCC”), is a collaboration in which the Company provided capital, facilities and other assistance to BCC to enable BCC to create and sustain a new allied health care initiative, greatly expanding its capacity to educate aspiring healthcare workers and give them a quicker path to careers in health care.

•

Through the end of the 2009-2010 school year, the Supplemental Educational Services (“SES”) division provided tutoring and supplemental educational services under the No Child Left Behind Act of 2001 (“NCLB”). After careful consideration of the prospects for the business in the future, we exited the SES business after completing our SES programs at the end of the 2009-2010 school year.

On March 12, 2009, we completed the sale of substantially all the assets of our K-12 Services division, which provided a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance to CORE Education and Consulting Solutions, Inc. (“CORE”) in accordance with the terms and conditions of an Asset Purchase Agreement dated as of December 27, 2008. Accordingly, the accompanying consolidated financial statements reflect the K-12 Services division as a discontinued operation.

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

Higher Education Readiness (“HER”) Division

The HER division provides test preparation and other college readiness services to students taking the following major U.S. standardized tests:

SAT	LSAT (Law School Admissions Test)
GMAT (Graduate Management Admissions Test)	MCAT (Medical College Admissions Test)
GRE (Graduate Record Examination)	ACT (American College Test)
TOEFL (Test of English as a Foreign Language)	PSAT
USMLE (United States Medical Licensing Examination)	SAT Subject Tests
DAT (Dental Admission Test)	OAT (Optometry Admission Test)

Classroom-Based Course Offerings

Our test preparation programs are centered around our proprietary course methodology, quality instruction and strong customer service. Our experienced teachers generally work with small groups of students in our high school programs. In recent years we have expanded our product offerings to address the varied needs of our customers with respect to course duration, class frequency and price, among other factors. For a number of the major tests we provide the option of either a longer, more extensive course, or a shorter course designed to maximize instruction over a shorter time frame by focusing on test essentials. In certain cases we offer intensive weekender courses.

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

Private Tutoring Offerings

The Princeton Review private tutoring program is our most exclusive, customized offering. We offer one-to-one tutoring and small group instruction for all of the admissions tests. In addition, we provide individual assistance with academic subjects and admissions counseling. Tutoring is chosen by students and parents who want personalized instruction from our very best instructors on a flexible schedule.

Online Course Offerings

Our online programs are fully interactive and are particularly attractive to students who want the flexibility to prepare at any time of the day or night and on short notice. The online programs are designed for use by all of our classroom-based and tutoring students as well. Students can take tests or simply do extra work online on their own schedule. We offer a suite of online products, with a range of content options, which may be used to augment classroom courses or private tutoring or may be used instead of those offerings, including private tutoring programs delivered online. Our online tools have enriched all of our products while providing more flexibility by offering all Princeton Review students the ability to choose their best and most convenient way of learning as they progress through our programs.

School-Based Offerings

In addition to offering our standardized test preparation programs to individual students, we also offer our SAT, SAT Subject Test and ACT test preparation services and college readiness services to individual schools and school districts throughout the United States. The Princeton Review works with hundreds of such institutional clients to provide test preparation and college readiness services to their students. These clients range from remote private schools to large urban school districts and other sponsoring non-educational organizations. Our institutional programs are custom designed to meet the needs of these institutional clients and their students. Using similar materials and techniques, our teachers and, occasionally, district teachers trained by our instructors, deliver test preparation, remediation and enrichment programs to districts of all demographics. We also offer extensive testing and professional development services to teachers.

Test Preparation & Admissions Publications and Software

Examples of our books and educational software products include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Essential SAT Vocabulary Flashcards
Cracking the LSAT	Cracking the AP US History	Essential TOEFL Vocabulary Flashcards
Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	Math Workout for the GMAT	Crash Course for the SAT
GrammarSmart	Verbal Workout for the GMAT	Crash Course for the GRE
MCAT Biology Review	MCAT General Chemistry Review	MCAT Organic Chemistry Review
MCAT Physics and Math Review	MCAT Verbal Reasoning & Review

The Princeton Review: Cracking the SAT, ACT, GMAT, LSAT & GRE 2011 with DVD Editions

The Princeton Review: The Best 373 Colleges, Best 300 Business Schools, Best 172 Law Schools, Best 168 Medical Schools

Cracking the CAHSEE (California)	Roadmap to the HSPA (New Jersey)	Roadmap to the Virginia SOL
Roadmap to the FCAT (Florida)	Roadmap to TAKS (Texas)	Smart Junior Series

We also have produced popular mobile phone applications focused on vocabulary building, including two volumes of SAT Vocab Challenge and a GRE Vocab Challenge.

Franchised International Test Prep Operations

Historically, our classroom-based test preparation courses and tutoring services in North America had been delivered through Company-operated locations and through our independent franchisees, and our services in the rest of the world had been delivered solely through independent franchisees. Over the past several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, and in 2008 we acquired all of our remaining independent franchises in North America. As a result, our international operations are our only operations conducted through independent franchisees, and total revenue from our independent international franchisees is less than 1% of our total 2010 revenue. Our franchisees provide test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. Our franchisees pay us a royalty based on their cash receipts collected under the Princeton Review name. Certain franchisees also pay a fee for use by their students of our online course tools. Our franchisees also purchase our course materials, which they use in conducting their course and tutoring programs. Our franchisees do not provide Princeton Review online courses.

As of December 31, 2010, the Company had 19 franchises operating in 21 countries outside of the United States. Our independently-owned international franchises are located in Bahrain, Egypt, India, Israel, Jordan, Kuwait, Lebanon, Malaysia, Mexico, Northern Cyprus, Oman, Pakistan, People’s Republic of China, Qatar, Saudi Arabia, South Korea, Syria, Taiwan, Thailand, Turkey and the United Arab Emirates.

Sales and Marketing

We believe that the majority of our students and their parents choose our test preparation programs based on the strength of our brand and recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through our retail locations, national events and conferences, and relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. Nationally, we use search engine marketing, electronic media and direct mail to market our products and services to students and parents. These efforts drive enrollment and provide overall brand awareness. We have increased our enrollment partnership efforts, targeting large student groups and corporations that send a large number of students to college and graduate school. Through these relationships we receive preferential marketing exposure and qualified prospects. A robust national event and conference schedule, executed at a local level, rounds out our lead generation efforts. Locally, our retail sites manage the day-to-day execution of our marketing campaigns. Local sites augment our national efforts with highly targeted activities (advertisements in local school newspapers, distribution of posters and flyers in high traffic areas, and sponsorship of school activities) that serve to fill their course schedules and prospect pipelines. Virtually every employee in our regional offices is part of the sales force. They, along with our contact center representatives, counsel students and parents regarding specific program features and benefits across the entire suite of products. Educators remain one of the most important influencers of test preparation. As such, we devote considerable efforts to building positive relationships with schools. We have a sales team that specifically targets educational institutions and works directly with school administrators to develop programs that meet the unique needs of their students and families.

Product Design and Development

We believe that successful product design, development and enhancement have been, and will continue to be, essential to the success of our business. We believe that the strength of our reputation and brand name is directly attributable to the quality of our products and services, and we expect to continue to devote significant resources to enhancing our current products and services and offering additional high-quality products and services that are responsive to our customers’ needs. We rely on our development staff, teachers and other education experts to create and refine the materials used in our HER division. Our goal is to design and improve our products in such a way as to offer our students the best and most productive overall experience, while addressing their preferences and fitting within their lifestyles. We seek to accomplish this by:

•

Presenting an increasingly wide range of product offerings to meet the needs of potential customers, including traditional live classes, one-on-one tutoring and small group instruction, eLearning, books, admissions and financial aid counseling, and modular offerings;

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

Competition

The markets for college readiness services are highly competitive. Our HER division faces competition in standardized test preparation primarily from one other established national company, Kaplan, Inc., a division of The Washington Post Company. We also face competition from many local and regional companies that provide test preparation, career counseling and application assistance to students. For example, we estimate that a majority of pre-college test preparation services are performed by these local and regional providers and other companies who service this fragmented market, even though each of these competitors individually has a smaller market share than Kaplan, Inc. or us.

We believe that the principal competitive factors in the HER business include the following:

•	brand recognition;

•	ability to demonstrate measurable results;

•	availability of integrated online and offline solutions;

•	overall quality of user experience;

•	alignment of offerings with specific needs of students, parents and educators; and

•	value and availability of products and services.

We believe that we compete favorably with our competitors on the basis of these factors. We believe that our primary competitive advantage is our well-known and highly trusted Princeton Review brand, our extensive experience in test preparation, admissions and online education, our innovative, high-quality educational products and services, our rigorous teacher training and our employees. We also believe that our ability to attract students, parents and educators to our www.PrincetonReview.com web site offers higher education institutions access to a large body of potential applicants and offers sponsors and merchandisers an attractive source of potential consumers. However, some of our competitors may have more resources than we do, and they may be able to devote greater resources than we can to the development, production and sale of their services and respond more quickly than we can to new technologies or changes in the education marketplace. As a result, we may not be able to maintain our competitive advantages or otherwise compete effectively with current or future competitors.

We experience some seasonal fluctuations in revenue in the test preparation business as a result of the scheduled dates for standardized admissions tests and the typical school year calendar. We typically generate the largest portion of our test preparation revenue in the third quarter.

Penn Foster Division

The Penn Foster Acquisition and Strategy

In December 2009, we acquired Penn Foster Education Group, the oldest and one of the largest online education companies in the United States, for an aggregate cash purchase price of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing, and $497,000 paid in March 2010. We financed the acquisition by borrowing $157.3 million and issuing an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock. We believe that the acquisition of Penn Foster provides us with the following benefits:

Immediate Scale in Online Education. With over 200,000 online students, Penn Foster provides us with instant scale, credibility and expertise in online education. The Department of Education estimates that 40% of United States workers will need to be re-trained in the next several years, and the Obama administration has committed substantial future funding for job training programs. Penn Foster’s expertise in online career education affords us the ability to pursue these market opportunities. Penn Foster’s expertise also provides us with substantial technological capabilities, marketing leverage and online customer acquisition experience as we continue to augment the traditional classroom-based model of our HER Division with new online initiatives.

Compelling Student Value Proposition. Penn Foster provides a range of accredited degree, diploma and certificate programs in high growth, high demand career fields on an affordable and easily accessible basis. Students can acquire a quality education with flexible start dates and self-paced online study at a price that is lower than tuition fees charged by most of our competitors.

Increased Ability to Grow Through Partnerships. Penn Foster enhances our ability to increase revenues through partnerships with educational institutions (including not-for-profit institutions), professional and trade organizations and others. For example, we recently formed an online post-secondary education venture with NLC to provide high quality, affordable online courses to the AFL-CIO’s 11.5 million union members and their families.

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

Penn Foster offers academic programs through three primary educational institutions – Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. All course materials and supplies are mailed to students and are available online (except third-party textbooks). Students are given access to a personal homepage from which they can access online study guides, take exams, submit assignments, view financial standing, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

Penn Foster Career School

Penn Foster Career School programs teach current marketplace skills and are specifically designed to provide entry-level vocational training to students. Penn Foster Career School currently offers 68 career diploma and 50 certificate programs in allied health, business, technology and trade. Programs are continually refreshed and new programs are developed based on current labor market needs and the dynamics of specific career paths.

Penn Foster Career School is regionally accredited by the Middle States Commission on Secondary Schools, nationally accredited by the Distance Education and Training Council and licensed by the Pennsylvania State Board of Private Licensed Schools. The school has also been approved by the International Association of Continuing Education and Training.

Examples of Penn Foster Career School program offerings include the following:

Medical Coding & Billing	Electrician	Wedding Planner
Pharmacy Technician	HVAC Technician	Interior Decorator
Medical Transcriptionist	Dental Assistant	Certified Personal Trainer
Veterinary Assistant	Fitness & Nutrition	Child Care Management
Medical Administrative Assistant	Physical Therapy

Penn Foster College

Penn Foster College offers 21 associate degree and two bachelor’s degree programs across the fields of allied health, business, engineering and criminal justice. Penn Foster College is nationally accredited by the Distance Education and Training Council, is licensed by the Arizona State Board for Private Postsecondary Education and also carries industry recognitions or approvals such as from the American Veterinary Medical Association for the Veterinary Technician Associate Degree program. All Penn Foster College programs are also affiliated with Defense Activity for Non-Traditional Education Support (DANTES), which qualifies United States military personnel for tuition reimbursement.

Examples of Penn Foster College program offerings include the following:

Veterinary Technician	Business Management	Graphic Design
Early Childhood Education	Accounting	PC Maintenance Technology
Medical Assistant	Paralegal	Electrical Engineer
Criminal Justice	Health Information Tech	Computer Information Systems

To enroll in one of Penn Foster College’s degree programs, students are required to have a high school diploma or Graduate Equivalency Degree (GED) and must have Internet access. To earn an associate degree, a student must complete between 60 and 77 credits (depending on the course of study) and pass a proctored exam at the end of the four semesters of the program. Students may complete associate degree programs in as few as 18 months, but they are given up to six years from the date of enrollment to graduate.

Penn Foster High School

Penn Foster High School is one of the largest virtual high schools in the United States with more than 40,000 active students. Penn Foster High School is regionally accredited by the Middle States Commission on Secondary Schools and nationally accredited by the Distance Education and Training Council. The high school is also licensed by the Pennsylvania State Board of Private Licensed Schools and registered with the NCAA Initial-Eligibility Clearinghouse.

Each year, more than 6,500 students earn their high school diplomas through Penn Foster High School. The program requires completion of 21.5 credits for graduation, with each credit equivalent to 120 hours of coursework. Requirements include 16 credits in core academic subjects and five elective credits in disciplines chosen by the student and his or her counselor.

Examples of the more than 105 Penn Foster High School course offerings include the following:

English Literature	AP Biology	Web Design
Algebra	AP English	Child Day Care
World History	AP Micro Economics	Veterinary Assistant
Chemistry	AP Psychology	Medical Terminology

Sales and Marketing

Penn Foster’s marketing and enrollment activities are managed in-house through the “Foster Engine”, an enrollment and student services infrastructure that integrates Penn Foster’s lead generation and marketing capabilities with an on-site, state-of-the-art call center, a proprietary learning management system, curriculum development capabilities and robust Customer Relationship Management (CRM) technology. The Foster Engine generates and manages approximately 1.4 million leads annually. Penn Foster maintains the capabilities of a full service advertising agency and markets to prospective students through various channels, including Internet, television, print and direct mail. Advertising campaigns direct potential students to the Penn Foster web site or to our CRM center, which provides enrollment, student and retention services. The CRM center is equipped with a 283-seat call center with state-of-the-art communications, scripting and enrollment technology.

Product Design and Development

Penn Foster owns the course content for over 98 career programs, 21 degree programs, 105 high school courses and 2,000 industrial training courses. These courses and programs are continually refreshed and can be repurposed for a variety of programs, sales channels and delivery methods. We develop new certificate, diploma and degree programs by creating proprietary Penn Foster branded study guides to complement third-party textbooks. We also acquire intellectual property on a work-for-hire basis to permit the efficient reuse and repurposing of educational content across a wide array of programs. Since 2005, Penn Foster has launched a total of 80 new or updated career diploma/certificate programs, 15 college programs and 50 high school courses.

Competition

Our Penn Foster division faces competition from global corporations such as The Washington Post’s Kaplan University and the University of Phoenix, small providers operating a single physical campus, and traditional not-for-profit community colleges. Nationally, over 1,000 community colleges offer associate degrees, career diplomas and certificate programs. In addition, there are more than 700 vocational-technology and career schools in the United States. The Company considers the following schools among its most direct competitors: ITT, Allied Business Schools, Inc., Ashworth College (formerly Professional Career Development Institute), Universal Technical Institute, Corinthian College and Lincoln Tech. Penn Foster’s primary channel for generating student acquisition is the Internet, utilizing paid listings, third party (affiliate) lead aggregators, and natural search based on brand recognition. As a result of these Internet marketing efforts, the Penn Foster website is among the top ten most visited education websites in the world. We believe Penn Foster competes favorably because of its affordable pricing, customized payment plans, asynchronous academic calendar, exceptional student services, and career-focused secondary, vocational, and degree programs.

Government Regulation

In the United States, post-secondary education is highly regulated by accrediting bodies, state regulatory and licensing bodies and federal requirements under the Higher Education Act of 1965 Title IV. An institution’s accreditation affects financial aid, credit transferability and overall reputation. There are three main types of accreditation: Regional, National and Programmatic. Regional accreditation is highly focused on academic quality. There are six regional accrediting bodies including: Middle States Association of Colleges and Schools; New England Association of Schools and Colleges; The Higher Learning Commission: A Commission of the North Central Association of Colleges and Schools; Northwest Commission on Colleges and Universities; Southern Associations of Colleges and Schools; and Western Association of Schools and Colleges. National accreditation associations offer accreditation for specific types of institutions, such as private trade and technical schools, distance education programs and private business colleges. National accreditation is also focused on the academic quality and integrity of the institution as well as on student outcomes, such as placement into subject area and student satisfaction. Programmatic accreditation is highly focused and evaluates specific units, schools or programs within an institution. Penn Foster Career School is regionally accredited by the Commission on Secondary Schools of the Middle States Association of Colleges and Schools and is nationally accredited by the

Distance Education and Training Council. Penn Foster College is nationally accredited by the Distance Education and Training Council. The Associate of Science Degree program in Veterinary Technician is programmatically accredited by the AVMA, and the Associate of Science Degree program in Medical Assistant is programmatically accredited by SBHES. Penn Foster High School is regionally accredited by the Commission on Secondary Schools of the Middle States Association of Colleges and Schools and nationally accredited by the Distance Education and Training Council.

State regulations and licensing requirements vary from state to state and often focus on consumer protection. Before graduates can work in their profession, they must adhere to state regulatory and licensing requirements.

Career Education Partnerships (“CEP”) Division

In 2010 we entered into two important strategic relationships with institutions of higher education to enhance the ability of those institutions to provide new high quality, affordable online courses and programs to students. These two relationships form the core of our new CEP Division. Through agreements with community colleges and other higher education institution, the CEP Division provides services that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives.

NLC Strategic Relationship

Through our strategic relationship with NLC, the CEP division provides various services to NLC to support the development and launch of new programs, including bachelor degree completion and certificate programs, to approximately 11.5 million members of the AFL-CIO and their families. The services provided cover a broad range of functions, including marketing, enrollment support, technical support for the development of online courses, technical support for faculty and students and student billing and related services.

In January 2011 NLC began marketing the first three programs developed as a result of the strategic relationship. The three programs in NLC’s newly constituted School of Professional Studies, which are scheduled to commence in the Spring of 2011, are fully online bachelor’s degree completion programs in Construction Management, Emergency Readiness and Response Management and Business Administration. These programs are specifically geared for members of various unions to advance in their current jobs or move into growth areas for new jobs.

We believe that NLC’s access to the AFL-CIO’s members and their families represents an extremely attractive marketing opportunity which should enable NLC to market its programs at significantly lower cost than other comparable programs. Utilizing Penn Foster’s web marketing abilities, NLC should be able to reach the entire universe of 11.5 million AFL-CIO members and their families cost effectively. We also believe that as a result of our relationship with NLC and the AFL-CIO, we will have opportunities to market a variety of Penn Foster programs to union members and to create customized programs to meet the needs of individual unions.

Our strategic relationship with NLC is in the form of a limited liability company called NLC-TPR Services, LLC (“Services LLC”) which is owned 49% by the Company and 51% by NLC. Services LLC is governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. As described below, these agreements require the Company to provide substantially all of the initial capital contributions and, to the extent of those contributions, absorb all of the losses of Services LLC.

Under the Contribution Agreement, NLC contributed a ten-year license to Services LLC to use NLC and AFL-CIO trademarks and membership lists in support of the administration, marketing and servicing of the NLC educational programs. The Company is required to contribute an aggregate of $20.8 million in cash to Services LLC (the “Capital Contribution”) in payments, to be distributed immediately upon receipt to NLC as a return of capital. The Company paid $5.0 million of the Capital Contribution during the second and third quarters of 2010 and paid an additional $5.8 million in February 2011 upon NLC obtaining specified regulatory approvals. Provided that NLC obtains the specified regulatory approvals (which it has obtained) and maintains its education regulatory status and certain other conditions, the Company is obligated to pay $5.0 million of the Capital Contribution in January 2012 and $5.0 million in January 2013. The Contribution Agreement provides for events of termination, including if NLC is unable to obtain certain regulatory approvals prior to March 31, 2011 (which it has obtained), suffers certain adverse regulatory actions, or is unable to fulfill certain operational obligations to Services LLC.

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

In accordance with the LLC Agreement and as a result of the contributions described above, Services LLC is owned 49% by the Company and 51% by NLC. The activities and affairs of Services LLC are managed by a five member board of managers, two designated by the Company and three designated by NLC. Certain matters, as defined, require a supermajority vote that must include at least four of the five board members. Profits and losses of Services LLC are allocated to the Company and NLC based on their respective ownership percentages. However a loss limitation provision stipulates that the Company shall be allocated 100% of accounting losses to the extent of its contributions, which include the Capital Contribution and the Working Capital Contributions.

BCC Collaboration

Under our collaboration with BCC (the “Collaboration”), the CEP division provides program funding, facility procurement and management services as well as certain other services to BCC to enable BCC to offer a new allied health care initiative called eHealth Careers. The Collaboration enables BCC to expand its allied health care program offerings, which typically have extensive waiting lists of prospective students. The new health care initiative offers students a faster track to obtain health care degrees, in newer facilities and makes use of more online and “hybrid” (partially on-line) courses in return for a higher level of tuition and fees than BCC’s normal health care degree programs.

Under the Collaboration we fund all capital and operating expenditures of the health care initiative including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the BCC Collaboration and expenses incurred by BCC in the administration and operation of BCC Collaboration course programs. In exchange for these services, BCC compensates us through reimbursement of all costs incurred in connection with the BCC Collaboration plus a services fee, to the extent of revenues collected for the BCC Collaboration course programs. The service fee is equal to the greater of 15% of revenues collected by BCC for the BCC Collaboration course programs or 15% of our average unreimbursed BCC Collaboration costs and fees.

The eHealth Careers program will consist of programs that will train students for careers in such fields as medical coding, phlebotomy, therapeutic massage, complementary healthcare and EMT services. We believe the eHealth Careers program will attract students who are looking to improve their career prospects and who value the flexibility of the programs. Students can fit their education into a busy schedule but still receive an Associates degree in as little as 15 months because of support and services such as online tutorial and mentoring programs and modern technologies and facilities.

Supplemental Educational Services (“SES”) Division

Through the end of the 2009-2010 school year we delivered state-aligned research-based academic tutoring instruction designed to increase the academic achievement of students in schools in need of improvement in school districts throughout the country. Our customized services provided students intensive, live instruction related to math and English language arts (including reading) within a small group setting. SES providers in a state must be approved by the state’s Board of Education. Title 1 schools (schools in local school systems with high percentages of students eligible for free or reduced-fee lunch) in the state that have not made adequate yearly progress under NCLB for three years may then offer that SES provider’s services to eligible students. Districts send an annual notice to eligible parents listing all of the providers approved to serve their district. Parents select from this list the SES provider to tutor their children. Districts and the state’s Board of Education monitor the services and compliance. After careful consideration of the prospects for the business in the future, we exited the SES business after completing our SES programs at the end of the 2009-2010 school year.

When we were engaged in the SES business, we typically provided instruction with teachers hired from the schools and districts we serviced. Average total instruction time per student ranged from 30 to 60 hours over several weeks. Classes were supervised by Company staff to ensure maximum attendance, compliance with district rules and regulations, and the execution of a quality program.

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

In the 2009-2010 school year, we worked with a number of school districts across the country, including districts in the following states and the District of Columbia: Alabama, Connecticut, Florida, Illinois, Indiana, Louisiana, Maryland, Massachusetts, New Jersey, New York and Rhode Island.

In the 2009-2010 school year we experienced greater variability in school districts’ willingness to fully utilize funds allocated to SES programs, as well as generally later program start dates and greater competition from individual school districts that developed and offered internally developed SES programs. In addition, there was increased uncertainty about the future of NCLB and the concept of adequate yearly performance as a means of allocating Title I funding. These factors formed the basis for our decision to exit the SES business after completing our SES programs at the end of the 2009-2010 school year.

Competition

In the 2009-2010 school year, we believe there were approximately 2,000 companies providing SES services in the United States. Our division’s primary competitors included Rocket Learning, Learn-It Systems, A+ Tutoring, BELL, Newton Learning, Supreme Evaluations and Club Z. It is also not uncommon for a school district to also provide its own services.

Significant Customers

The largest customer in our SES division accounted for 3% of our total revenue in 2010. The top two customers in the SES division collectively accounted for 55% of that division’s revenue in 2010.

Acquisitions and Dispositions

On December 7, 2009, we purchased Penn Foster Education Group, Inc. (the “PF Acquisition”) for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing and $497,000 paid in March 2010. To finance the PF Acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation, (ii) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”), (iii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iv) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all of our outstanding Series C Convertible Preferred Stock.

On March 7, 2008, we acquired Test Services, Inc. (“TSI”), the operator of eight of our franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4.6 million in cash. Because the aggregate value of the Alta Shares, plus $4.6 million, was less than $36 million on March 31, 2010, we became obligated to pay additional consideration of $9,942,663 to Alta (the “Additional Consideration”) in the form of additional shares of Company common stock equal to the shortfall of such value below $36 million, calculated in accordance with the TSI Merger Agreement. On March 31, 2010, in accordance with the merger agreement, we issued 1,437,000 shares of common stock to Alta representing $5,589,930 of the Additional Consideration. Pursuant to an agreement also entered into on March 31, 2010, we amended the post-closing payment terms of the merger agreement and agreed to pay the balance of the Additional Consideration of $4,352,733 (the “Remaining Additional Consideration”) in shares of our common stock, subject to stockholder approval at the Annual Meeting. Our stockholders approved that issuance of common stock to Alta at our June 22, 2010 Annual Meeting, and on August 30, 2010 we issued 2,049,309 shares of common stock in full settlement of the Remaining Additional Consideration.

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

On March 12, 2009, we completed the sale of substantially all the assets of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”) in accordance with the terms and conditions of an Asset Purchase Agreement dated as of December 27, 2008. The aggregate consideration for the sale consisted of (1) $9.5 million in cash paid on the closing date and (2) additional cash consideration of $2.3 million, which represented the net working capital of the K-12 Services division as of the closing date.

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

We intend to continue to pursue strategies to maximize stockholder value, which may include acquisitions and partnerships or joint ventures that will help us further expand our product offerings or grow geographically or other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. From time to time, we have made investments in businesses with which we wanted to build strategic relationships, and we may do so in the future. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

Employees

As of December 31, 2010, we had approximately 898 full-time employees and 140 part-time employees, not including our part-time teachers. As of December 31, 2010 we also had approximately 4,828 additional part-time teachers or adjunct faculty. 200 of our Penn Foster employees are covered by a collective bargaining agreement with United Steel, Paper, and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Serviceworkers International Union, AFL-CIO-CLC. We consider our employee relations to be good.

Segment Information

For financial information relating to our operating divisions by business segment, see Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Over the last few years, the Company has significantly restructured its operations, expanded certain business lines and invested in systems and infrastructure. These investments, combined with Sarbanes-Oxley compliance costs and restructuring costs, have driven losses in each of our last three fiscal years. We have incurred net losses of approximately $51.7 million, $12.4 million, and $8.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we had an accumulated deficit of approximately $181.4 million.

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

Our substantial indebtedness could affect our future operations in important ways. For example, it could:

•

require us to use a large portion of our cash flows from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations, capital expenditures or other business opportunities, including acquisitions and research and development projects;

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

On April 20, 2010, we entered into a contribution agreement with the National Labor College (“NLC”) and a newly formed subsidiary (“Services LLC”) owned 49% by the Company and 51% by NLC to support the development and launch of new programs (the “NLC Venture”). The services to be provided include a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services. Under the terms of the contribution agreement, we are required to make capital contributions to Services LLC in the aggregate amount of $20.8 million. As of December 30, 2010, we have made $5.0 million in capital contributions to Services LLC. In addition to the capital contributions, we are required to make certain working capital contributions and loans to Services LLC that will not exceed, in the aggregate, $14.3 million. As of December 30, 2010, we have made $1.2 million in working capital contributions to Services LLC.

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

The success of our Higher Education Readiness business depends on the continued use of standardized tests. If the use of standardized tests declines or falls out of favor with educational institutions or state and local governments, the markets for many of our products and services will deteriorate and our business will be materially adversely affected.

Our contracts with schools, school districts, municipal agencies and other governmental bodies present several risks, including the timing of revenue recognition, which, combined with fixed expenses, puts a strain on our working capital requirements.

The Company enters into a number of contracts with schools, school districts, municipal agencies, and other governmental bodies. These contracts present several types of risks and uncertainties. Many of our contracts with school districts are school-year contracts subject to annual renewal at the option of the school district, and in many instances the school district can terminate or modify the contracts at their convenience. Any number of factors could cause a school district to terminate or fail to renew a contract or otherwise affect a school district’s willingness to contract with us, including budget cuts, negative publicity (whether or not the reason for such publicity is within our control) and changes in the composition of local school boards or changes in school district administration. Any termination or non-renewal of a contract with a school district could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other school districts. Additionally, the approval processes of some of our customers in this area, which are required for formal contract execution, are lengthy and cumbersome and, in many cases, are not completed prior to the time we begin performance. This means that we, at times, incur substantial costs prior to the formal execution of these agreements by the customer.

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

The markets for our products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue, profitability and market share. In particular, competition in the markets served by our Higher Education Readiness division have resulted in recent price reductions in many of our services offered by that division. Our current competitors include but are not limited to:

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

We expect to continue to derive a portion of our revenue from sales of our products and services to educational institutions. Our ability to generate revenue from these sources may be adversely affected by decreased government funding of education. Public school funding is heavily dependent on support from federal, state and local governments and is sensitive to government budgets. In addition, the government appropriations process is often slow and unpredictable. Funding difficulties also could cause schools to be more resistant to price increases in our products, compared to other businesses that might be better able to pass on price increases to their customers.

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

Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance and you should not rely on them to predict the future performance of our stock price. In addition, our past results may not be indicative of future performance because several of our businesses were introduced, acquired, sold or discontinued relatively recently.

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

We depend on the contributions and abilities of key executives and other employees. In addition, over the past three years we have experienced a great deal of turnover within our finance and accounting department, including most recently as a result of the relocation of most of our accounting operations to Scranton, Pennsylvania in connection with combining our finance and accounting department with that of Penn Foster. In addition, three of our executive officers are new to the Company since November 2009, and as a result the Company could experience instability from a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations.

Our business may be harmed by actions taken by our franchisees that are outside our control.

Less than 1% of our 2010 revenue was derived from royalties paid to us by our international franchisees and from sales of our course and marketing materials to these franchisees. If our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, including failing to hire and train qualified managers or instructors or failing to abide by all applicable laws and regulations, our image and reputation may suffer and our revenue could decline. Moreover, since all of our franchisees are currently located outside the United States, we have limited ability to monitor the day to day operations of their businesses. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreement, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer and our revenue could decline.

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

An accounting standard relating to goodwill and other intangible assets requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment. To the extent these assets are deemed to be impaired, they must be written down. Any future write down of goodwill, while non-cash, would adversely affect our operating results. As of December 31, 2010, we had goodwill of $185.2 million related to acquisitions.

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

If we experience system failures relating to our upcoming launch of our new computer system or otherwise, our reputation may be harmed and users may seek alternate service providers causing us to lose revenue.

If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. While most of our primary systems are located at professional data centers with redundancy for power, A/C and internet access, we do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems. Furthermore, we have spent significant resources over the last 2 years upgrading many of our information technology systems, including those that we use in our HER business. We expect that this upgrade will be substantially completed in 2011, at which time we will begin using the new systems. The transition to the new systems may cause disruptions, delays or other failures which could adversely affect our business. In addition, we may experience delays in completing the new systems, which could increase the costs associated with them and cause interruptions in our business. Any disruptions, delays or other failures resulting from that upgrade or the acts or omissions of our third party provider or certain systems operations could reduce our revenues, harm our reputation and cause us to incur substantial expense.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

If the trading price of our common stock remains below $1 per share, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share. If our minimum closing bid price per share falls below $1.00 for a period of 30 consecutive trading days, we may be subject to delisting procedures. Our stock has traded below $1.00 per share for several consecutive trading days prior to the filing of this Annual Report on Form 10-K.

A delisting from the NASDAQ Capital Market would make the trading market for our common stock less liquid, and would also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

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

Certain rights granted to the holders of our Series D Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions and may hinder a change of control.

Certain terms of our Series D Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions. For example, the holders of our Series D Preferred Stock:

•	are entitled to elect three directors to our Board of Directors;

•	can prevent our issuance of securities with equal or superior rights, preferences or privileges to those of the Series E Preferred Stock;

•	can prevent the payment of dividends;

•	can prevent the sale or other divestiture of material assets; and

•	can prevent a change in control of our company.

These rights (and all other rights and privileges relating to the Series D Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Framingham, Massachusetts, where we lease approximately 17,000 square feet of office space under a lease that expires on January 31, 2013. As of December 31, 2010, we also leased an aggregate of approximately 345,000 square feet of office space for additional operations in New York, New York, and our approximately 100 regional offices or classroom locations located in 28 states, Washington D.C., Canada and Puerto Rico, as well as two Penn Foster offices in Scottsdale, Arizona and Montreal, Quebec. We also lease approximately 16,000 square feet of facility space in New Bedford, Massachusetts for the operations of our collaboration with Bristol Community College under our CEP division. We own our 118,300 square foot office building in Scranton, Pennsylvania and a 82,180 square foot distribution facility in Ransom, Pennsylvania.

Item 3.	Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings other than as described below.

On January 21, 2011, the Princeton Review received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York, seeking documents and information relating to the Supplemental Education Services provided by the Princeton Review in New York City during 2002-2010. The Princeton Review is cooperating with the U.S. Attorney’s Office in providing the requested documents and information.

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

	2010		2009
Fiscal Quarter	High	Low	High	Low
First	$4.50	$3.46	$5.74	$4.21
Second	4.00	2.13	5.49	3.85
Third	2.51	1.87	6.17	3.85
Fourth	2.04	0.87	5.30	3.54

As of February 28, 2011, the last reported sale price of our common stock on the NASDAQ Global Market was $0.92 per share. As of February 28, 2011, there were 53 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Repurchases

We have issued restricted stock units to certain of our employees under the terms of our 2000 Stock Incentive Plan, as amended, or outside of such plan. On the date that these restricted stock units vest, we withhold, via a net exercise provision pursuant to the applicable restricted stock unit agreements, a number of vested shares with a value (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. In the fourth quarter of 2010 we withheld an aggregate of 9,739 shares of common stock at prices from $0.95 to $1.18. Upon their withholding, these shares are retired to treasury stock.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2010, which has been derived from our consolidated financial statements. The financial data for the consolidated balance sheet data as of December 31, 2010 and 2009 and the consolidated statement of operations and cash flows for the years ended December 31, 2010, 2009 and 2008 has been derived from the consolidated financial statements included elsewhere herein. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Higher Education Readiness	$102,766	$110,414	$108,454	$93,417	$90,418
Penn Foster	96,387	5,485	—	—	—
Career Education Partnerships	597	—	—	—	—
SES	14,676	27,620	30,320	17,197	6,798

Total Revenue	214,426	143,519	138,774	110,614	97,216
Operating expenses
Cost of goods and services sold (exclusive of items below)	76,979	55,998	51,147	41,615	34,583
Selling, general and administrative	118,916	78,579	78,899	78,331	65,481
Depreciation and amortization	35,439	8,347	4,665	4,330	4,962
Restructuring	4,327	7,711	2,233	8,853	—
Acquisition and integration expenses	5,362	2,984	—	—	—
Impairment of investment	—	—	—	1,000	300

Total operating expenses	241,023	153,619	136,944	134,129	105,326

Operating (loss) income from continuing operations	(26,597)	(10,100)	1,830	(23,515)	(8,110)
Interest expense	(21,793)	(2,565)	(1,005)	(1,232)	(1,028)
Interest income	29	36	373	884	322
Other (expense) income	(341)	(517)	81	(7,558)	(34)
(Provision) benefit for income taxes	(1,686)	(756)	(1,463)	605	(819)

Loss from continuing operations	$(50,388)	$(13,902)	$(184)	$(30,816)	$(9,669)

Loss per share:
Basic and diluted loss from continuing operations	$(1.26)	$(0.18)	$(0.15)	$(1.19)	$(0.37)
Basic and diluted weighted average shares used in computing loss from continuing operations	46,868	33,728	32,409	27,877	27,578

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$15,287	$10,701	$9,468	$26,186	$10,822
Total assets	380,185	389,807	174,496	124,048	121,674
Working capital (current assets less current liabilities)	(18,796)	(8,338)	(206)	15,634	(2,207)
Long-term debt	124,516	142,072	17,488	1,105	14,127
Deferred tax liabilities	25,561	31,499	5,912	4,385	3,703
Preferred stock	115,614	97,326	62,646	57,951	6,000
Stockholders’ equity	32,800	45,259	46,430	12,904	37,461

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

•

In 2010, we established a new Career Education Partnerships division with the consummation of a strategic venture with the National Labor College and a collaboration with Bristol Community College; we exited our SES business at the end of the 2009-2010 school year; we repaid our bridge notes with proceeds from the sale of 16.1 million shares of our Class A common stock; we increased our $50.0 million credit facility with General Electric Capital Corporation and a syndicate of banks to $72.5 million; we issued 10,000 new shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) and converted the Series E Preferred Stock to Series D Convertible Preferred Stock.

•

In 2009, we purchased Penn Foster Education Group, Inc. (the “PF Acquisition”) for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing, and $497,000 paid in March 2010. To finance the PF Acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Preferred Stock with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

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

Overview

The Princeton Review is a leading provider of in-person, online and print education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today, based on our experience in the test preparation industry, we now believe that we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests.

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

On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), the oldest and one of the largest online education companies in the United States, for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing and $497,000 paid in March 2010. To finance the acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

In 2010 we operated through our Higher Education Readiness (“HER”), Penn Foster, CEP and Supplemental Educational Services (“SES”) divisions. We exited the SES business as of the end of the 2009-2010 school year and therefore do not expect to continue to report under this segment after the current year.

Higher Education Readiness Division (formerly referred to as our Test Preparation Services Division)

The HER division derives the majority of its revenue from classroom-based and online test preparation courses and tutoring services. This division also receives royalties from its independent franchisees, which provide classroom-based courses under the Princeton Review brand. As a result of the acquisition of Test Services, Inc. (“TSI”) in March 2008, the Princeton Review franchises in several southern California locations, Utah and New Mexico (“SoCal”) in July 2008 and the Princeton Review Pittsburgh, Inc. in October 2008, we do not have any remaining domestic franchisees as of December 31, 2008. Additionally, this division receives royalties and advances from Random House for books authored by The Princeton Review.

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

Discontinued Businesses

The Company’s former K-12 Services division provided a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the K-12 Services division is presented as a discontinued operation in this Form 10-K. In December 2008, the Company signed a definitive agreement to sell the K-12 assets to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. As a result of the Company’s commitment to dispose of the division and the CORE sale agreement, a $5.4 million impairment charge was recognized in 2008 to reduce the carrying value of the assets of the K-12 business to their estimated fair value, less costs to dispose. On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE. The aggregate consideration for the sale consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of $2.3 million, which represented the net working capital of the K-12 Services division as of the closing date, which was finalized and paid on October 7, 2009. As a result of this sale, a $3.2 million gain was recognized in 2009. On March 10, 2010, the Company subleased its former K-12 Services facility located in New York City for the remaining term of the original lease, which expires in July 2014. The Company recorded a liability of $1.3 million in 2010 based on the estimated fair value of the remaining contractual lease rentals, reduced by the sublease rentals expected to be received under the sublease agreement. The charge for the liability was recorded in discontinued operations in the consolidated statement of operations in 2010.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Revenue:
Higher Education Readiness	$102,766	$110,414	$(7,648)	(7)%
Penn Foster	96,387	5,485	90,902	1657%
Career Education Partnerships	597	—	597	100%
SES Services	14,676	27,620	(12,944)	(47)%

Total revenue	214,426	143,519	70,907	49%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	76,979	55,998	20,981	37%
Selling, general and administrative	118,916	78,579	40,337	51%
Depreciation and amortization	35,439	8,347	27,092	325%
Restructuring	4,327	7,711	(3,384)	(44)%
Acquisition and integration expenses	5,362	2,984	2,378	80%

Total operating expenses	241,023	153,619	87,404	57%
Operating loss from continuing operations	(26,597)	(10,100)	(16,497)	163%

Interest expense	(21,793)	(2,565)	(19,228)	750%
Interest income	29	36	(7)	(19)%
Other (expense) income, net	(341)	(517)	176	(34)%
Provision for income taxes	(1,686)	(756)	(930)	123%

Loss from continuing operations	$(50,388)	$(13,902)	$(36,486)	262%

Revenue

For the year ended December 31, 2010, total revenue increased by $70.9 million, or 49%, from $143.5 million in 2009 to $214.4 million in 2010.

HER revenue decreased by $7.6 million, or 7%, to $102.8 million in 2010 from $110.4 million in 2009. Approximately $4.4 million of the decrease was primarily attributable to a decrease in classroom-based course revenue, despite an increase in the total enrollments, as a higher percentage of our enrollments were in lower priced services. Tutoring revenue declined by approximately $3.6 million due to reduced hours of tutoring per student despite increased enrollments and increases in price per hour of tutoring. We will be working to increase the number of hours per student in 2011. Institutional revenue decreased by approximately $836,000 due to some one-time perpetual license sales in 2009 that were not repeated in 2010. We expect institutional sales to grow as college readiness becomes a critical metric to evaluate the success of K-12 schools and districts. These decreases were partially offset by an increase of $466,000 in online revenues as we continue to market our expanding online course content, and an increase of $726,000 in licensing revenue due to new publications and increased book sales.

Penn Foster revenues increased by $90.9 million, to $96.4 million in 2010 from $5.5 million in 2009. These revenues primarily represent tuition sales from individual students enrolled and completing exams in Penn Foster’s online Career School, College and High School educational institutions. The increase in revenues was primarily attributable to the Company having owned the division for the full year in 2010, as compared to the prior year when the division was acquired on December 7, 2009. The division has been pursuing a strategy of shifting enrollment focus to a more committed student base, resulting in higher revenues per enrollment. Consistent with this strategy, slightly lower enrollments during 2010, as compared to 2009 (including the pre-acquisition period), were offset by higher revenues per enrollment. In addition, effective pricing and favorable retention initiatives implemented during 2009 had a positive impact on 2010 revenues.

CEP revenues of $597,000 in 2010 were generated by reimbursable expenses incurred in conjunction with the BCC collaboration agreement entered into in September 2010. In addition to the successful procurement of a facility in New Bedford, Massachusetts that we are currently building out to accommodate new enrollments in healthcare programs of the collaboration, we are actively marketing the collaboration programs and BCC has successfully begun enrolling students into the programs, which started in October 2010. We do not expect any revenue to be generated from the NLC venture until we begin enrolling students in active programs, which is anticipated to occur by the end of the second quarter of 2011.

SES revenues decreased by $12.9 million, or 47%, to $14.7 million in 2010 from $27.6 million in 2009. This decrease was primarily attributed to declining enrollments due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that developed and offered internally developed SES programs. We do not expect to generate any SES Services revenue beyond December 31, 2010 as we exited the SES business as of the end of the 2009-2010 school year.

Cost of goods and services sold

For the year ended December 31, 2010, total cost of goods and services sold increased by $21.0 million, or 37%, to $77.0 million in 2010 from $56.0 million in 2009.

HER cost of goods and services sold decreased by $801,000, or 2%, to $39.2 million in 2010 from $40.0 million in 2009. Gross margin during the year for the HER division decreased modestly from 64% to 62%, primarily as a result of a slight reduction in class sizes. The reduction in class size is due to the increased number of options for our students.

Penn Foster cost of goods and services sold increased by $28.4 million, to $30.3 million in 2010 from $1.9 million in 2009. These expenses represent course materials and education, distribution and customer service costs associated with the revenue generated by the Penn Foster division. The increase was primarily attributable to the Company having owned the division for the full year in 2010, as compared to the prior year when the division was acquired on December 7, 2009. Gross margin during 2010 for the Penn Foster division was 69%.

SES cost of goods and services sold decreased by $6.6 million, or 47%, to $7.5 million in 2010 from $14.2 million in 2009 as a result of the decreased student enrollments. This decrease was partially offset by a $942,000 inventory write-off associated with our decision to exit the SES business as of the end of the 2009-2010 school year. Gross margin for the SES Services division remained flat from 2009 to 2010 at 49%.

Selling, General and Administrative Expenses

For the year ended December 31, 2010, selling, general and administrative expenses increased by $40.3 million, or 51%, to $118.9 million in 2010 from $78.6 million in 2009.

HER selling, general and administrative expenses decreased by $3.1 million, or 6%, to $48.0 million in 2010 from $51.1 million in 2009. This decrease is primarily due to increased efforts to reduce expenses, including salaries and advertising and marketing expenses.

Penn Foster selling, general and administrative expenses increased by $43.0 million, to $45.4 million in 2010 from $2.4 million in 2009. These expenses represent advertising, promotional, marketing and administrative costs for the Penn Foster division. The increase was primarily attributable to the Company having owned the division for the full year in 2010, as compared to the prior year when the division was acquired on December 7, 2009.

CEP selling, general and administrative expenses of $4.5 million in 2010 primarily represent personnel costs and professional fees associated with the establishment and development of this new division.

SES selling, general and administrative expenses decreased by $7.3 million, or 57%, to $5.5 million in 2010 from $12.8 million in 2009. The decrease is due primarily to lower compensation expense and cost reductions as a result of the decline in revenue and due to our decision to exit the SES business as of the end of the 2009-2010 school year. We do not expect to incur any SES selling, general and administrative expenses beyond December 31, 2010.

Corporate selling, general and administrative expenses increased by $3.2 million or 26%, to $15.5 million in 2010 from $12.3 million in 2009 primarily due to increased compensation expense and increased professional service fees attributed to our outsourced information technology function and due to the elimination of corporate overhead allocated to the SES business during the third and fourth quarters of 2010, as we are no longer operating the SES business following the 2009-2010 school year which ended in June 2010.

Depreciation and amortization

For the year ended December 31, 2010, depreciation and amortization expense increased by $27.1 million to $35.4 million from $8.3 million in 2009. The increase is primarily the result of $19.6 million of incremental depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with $6.6 million of accelerated depreciation and amortization charges associated with actions taken to exit the SES business, to close our administrative office in New York City and to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. In addition, we changed the estimated useful lives for certain fixed assets under a revised depreciation policy, resulting in additional depreciation and amortization of $1.6 million. We also recorded $1.4 million of amortization expense for the year ended December 31, 2010 relating to a license acquired in conjunction with the NLC strategic venture. These increases were partially offset by a $2.1 million decrease due to the impact of assets reaching the end of their depreciable lives.

Restructuring

For the year ended December 31, 2010, restructuring charges were $4.3 million as compared to $7.7 million in 2009. The restructuring charges for 2010 include $423,000 of severance and termination benefits primarily related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania and $2.1 million of lease termination charges and other charges associated with the closure of our administrative office in New York City. The charges also include $820,000 of employee severance and termination benefits and $969,000 of office shut-down expenses associated with our decision to exit the SES business as of the end of the 2009-2010 school year. Absent any future events that may impact management’s assumptions used in estimating the fair value of the remaining lease obligations for the New York City and SES offices, we do not anticipate any additional restructuring charges in 2011.

The restructuring charges for 2009 related to two restructuring initiatives that were commenced during the year. In the first quarter of 2009, we announced and commenced an initiative to outsource our information technology operations, transfer the majority of remaining corporate functions located in New York City to offices located near Boston, Massachusetts, and simplify our management structure following the sale of the K-12 Services division. This initiative resulted in $5.4 million of restructuring charges, primarily related to employee severance and termination benefits and external transition fees and duplicative costs associated with the transition of information technology operations to a third party. Substantially all cash payments associated with this initiative were made by the end of 2009.

Following our acquisition of Penn Foster on December 7, 2009, we announced and commenced a restructuring initiative in the fourth quarter of 2009 that involved the consolidation of our real estate portfolio and certain operations, the reorganization of our management structure and the elimination of certain duplicative assets and functions. In conjunction with this initiative, certain senior management roles were eliminated and on

December 17, 2009, we notified certain employees of our intention to close our administrative office in New York City. We incurred restructuring charges of $2.3 million for this initiative related to employee severance and termination benefits.

Acquisition and integration expenses

Acquisition and integration expenses increased by $2.4 million, or 80%, to $5.4 million in 2010 from $3.0 million in 2009. Acquisition and integration expenses in 2010 consist primarily of accounting and advisory fees associated with the acquisition and audit of Penn Foster and integration costs associated with combining our legacy systems and operations with Penn Foster. Acquisition and integration expenses in 2009 consisted of legal and accounting fees associated with due diligence and other preparations for the acquisition of Penn Foster on December 7, 2009.

Interest expense

Interest expense increased by $19.2 million, to $21.8 million in 2010 from $2.6 million in 2009, primarily as a result of the indebtedness to fund the Penn Foster acquisition on December 7, 2009. In April 2010, we repaid our bridge notes in full with proceeds from a public stock offering and, as a result, saved approximately $1.6 million in quarterly interest charges. In August 2010, we refinanced our $50.0 million credit facility with General Electric Capital Corporation (“GE Capital”) by entering into a $72.5 million credit facility, consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility, with GE Capital and a syndicate of banks. The new credit facility provides for more favorable interest rates and greater flexibility with respect to financial maintenance covenants.

Other (expense) income, net

Other (expense) income, net for year ended December 31, 2010 primarily consists of a charge of $954,000 related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes in April 2010 and a charge of $186,000 relating to fees and expenses associated with the refinancing of our credit facility with GE Capital in August 2010. These charges are primarily offset by $757,000 of income recognized from the change in fair value of our embedded derivatives.

Other (expense) income, net for the year ended December 31, 2009 included a charge of $878,000 related to a prepayment premium fee and the write-off of unamortized debt issuance costs related to the retirement and cancelation of the Wells Fargo credit facility on December 7, 2009. This charge was offset in part by $100,000 of income recognized from the change in fair value of our embedded derivatives and $169,000 of income recognized from additional proceeds received from the sale of stock in a private investment that occurred in September 2008.

Income Taxes

During 2009 and 2010, we continued to record a valuation allowance against the deferred tax assets net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. We will continue to record such allowances until we have established a reasonable history of generating pre-tax income coupled with an expectation of generating future pre-tax profits which substantiate an ability to recover net deferred tax assets. Accordingly, any tax benefit or provision we have recorded in 2010 or 2009 relates primarily to deferred taxes due to the temporary difference related to tax-deductible amortization of goodwill which cannot be expected to reverse in the foreseeable future, taxes on income related to our Canadian operations, withholding tax on income from foreign franchisees, and state taxes.

For the year ended December 31, 2010, the provision for income taxes increased by $930,000, to $1.7 million, from $756,000 for the year ended December 31, 2009. The increase is mainly a result of state income taxes arising from the operations of Penn Foster. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state and foreign income taxes from operations in jurisdictions that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Comparison of Years Ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2008
Revenue:
Higher Education Readiness	$110,414	$108,454	$1,960	2%
Penn Foster	5,485	—	5,485	100%
SES Services	27,620	30,320	(2,700)	(9)%

Total revenue	143,519	138,774	4,745	3%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	55,998	51,147	4,851	9%
Selling, general and administrative	78,579	78,899	(320)	0%
Depreciation and amortization	8,347	4,665	3,682	79%
Restructuring	7,711	2,233	5,478	245%
Acquisition expenses	2,984	—	2,984	100%

Total operating expenses	153,619	136,944	16,675	12%
Operating (loss) income from continuing operations	(10,100)	1,830	(11,930)	(652)%

Interest expense	(2,565)	(1,005)	(1,560)	155%
Interest income	36	373	(337)	(90)%
Other (expense) income, net	(517)	81	(598)	(738)%
Provision for income taxes	(756)	(1,463)	707	(48)%

Loss from continuing operations	$(13,902)	$(184)	$(13,718)	7,455%

Revenue

For the year ended December 31, 2009, total revenue increased by $4.7 million, or 3%, from $138.8 million in 2008 to $143.5 million in 2009.

HER revenue increased by $2.0 million, or 2%, to $110.4 million in 2009 from $108.5 million in 2008. This increase is primarily due to incremental revenue of $9.0 million from domestic franchises acquired during 2008 and $2.0 million from new institutional contracts. This increase in revenue is partially offset by a $1.7 million reduction in franchise fees as a direct result of the same franchise acquisitions and a $616,000 reduction in non-franchise licensing revenue due to the termination of a contract with a marketing partner that filed for bankruptcy. The increase is further offset by a decrease of $6.7 million due primarily to lower classroom-based and tutoring revenues during the year ended December 31, 2009. Increases in classroom-based enrollments were offset by lower prices charged for our classroom-based courses and a higher percentage of enrollments from lower-priced services. Organic tutoring revenues declined due to lower enrollments and a shift towards lower priced tutoring packages.

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

HER cost of goods and services sold increased by $2.4 million, or 6%, to $40.0 million in 2009 from $37.5 million in 2008. This increase is primarily due to incremental costs of $3.7 million related to the 2008 acquisitions. Excluding the impact of franchises acquired, cost of revenue decreased by $1.3 million due to improved classroom operating efficiencies which lowered relative teacher, course material and facility costs required to deliver our services. Gross margin during the year for the HER division decreased slightly from 65% to 64%, primarily as a result of lower prices charged for our classroom-based courses, as costs per an instruction session were relatively fixed.

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

HER selling, general and administrative expenses increased by $2.1 million, or 4%, to $51.1 million in 2009 from $48.9 million in 2008. This increase is primarily due to incremental expenses related to the 2008 franchise acquisitions, partially offset by a reduction in expenses due to lower advertising and compensation expense.

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

Acquisition and integration expenses

Acquisition and integration expenses for the year ended December 31, 2009 of $3.0 million consist of advisory, legal, document filing and accounting fees associated with the acquisition of Penn Foster.

Interest expense

Interest expense increased by $1.6 million, or 155%, to $2.6 million in 2009 from $1.0 million in 2008 primarily as a result of the Penn Foster financing activities described in “Liquidity and Capital Resources.” Interest expense from the financings undertaken to fund the Penn Foster acquisition totaled $1.8 million for the period from the December 7, 2009 acquisition to December 31, 2009.

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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity during the year ended December 31, 2010 were cash and cash equivalents on hand, cash flow generated from operations, net proceeds from the issuance of common stock and additional Series E preferred stock and incremental term loan borrowings under our refinanced credit facility. Our primary uses of cash during the year ended December 31, 2010 were repayment of our bridge notes, capital expenditures, investments in the NLC venture and scheduled repayments of our term loan credit facility. At December 31, 2010 we had liquidity of $23.7 million, comprised of $14.8 million of cash and cash equivalents and $8.9 million of accessible borrowing availability under our $12.5 million revolving credit facility. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. In April 2010, we sold 16.1 million shares of common stock through this shelf registration process for a public offering price of $48.3 million (before underwriting discounts, commissions and expenses) and received $44.3 million of net proceeds which were used to repay the bridge notes, invest in the NLC venture and for general working capital purposes. On August 6, 2010, we refinanced our $50.0 million credit facility with General Electric Capital Corporation (“GE Capital”) by entering into a $72.5 million credit facility, consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility, with GE Capital and a syndicate of banks. The new credit facility provides for more favorable interest rates and greater flexibility with respect to financial maintenance covenants. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) have and will be used to invest in strategic ventures and for general working capital purposes.

On December 7, 2009, we acquired Penn Foster for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing, and $497,000 paid in March 2010. To finance the acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with GE Capital (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock. The terms of these financings are described in greater detail following our discussion of operating, investing and financing activities below.

We expect our principal sources of funding for operating expenses, capital expenditures, investments in strategic ventures and debt service obligations during 2011 to be our current cash and cash equivalents, cash generated from operations and borrowings under our revolving credit facility. As was the case with our original credit facility with GE Capital, our new debt financing agreements contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. We were in compliance with all covenants under our debt agreements as of December 31, 2010. In March 2011, we entered into amendments to our debt financing agreements that provide greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants for 2011. In addition, the amendments increase the interest rate under the credit facility by 0.25% and add a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined). We believe the above sources of funding will be sufficient to fund our operations, capital expenditures, investments in strategic ventures and debt service obligations for the next twelve months and beyond. However, our ability to generate sufficient operating income and positive cash flows from operations to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of this Annual Report on Form 10-K.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our liquidity. Our HER and Penn Foster divisions generate the largest portion of our cash flow from operations primarily from retail classroom, online and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Across HER and Penn Foster, we also generate cash from contracts with institutions such as schools and school districts and post secondary institutions all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash Flows from Operating Activities

Cash flows provided by operating activities from continuing operations for the year ended December 31, 2010 were $2.8 million as compared to $3.5 million for the year ended December 31, 2009. The decrease is primarily due to cash interest payments under our term loan credit facility and the bridge and senior subordinated notes totaling $12.7 million, lower SES revenues and related collections, decreased profitability in our HER division and additional operating expenses to support the start up of strategic ventures in 2010, offset by cash generated from Penn Foster’s operations.

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

Cash Flows from Investing Activities

Cash flows used for investing activities from continuing operations during the years ended December 31, 2010, 2009 and 2008 were $23.9 million, $178.6 million and $33.3 million, respectively. During 2010, we paid approximately $2.8 million for furniture, fixtures, equipment and leasehold improvements, including a facility build-out relating to our BCC collaboration. We also invested $15.1 million in the development of internal use software and content to improve our ERP and customer support technology and expand our online offerings. In addition, we paid $5.0 million under a contribution agreement with NLC to acquire a license to use NLC and AFL-CIO trademarks and membership lists. Under the contribution agreement, we funded an additional $5.8 million in February 2011 and expect to fund the remaining payments for the license in January 2012 ($5.0 million) and January 2013 ($5.0 million). Lastly, during 2010 we paid $497,000 relating to the final settlement of the Penn Foster post-closing working capital adjustment and earnout payments of $558,000 relating to previously acquired test prep franchises.

During 2009, $169.4 million of cash was expended for the acquisition of Penn Foster (net of cash acquired) as compared to $28.6 million of cash expended to acquire domestic franchises in 2008. In addition, we expended $8.4 million for the development of internal use software in 2009 as compared to $4.4 million in 2008.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the years ended December 31, 2010, 2009 and 2008 were $26.6 million, $167.7 million and $19.4 million, respectively. Cash provided by financing activities in 2010 primarily consist of $20.3 million in net proceeds from incremental term loan borrowings under our refinanced credit facility in August 2010, $44.3 million in net proceeds from the issuance of 16.1 million shares of common stock in April 2010 and $9.5 million in net proceeds from the issuance of Series E Preferred Stock in March 2010, offset by the $40.8 million repayment of the bridge notes in April 2010, $5.0 million in scheduled principal payments under our original and amended term loan credit facilities, $1.0 million of cash paid for debt issuance costs and $601,000 of cash paid for capital leases and notes payable.

Cash provided by financing activities in 2009 primarily related to the Penn Foster financings on December 7, 2009. The net proceeds received, after deducting fees paid to lenders and investors, were (i) $36.6 million under the credit agreement entered into with General Electric Capital Corporation (ii) $49.6 million under the senior subordinated note purchase agreement entered into with Sankaty and Falcon, (iii) $24.8 million under the securities purchase agreement entered into with Sankaty and Falcon, (iv) $39.7 million under the bridge note purchase agreement entered into with Sankaty, and (v) $38.4 million from the issuance of 40,000 shares of Series E Preferred Stock. In addition to fees paid to lenders and investors, the Company expended $1.5 million for debt issuance costs relating to legal, accounting and transaction advisory fees associated with the new debt facilities. Refer below for additional information on the Penn Foster financings. During 2009, we also received $4.5 million of proceeds from borrowings under our Wells Fargo revolving line of credit to fund short term working capital needs. With $7.1 million of proceeds from the Penn Foster financings, $9.5 million of proceeds from the sale of our K-12 Services division (a discontinued operation), $169,000 of additional proceeds from the sale of stock in a private investment that occurred in September 2008, and $6.7 million of cash from operations, we repaid all outstanding term and revolving obligations under our Wells Fargo credit facility. On December 7, 2009, we terminated the Wells Fargo credit facility.

During the year ended December 31, 2008, the primary source of cash from financing activities was $20.0 million of proceeds from our 2008 Wells Fargo credit facility.

Cash Flows from Discontinued Operations

Cash flows used for discontinued operations were $852,000 for the year ended December 31, 2010 as compared to cash provided by discontinued operations for the years ended December 31, 2009 and 2008 of $8.4 million and $1.9 million, respectively. Cash used for discontinued operations in 2010 include rent (net of sublease receipts) and real estate tax payments on the former K-12 Services facility in New York City, commission payments to brokers for the successful sublease of this facility and the payment of certain liabilities that were accrued for in the prior year. Cash provided by discontinued operations in 2009 included $10.1 million of net cash proceeds from the sale of the K-12 Services division on March 12, 2009, partially offset by pre-sale operations and capital expenditure activity. Cash provided by discontinued operations in 2008 included pre-sale operations and capital expenditure activity of the K-12 Services division.

GE Capital Senior Credit Facilities

On December 7, 2009, concurrent with the Penn Foster acquisition, the Company entered into a credit agreement with GE Capital, as administrative agent, and any financial institution who thereafter becomes a Lender (as defined therein) (the “Original Credit Facility”), pursuant to which GE Capital agreed to provide the Company with senior secured credit facilities consisting of a five year $40.0 million senior secured term loan and a $10.0 million senior secured revolving credit facility. At closing, the Company drew down the full amount of the term loan and used the net proceeds of $36.6 million (after deducting lender fees) to fund a portion of the Penn Foster acquisition and to prepay indebtedness under the Company’s previous credit facility.

On August 6, 2010, the Company refinanced the Original Credit Facility with GE Capital by entering into an amended and restated credit agreement with GE Capital, as administrative agent, and any financial institution who becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which the Lenders agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility. The Senior Credit Facilities provide the Company with more favorable interest rates and greater flexibility with respect to financial maintenance covenants than those under the Original Credit Facility.

The Company accounted for the August 6, 2010 refinancing as a loan modification and, accordingly, lender fees paid at closing of $1.7 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $186,000 of fees paid to third parties relating to the refinancing were expensed as incurred and recorded in other (expense) income, net in the accompanying statement of operations. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) have been and will be used to invest in strategic initiatives and for general working capital purposes.

During the year ended December 31, 2010, three letters of credit totaling $428,000 were issued under the revolving credit facility. As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had accessible borrowing availability of approximately $8.9 million.

Borrowings under the Senior Credit Facilities bear interest through the five-year maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans is 5.0% to 5.25% per annum (5.5% to 6.0% under the Original Credit Facility), based on the total leverage ratio (as defined), with a LIBOR floor of 1.5% (2.0% under the Original Credit Facility). The applicable margin for base rate loans is 4.0% to 4.25% per annum (4.5% to 5.0% under the Original Credit Facility), based on the total leverage ratio (as defined). The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit. The weighted average interest rate in effect under the term loan for the year ended December 31, 2010 and for the period from

December 7, 2009 to December 31, 2009 was 7.46% and 8.25%, respectively. The effective interest rate on the term loan when factoring in the lender fee discount as of December 31, 2010 and 2009 was approximately 9.0% and 10.0%, respectively.

The Credit Agreement provides for quarterly installment payments of $1.5 million through December 20, 2011, $2.3 million from March 20, 2012 through December 20, 2012, and $3.0 million beginning March 20, 2013 through maturity. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances. During the year ended December 31, 2010, the Company repaid $5.0 million of the senior secured term loan.

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

In addition to other covenants, the Credit Agreement places limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Credit Agreement also contains events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $15.0 million, excluding certain capital expenditures related to strategic ventures (as defined). In March 2011, an amendment to the Credit Agreement added a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable.

Bridge Notes

On December 7, 2009, the Company entered into a bridge note purchase agreement (the “Bridge Note Purchase Agreement”) in which the aggregate principal amount of approximately $40.8 million of Bridge Notes were purchased. The Company used the net proceeds of $39.7 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

On April 21, 2010, the Company used $35.0 million of the net proceeds from the sale of common stock to repay a portion of the Bridge Notes. On April 29, 2010, the Company repaid the remaining balance of $5.8 million under the Bridge Notes with proceeds from the over-allotment option of the common stock offering. In conjunction with the repayments, the Company recorded charges of $954,000 in the second quarter of 2010 related to fees and the write-off of unamortized debt issuance costs, discounts and an associated embedded derivative, which are reflected in other (expense) income, net in the accompanying statement of operations.

The Bridge Notes bore interest at 15.5% per annum for the first 12 months and 17.5% per annum thereafter, all of which was payable in cash on a quarterly basis beginning on March 31, 2010, or upon prepayment if earlier. The Bridge Notes were subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Bridge Notes when factoring in discounts was 18.4%.

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

On August 6, 2010, the Company entered into an amendment to the Senior Note Purchase Agreement that provides the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants and increasing the amount that the Company is permitted to invest in strategic ventures.

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

The provisions requiring mandatory prepayments due upon a change of control, an asset sale and debt and specified equity issuances constitute a compound embedded derivative that is being accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Senior Notes was $526,000 which was subtracted from the original carrying amount of the Senior Notes and reflected as a debt discount, and also increased long-term liabilities by $526,000. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2010 and 2009, the fair value of the embedded derivative was $184,000 and $489,000, respectively, and the Company recorded gains of $305,000 and $37,000 in other (expense) income, net in the accompanying statement of operations for the years ended December 31, 2010 and 2009, respectively.

In addition to other covenants, the Senior Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Senior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $17.3 million, excluding certain capital expenditures related to strategic ventures (as defined). In March 2011, an amendment to the Senior Note Purchase Agreement added a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Senior Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable. The Senior Note Purchase Agreement also grants the holders of the Senior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

Junior Notes

On December 7, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) in which the aggregate principal amount of approximately $25.5 million of junior subordinated notes of the Company (the “Junior Notes”) were purchased. The holders of the Junior Notes received an aggregate of 4,275 shares of Series E Non-Convertible Preferred Stock of the Company (the “Series E Preferred Stock”). The terms of the Series E Preferred Stock are more fully described below. The Company used the net proceeds of $24.8 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

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

On August 6, 2010, the Company entered into an amendment to the Securities Purchase Agreement that provides the Company with greater flexibility by increasing the amount that the Company is permitted to invest in strategic ventures.

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

The Company is required to redeem the Junior Notes upon the election of a majority of the holders of the Junior Notes (i) if the ratio of consolidated total debt to consolidated adjusted EBITDA exceeds 6.00 to 1 at any time after the Senior Notes cease to be outstanding or (ii) upon a change of control or other liquidation event of the Company. The redemption price for a mandatory redemption is equal to the outstanding principal amount plus accrued interest on the Junior Notes, except that, in the case of a redemption for a change of control or other liquidation event of the Company within 18 months of the closing, the redemption price will be 1.9 times the original aggregate amount of the Junior Notes. The provision for prepayment due upon the holders’ election to redeem the Junior Notes constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of the embedded derivative upon the issuance of the Junior Notes was $1.0 million and was subtracted from the original carrying amount of the Junior Notes and reflected as a debt discount, and also increased long-term liabilities by $1.0 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2010 and 2009, the fair value of the embedded derivative was $523,000 and $967,000, respectively and the Company recorded gains of $444,000 and $47,000 in other (expense) income, net in the accompanying statement of operations for the years ended December 31, 2010 and 2009, respectively.

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

Series D Preferred Stock

On April 21, 2010, the Company shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) into 111,503 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The conversion was mandatory, with the shares of Series E Preferred Stock converting into shares of Series D Preferred Stock at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share. The Series D Preferred Stock is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. As of December 31, 2010, the Series D Preferred Stock was convertible into approximately 24,781,000 shares of common stock. Dividends on the Series D Preferred Stock will accrue and be cumulative at the rate of 8.0% per year, compounded annually until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

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

The terms of the Series D Preferred Stock (and Series E Preferred Stock prior to its conversion to Series D Preferred Stock) contain certain restrictive provisions that are substantially the same as the restrictive provisions for the prior Series C Preferred Stock. These restrictive provisions prohibit the Company from, among other things, (i) creating or issuing any equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Series D Preferred Stock or Series E Preferred Stock; (ii) altering, amending or waiving the Certificate of Incorporation or By-laws in a manner that affects the rights, preferences or powers of the Series D Preferred Stock or Series E Preferred Stock; (iii) increasing or decreasing the number of authorized shares of Series D Preferred Stock or Series E Preferred Stock; (iv) declaring or paying any dividends on, or making any redemption of any capital stock, except for certain exceptions; (v) issuing any debt securities which are convertible into capital stock; (vi) except as set forth in the applicable Certificate of Designation, merging with or into or consolidating with any other person, except for mergers or consolidations involving the issuance of shares of capital stock or cash not exceeding the thresholds specified in the applicable Certificate of Designation, or engage in any change of control transaction or (vii) hiring, terminating or replacing the Company’s Chief Executive Officer.

Series E Preferred Stock

On December 7, 2009, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., BCVI-TPR Integral L.P. and their affiliates, Prides Capital Fund I LP, RGIP, LLC and Falcon and its affiliates (collectively, the “Series E Purchasers”), providing for the conversion of all of the outstanding shares of Series C Convertible Preferred Stock (60,000 shares) of the Company (the “Series C Preferred Stock”) into 54,000 shares of Series E Preferred Stock of the Company and the issuance and sale of an additional $40.0 million of Series E Preferred Stock (40,000 shares) at a purchase price of $1,000 per share. The Company completed the issuance of the Series E Preferred Stock simultaneously with the execution of the transaction documents. Immediately following the closing of the issuance of the Series E Preferred Stock, the Company filed a Certificate of Elimination eliminating the Series C Preferred Stock.

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

On March 12, 2010, the Company issued an additional $10.0 million of Series E Preferred Stock to Camden Partners Strategic Fund IV, L.P. and Camden Partners Strategic Fund IV-A, L.P. (together, “Camden”) at a purchase price of $1,000 per share on the same terms and conditions as the existing Series E Purchasers pursuant to the Series E Purchase Agreement among the Company and the original Series E Purchasers. In connection with this purchase, Camden also became a party to the Amended and Restated Investor Rights Agreement, dated December 7, 2009, with Camden, the existing Series E Purchasers and certain other parties pursuant to which the Company granted Camden demand registration rights, information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future identical to the rights granted to the existing Series E Purchasers upon the initial sale of Series E Preferred Stock on December 7, 2009. The net proceeds of this issuance ($9.5 million after deducting issuance costs and fees) have and will be used to fund contribution obligations under the Contribution Agreement with the National Labor College and for general working capital purposes.

The rights of the Series E Preferred Stock included the following:

Conversion. As described above, on April 21, 2010 the Company shareholders approved the conversion of shares of Series E Preferred Stock into shares of Series D Preferred Stock. The conversion was mandatory, with the shares of Series E Preferred Stock converting into shares of Series D Preferred Stock at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share.

Accumulating Rate of Return. The holders of Series E Preferred Stock were entitled to receive an accumulating rate of return of 8% during the first year, and 12% per year thereafter.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series E Preferred Stock would have been paid out of the assets of the Company available for distribution to stockholders before any payment shall be paid to the holders of common stock (and pari passu with any shares of Series D Preferred Stock), an amount described in the Certificate of Designation.

Mandatory Redemption. Pursuant to the Purchase Agreement, the Company was obligated to use its reasonable best efforts to obtain stockholder approval of the conversion of the Series E Preferred Stock into shares of Series D Preferred Stock. If such approval was not obtained by December 7, 2011, upon the election of the holders of at least 10% of the Series E Preferred Stock, the Company would be required to redeem the Series E Preferred Stock in cash.

Change in Control Redemption. Upon a change of control of the Company, each holder of Series E Preferred Stock could have required the Company to redeem all or a portion of such holder’s Series E Preferred Stock.

Voting Rights. The Series E Preferred Stock did not have any voting rights except as provided by law or as set forth in the Certificate of Designation for the Series E Preferred Stock.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2010, our principal contractual obligations and commercial commitments consist of long-term debt obligations, capital lease obligations for office equipment, long-term office and classroom leases and deferred payment obligations, primarily for the acquisition of a license from the National Labor College.

The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2010.

	Payments due by period ($ in millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$133.6	$6.1	$21.0	$81.0	$25.5
Cash interest expense	111.4	10.8	20.9	27.6	52.1
Capital lease obligations	0.4	0.2	0.2	—	—
Operating lease obligations	39.0	9.1	15.1	9.1	5.7
Deferred acquisition payments	15.9	5.8	10.1	—	—

Total	$300.3	$32.0	$67.3	$117.7	$83.3

Long-term debt obligations primarily consist of the GE Capital credit facility term loan, the Senior Notes and the Junior Notes described above under “Liquidity and Capital Resources”. The obligations under the GE Capital credit facility term loan bear interest at a variable rate based upon, at our option, either LIBOR or the base rate, plus an applicable margin (as defined). For projections of our cash interest related to the GE Capital credit facility term loan, we have assumed an interest rate of 6.77% through its maturity date of December 7, 2014.

The contractual obligations table above does not include $3.6 million of net unrecognized tax benefits at December 31, 2010 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. The table above also does not include obligations under our information technology services agreement as we can terminate the agreement with six months written notice and the payment of a termination fee ranging from $1.1 million to $1.3 million if terminated in 2012, plus other ancillary equipment costs.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from our adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts at December 31, 2010.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt this guidance in the event we consummate a business acquisition in the future.

In July 2010, the FASB issued an update to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This update is effective for interim periods and fiscal years ending after December 15, 2010 and did not have an impact on our financial statements included herein.

In January 2010, the FASB issued an accounting standard update that improves disclosures about fair value measurements, including adding new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for the Company on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for the Company on January 1, 2011. The Company adopted this accounting standard, including the deferred portion relating to the Level 3 rollforward on January 1, 2010, resulting in additional footnote disclosures regarding certain financial assets and liabilities held by the Company as described in Note 19 in the accompanying financial statements.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. We have evaluated this issue and do not believe it will materially impact our financial statements.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”). The new approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. Further, the new accounting standard requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The pronouncement became effective for the Company on January 1, 2010 and the Company applied the provisions in connection with the strategic venture entered into with National Labor College in April 2010, as described in Note 3. With the exception of this new strategic venture, the adoption of this accounting standard did not change any of the Company’s previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

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

Accounts Receivable

We maintain allowances for doubtful accounts for losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for uncollectible accounts may be required. We review our receivables on a regular basis to determine if past due balances are likely to be collected. This review includes discussions with our customers and their account representatives, assessment of the customers’ payment history and other factors. Based on these reviews we may increase or decrease our allowance for uncollectible accounts if we determine there is a change in the collectability of our accounts receivable.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired. At the time of an acquisition, we allocate goodwill and related assets and liabilities to our respective reporting units. We identify reporting units by assessing whether the components of operating segments constitute businesses and for which discrete financial information is available and segment management regularly reviews the operating results of those components. Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and include territorial marketing rights and trade names, assets that we believe have the continued ability to generate cash flows indefinitely and which have no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life to the Company. Goodwill, territorial marketing rights and trade names are not amortized but instead are assessed for impairment at least annually, on October 1 of each year, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

We test for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and there is no need to apply the second step of testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. To determine the fair value of our reporting units, we rely on an income-based approach using the discounted cash flow valuation method. We generally project cash flows, as well as a terminal value, by calculating cash flow scenarios, applying a reasonable weighting to these scenarios and discounting such cash flows by a risk-adjusted rate of return. We also incorporate the use of a market-based approach in combination with the discounted cash flow analysis and apply a reasonable weighting of the results. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. Management believes the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the discount rate applied to those cash flows, long-term growth rates and selection of comparable market multiples. The assumptions used in determining our expected future cash flows consider various factors such as anticipated operating trends particularly in student enrollment and pricing, planned capital investments, anticipated economic and regulatory conditions and planned business and operating strategies over a long-term horizon.

The annual impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual indefinite-lived intangible asset impairment tests on the same dates that we perform the annual goodwill impairment tests for our respective reporting units. To determine the fair value of our HER territorial marketing rights intangible asset, we use a discounted cash flow valuation approach, based on estimated royalty income generated from our product sales. To determine the fair value of our Penn Foster tradename intangible asset, we use the relief-from-royalty method. This method estimates the benefit of owning the intangible asset rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value.

During 2010, events and circumstances, primarily a shortfall in actual operating results versus plan in our HER division, indicated that $84.7 million of goodwill allocated to our HER division could become impaired. However, findings from our step-one test indicated that the estimated fair value of our HER division exceeded the carrying value of its assets by approximately 1% and therefore the goodwill was not impaired. Nonetheless, it is reasonably possible that the estimate of fair value may change in the near-term resulting in the need to write-down the goodwill or intangible assets. Our estimate of fair value was based upon several significant assumptions including, but not limited to; enrollment levels, pricing per enrollment, product mix, gross margin and planned capital investments in systems, products and facilities. Management believes its assumptions and cash flow projections are reasonably achievable given current market conditions and planned business and operating strategies.

Findings from our step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 4%, and therefore $100.5 million of goodwill allocated to our Penn Foster division was not impaired. Given the recent acquisition of Penn Foster and this division’s successful performance to date, management expects the estimated fair value of Penn Foster to reasonably approximate or slightly exceed the division’s carrying value.

There were no impairments to the indefinite-lived intangible assets based on our annual impairment test results.

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

Revenue Recognition

We are required to make estimates or judgments that are difficult or subjective primarily for HER institutional contracts that require us to provide more than one product or service and accordingly record revenue in accordance with an accounting standard that provides guidance for revenue arrangements with multiple deliverables. In accounting for multiple-element arrangements, we must estimate the accounting value attributable to the different contractual elements and determine the timing for recognition of each element. Revenue is allocated to each element based on our assessment of the relative fair value of that element to the aggregate fair value of all elements. The fair values must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar arrangements with unrelated parties that are not part of a multiple-element arrangement.

In addition, in our Penn Foster division we record revenue from sales to individual students as exams are completed at the expected rate per exam based on the division’s historical experience over a large homogenous population. The majority of students pay for tuition under periodic payment plans. The division has historically experienced significant non-payment issues related to the payment plans and accordingly, the division believes collectability under such arrangements is not reasonably assured, therefore revenue is not recognized until services are provided and cash is received (provided all other revenue recognition criteria have been met). Payments received prior to delivery of services are initially recorded as deferred revenue, and revenue is then recognized as exams are completed.

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

Seasonality in Results of Operations

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue, results of operations and cash flows because the markets in which we operate are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect our stock price. We typically generate the largest portion of our HER revenue in the third quarter. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter. SES revenue was typically concentrated in the first and fourth quarters to more closely reflect the after school programs’ greatest activity during the school year.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk as a result of the outstanding debt under our Senior Credit Facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At December 31, 2010, our total outstanding term loan balance under the Senior Credit Facilities exposed to variable interest rates was $57.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $386,000. We do not carry any other variable interest rate debt.

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

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Princeton Review, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Princeton Review, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 15, 2011

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$14,831	$10,075
Restricted cash	456	626
Accounts receivable, net of allowance of $997 and $769, respectively	9,744	15,765
Other receivables, including $71 and $760, respectively, from related parties	1,625	4,889
Inventory	7,488	7,997
Prepaid expenses and other current assets	3,633	5,883
Deferred tax assets	7,006	12,920

Total current assets	44,783	58,155

Property, equipment and software development, net	37,551	32,156
Goodwill	185,237	186,518
Other intangibles, net	106,174	106,115
Other assets	6,440	6,863

Total assets	$380,185	$389,807

LIABILITIES & STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$6,914	$5,962
Accrued expenses	14,874	23,047
Deferred acquisition payments	5,750	—
Current maturities of long-term debt	6,258	4,597
Deferred revenue	29,783	32,887

Total current liabilities	63,579	66,493

Deferred rent	1,913	1,606
Long-term debt	124,516	142,072
Long-term portion of deferred acquisition payments	10,000	—
Other liabilities	6,202	5,552
Deferred tax liability	25,561	31,499

Total liabilities	231,771	247,222
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares and no shares issued and outstanding, respectively	115,614	—
Series E Preferred Stock, $0.01 par value; 108,275 and 98,275 shares authorized, respectively; no shares and 98,275 shares issued and outstanding, respectively	—	97,326

Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, undesignated, $0.01 par value; 4,591,725 and 4,601,725 shares authorized, respectively; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,563,915 and 33,727,272 shares issued and 53,499,759 and 33,727,272 shares outstanding, respectively	536	337
Treasury stock (64,156 shares and no shares, respectively; at cost)	(168)	—
Additional paid-in capital	213,813	174,935
Accumulated deficit	(181,365)	(129,625)
Accumulated other comprehensive loss	(16)	(388)

Total stockholders’ equity	32,800	45,259

Total liabilities and stockholders’ equity	$380,185	$389,807

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue
Higher Education Readiness	$102,766	$110,414	$108,454
Penn Foster	96,387	5,485	—
Career Education Partnerships	597	—	—
SES	14,676	27,620	30,320

Total revenue	214,426	143,519	138,774

Operating expenses
Costs of goods and services sold (exclusive of items below)	76,979	55,998	51,147
Selling, general and administrative	118,916	78,579	78,899
Depreciation and amortization	35,439	8,347	4,665
Restructuring	4,327	7,711	2,233
Acquisition and integration expenses	5,362	2,984	—

Total operating expenses	241,023	153,619	136,944
Operating (loss) income from continuing operations	(26,597)	(10,100)	1,830
Interest expense	(21,793)	(2,565)	(1,005)
Interest income	29	36	373
Other (expense) income, net	(341)	(517)	81

(Loss) income from continuing operations before income taxes	(48,702)	(13,146)	1,279
Provision for income taxes	(1,686)	(756)	(1,463)

Loss from continuing operations	(50,388)	(13,902)	(184)

Discontinued operations
Loss from discontinued operations	(1,352)	(700)	(8,266)
Gain (loss) from disposal of discontinued operations	—	3,230	(240)
Provision for income taxes from discontinued operations	—	(1,014)	—

(Loss) income from discontinued operations	(1,352)	1,516	(8,506)

Net loss	(51,740)	(12,386)	(8,690)
Earnings to common shareholders from exchange and conversion of preferred stock	1,128	13,255	—
Dividends and accretion on preferred stock	(9,908)	(5,308)	(4,695)

Loss attributed to common stockholders	$(60,520)	$(4,439)	$(13,385)

Earnings (loss) per share:
Basic and diluted
Loss from continuing operations	$(1.26)	$(0.18)	$(0.15)
(Loss) income from discontinued operations	(0.03)	0.04	(0.26)

Net loss attributed to common shareholders	$(1.29)	$(0.13)	$(0.41)

Weighted average shares used in computing income (loss) per share
Basic	46,868	33,728	32,409
Diluted	46,868	33,728	32,409

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands)

	Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	28,294	$283	—	—	$121,440	$(108,549)	$(270)	$12,904
Exercise of stock options	367	4	—	—	2,524	—	—	2,528
Vesting of restricted stock	94	1	—	—	—	—	—	1
Stock-based compensation	30	—	—	—	3,868	—	—	3,868
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	—	—	(4,695)	—	—	(4,695)
Shares issued in conjunction with acquisitions	4,944	49	—	—	41,016	—	—	41,065
Comprehensive loss
Net loss	—	—	—	—	—	(8,690)	—	(8,690)
Change in unrealized foreign currency gain (loss)	—	—	—	—	—	—	(551)	(551)

Comprehensive loss	—	—	—	—	—	—	—	(9,241)

Balance at December 31, 2008	33,729	$337	—	—	$164,153	$(117,239)	$(821)	$46,430

Exercise of stock options	8	—	—	—	18	—	—	18
Vesting of restricted stock	25	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,979	—	—	2,979
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	—	—	(4,609)	—	—	(4,609)
Exchange of Series C to Series E Preferred Stock	—	—	—	—	13,255	—	—	13,255
Dividends and accretion of issuance costs on Series E Preferred Stock	—	—	—	—	(699)	—	—	(699)
Shares received in settlement of note receivable	(35)	—	—	—	(162)	—	—	(162)
Comprehensive loss
Net loss	—	—	—	—	—	(12,386)	—	(12,386)
Change in unrealized foreign currency gain (loss)	—	—	—	—	—	—	433	433

Comprehensive loss	—	—	—	—	—	—	—	(11,953)

Balance at December 31, 2009	33,727	$337	—	—	$174,935	$(129,625)	$(388)	$45,259

Exercise of stock options	35	1	—	—	63	—	—	64
Vesting of restricted stock	216	2	(64)	$(168)	(2)	—	—	(168)
Stock-based compensation	—	—	—	—	3,454	—	—	3,454
Dividends and accretion of issuance costs on Series E Preferred Stock	—	—	—	—	(3,535)	—	—	(3,535)
Conversion of Series E to Series D Preferred Stock	—	—	—	—	1,128	—	—	1,128
Dividends and accretion of issuance costs on Series D Preferred Stock	—	—	—	—	(6,373)	—	—	(6,373)
Shares issued in conjunction with acquisition (Note 2)	3,486	35	—	—	9,908	—	—	9,943
Adjustment to value of acquisition shares issued in 2008 (Note 2)	—	—	—	—	(9,943)	—	—	(9,943)
Issuance of common stock	16,100	161	—	—	44,178	—	—	44,339
Comprehensive loss
Net loss	—	—	—	—	—	(51,740)	—	(51,740)
Change in unrealized foreign currency gain (loss)	—	—	—	—	—	—	372	372

Comprehensive loss	—	—	—	—	—	—	—	(51,368)

Balance at December 31, 2010	53,564	$536	(64)	$(168)	$213,813	$(181,365)	$(16)	$32,800

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows provided by (used for) continuing operating activities:
Net loss	$(51,740)	$(12,386)	$(8,690)
Less: (Loss) income from discontinued operations	(1,352)	1,516	(8,506)

Loss from continuing operations	(50,388)	(13,902)	(184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,084	2,465	2,397
Amortization	29,355	5,882	2,268
Gain on investments	—	(169)	(61)
Bad debt expense	799	245	138
Change in fair value of embedded derivatives	(757)	(100)	—
Deferred income taxes	996	116	857
Deferred rent	282	(106)	(218)
Stock based compensation	3,454	2,979	3,868
Non-cash interest	9,995	943	101
Loss from retirement of debt	941	733	—
Write off of SES inventory	942	—	—
Other, net	(325)	(122)	(160)
Net change in operating assets and liabilities, net of businesses and franchises acquired:
Accounts receivable and other receivables	7,800	4,282	1,155
Inventory	(435)	(597)	(322)
Prepaid expenses and other assets	2,246	620	(535)
Accounts payable and accrued expenses	(5,069)	656	(10,106)
Deferred revenue	(3,104)	(404)	(2,943)

Net cash provided by (used for) operating activities	2,816	3,521	(3,745)

Cash used for investing activities:
Purchases of furniture, fixtures, and equipment	(2,832)	(940)	(957)
Expenditures for software and content development	(15,144)	(8,420)	(4,391)
Restricted cash	170	(11)	290
Proceeds from equity investment sale	—	169	338
Acquisition of NLC license	(5,000)	—	—
Acquisition of businesses and franchises, net of cash acquired	(1,055)	(169,425)	(28,607)

Net cash used for investing activities	(23,861)	(178,627)	(33,327)

Cash flows provided by financing activities:
Proceeds from the sale of common stock, net of issuance costs	44,339	—	—
Proceeds from borrowings under credit facilities	20,331	41,059	20,000
Proceeds from issuance of long-term debt	—	114,204	—
Proceeds from the sale of Series E Preferred Stock, net of issuance cost	9,508	38,352	—
Proceeds from exercise of options	65	18	2,528
Payment for retirement of bridge note	(40,816)	—	—
Payments of revolver and term loan obligations under credit facilities	(5,000)	(23,500)	(1,042)
Debt issuance costs	(1,017)	(1,517)	(1,023)
Purchases of common stock	(168)	—	—
Capital lease payments	(189)	(189)	(255)
Payment of notes payable related to franchise acquisitions	(412)	(724)	(783)

Net cash provided by financing activities	26,641	167,703	19,425

Effect of exchange rate changes on cash	12	241	(677)

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Total cash flows provided by (used for) continuing operations	$5,608	$(7,162)	$(18,324)

Cash flows from discontinued operations
(Loss) income from discontinued operations	(1,352)	1,516	(8,506)
Gain on disposal of discontinued operations	—	(3,230)	—
Other adjustments to reconcile net income (loss) to net cash provided by discontinued operating activities	500	348	11,030

Net cash (used for) provided by operating activities	(852)	(1,366)	2,524

Cash received from disposal of discontinued operations	—	10,113	—
Other cash used for investing activities	—	(363)	(628)

Net cash provided by (used for) investing activities	—	9,750	(628)

Net cash (used for) provided by discontinued operations	(852)	8,384	1,896

Net increase (decrease) in cash and cash equivalents	4,756	1,222	(16,428)
Cash and cash equivalents, beginning of period	10,075	8,853	25,281

Cash and cash equivalents, end of period	$14,831	$10,075	$8,853

Supplemental cash flow disclosures:
Cash paid for interest	$12,818	$1,237	$854
Cash paid for income taxes	1,677	576	87
Cash received from sales to related party	760	—	4,289
Non cash investing and financing activities:
Equity issued to acquire franchises	—	—	41,066
Note issued to acquire franchise	—	—	346
Equipment acquired through capital leases	—	61	498
Exchange of Series C to Series E Preferred Stock	—	67,255	—
Conversion of Series E to Series D Preferred Stock	110,510	—	—

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

The Princeton Review, Inc. and its consolidated subsidiaries (together, the “Company” or “Princeton Review”), provide in-person, online and print products and services that address the needs of students, parents and educators and educational institutions. In 2010, the business operated through four segments: The Higher Education Readiness (“HER”) division (formerly referred to as the Test Preparation Services division), the Penn Foster division (through the wholly owned subsidiary, Penn Foster Group, Inc.), the Career Education Partnerships (“CEP”) division, and the Supplement Educational Services (“SES”) division. The HER division provides live and online test preparation courses and tutoring that prepare students for college, graduate school and other admissions tests. The Company provides these courses in various locations throughout the United States and Canada. As of December 31, 2010, the Company also had approximately 19 franchises operating in 21 countries outside of the United States. The Penn Foster division provides online job-training and career accreditation programs. Based in Scranton, Pennsylvania, Penn Foster provides career-focused on-line degree and vocational programs primarily through its Penn Foster College, Penn Foster Career School and Penn Foster High School. The CEP division provides services through partnership arrangements with community colleges and other educational institutions that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs and supporting various technical, operational and financial activities associated with the educational initiatives. The SES division provided tutoring and supplemental educational services under the No Child Left Behind Act of 2001 to students in schools and school districts in the United States. On May 18, 2010, the Company announced its intention to exit the SES business as of the end of the 2009-2010 school year.

In September 2008, the Company committed to a plan to dispose of its K-12 Services division and on March 12, 2009, the Company sold substantially all of the assets and liabilities of this division. The Consolidated Financial Statements reflect the K-12 Services division as a discontinued operation. Accordingly, the K-12 Services division’s revenues, expenses and cash flows have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been included in: (Loss) income from discontinued operations, and Cash flows from discontinued operations, respectively. Refer to Note 4 of these Consolidated Financial Statements.

The Company anticipates that its present cash and cash equivalents position and available financing under its credit facility described in Note 9 should provide adequate cash to fund its currently anticipated cash needs for the next twelve months and foreseeable future. Should the Company require additional funding, the Company’s access to capital markets as a means of funding any anticipated cash needs may be limited due to global economic market conditions. Moreover, the Company may not be able to access additional debt financing on the same or substantially similar terms as those in the credit facility due to volatility and instability in worldwide credit markets. If necessary, management is committed to pursuing alternative financing arrangements or reducing expenditures as necessary to meet the Company’s cash requirements through 2011. Additionally, the Company was in compliance with its bank covenants as of December 31, 2010 and expects to be in compliance throughout 2011. However, if the Company were to violate any of these covenants, our outstanding debt could become immediately due and payable, the Company’s lenders could proceed against any collateral securing such indebtedness and the Company’s ability to borrow additional funds in the future may be limited.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated audited financial statements include the accounts of The Princeton Review, Inc., its wholly-owned subsidiaries and its consolidated variable interest entity and have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

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

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. The Company’s cash deposits on hand at one financial institution often exceed federally insured limits.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions. As of December 31, 2010 and 2009, restricted cash was $456,000 and $626,000, respectively, attributable to cash the Company pledged as collateral for landlord and credit card service provider security deposits in the form of letters of credit secured by certificates of deposit.

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

The Company charges bad debt expense when establishing this allowance and writes off account balances against the allowance when it is probable the receivable will not be recovered. The Company wrote off account balances of approximately $571,000, $581,000 and $481,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Accounts Receivable includes unbilled accounts receivable balances of $264,000 and $3.0 million as of December 31, 2010 and 2009, respectively.

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

During the first quarter of 2010, the Company changed the estimated useful lives for certain fixed assets under a revised depreciation policy. This change in estimated useful lives resulted in additional depreciation and amortization expense in the first quarter of 2010 of $1.6 million.

Software Development

The Company capitalizes certain direct development costs associated with internal-use software and web site development. These capitalized costs are amortized on a straight-line basis over a period not to exceed 3 years beginning when the assets are substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. For the years ended December 31, 2010 and 2009, the Company capitalized approximately $12.5 and $8.7 million, respectively, in internal-use software and web site development costs. These amounts include in-process development relating to the Company’s multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial system. The Company anticipates that development under this project will be essentially completed during the second half of 2011.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded related amortization expense of approximately $6.9 million, $2.0 million and $474,000, respectively. The amortization expense for 2010 includes the impact of revising our depreciation policy for internal-use software and web site development costs as well as the impact of accelerating amortization on our legacy ERP system, as the Company took actions to cease use of the legacy system and to utilize and enhance Penn Foster’s ERP system prospectively. As of December 31, 2010 and 2009, the net book value of capitalized internal-use software and web site development costs (excluding development in process) was $695,000 and $7.1 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess purchase price of acquired businesses over the estimated fair value of net assets acquired. At the time of an acquisition, the Company allocates goodwill and related assets and liabilities to its respective reporting units. The Company identifies reporting units by assessing whether the components of operating segments constitute businesses and for which discrete financial information is available and segment management regularly reviews the operating results of those components. Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and include territorial marketing rights and trade names, assets that the Company believes have the continued ability to generate cash flows indefinitely and which have no legal, regulatory, contractual, competitive, economic or other factors limiting the useful life to the Company. Goodwill, territorial marketing rights and trade names are not amortized but instead are assessed for impairment at least annually, on October 1 of each year, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company tests for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and there is no need to apply the second step of testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. To determine the fair value of our reporting units, we rely on an income-based approach using the discounted cash flow valuation method. We generally project cash flows, as well as a terminal value, by calculating cash flow scenarios, applying a reasonable weighting to these scenarios and discounting such cash flows by a risk-adjusted rate of return. We also incorporate the use of a market-based approach in combination with the discounted cash flow analysis and apply a reasonable weighting of the results. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. Management believes the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the discount rate applied to those cash flows, long-term growth rates and selection of comparable market multiples. The assumptions used in determining our expected future cash flows consider various factors such as anticipated operating trends particularly in student enrollment and pricing, planned capital investments, anticipated economic and regulatory conditions and planned business and operating strategies over a long-term horizon.

The annual impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual indefinite-lived intangible asset impairment tests on the same dates that it performs the annual goodwill impairment tests for the respective reporting units. To determine the fair value of our HER territorial marketing rights intangible asset, we use a discounted cash flow valuation approach, based on estimated royalty income generated from our product sales. To determine the fair value of our Penn Foster tradename intangible asset, we use the relief-from-royalty method. This method estimates the benefit of owning the intangible asset rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value.

During 2010, events and circumstances, primarily a shortfall in actual operating results versus plan in our HER division, indicated that $84.7 million of goodwill allocated to our HER division could become impaired. However, the Company’s findings from its step-one test indicated that the estimated fair value of our HER division exceeded the carrying value of its assets by approximately 1%, and therefore goodwill was not impaired. Nonetheless, it is reasonably possible that the estimate of fair value may change in the near-term resulting in the need to write-down the goodwill or intangible assets. The Company’s estimate of fair value was based upon several significant assumptions including, but not limited to; enrollment levels, pricing per enrollment, product mix, gross margin and planned capital investments in systems, products and facilities. Management believes its assumptions and cash flow projections are reasonably achievable given current market conditions and planned business and operating strategies.

The Company’s findings from its step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 4%, and therefore $100.5 million of goodwill allocated to our Penn Foster division was not impaired. Given the recent acquisition of Penn Foster (refer to Note 2) and this division’s successful performance to date, management expects the estimated fair value of Penn Foster to reasonably approximate or slightly exceed the division’s carrying value.

There were no impairments to the Company’s indefinite-lived intangible assets based on the Company’s annual impairment test results.

Other Intangible Assets

Franchise costs represent the cost of franchise rights purchased by the Company from third parties and are amortized using the straight-line method over the remaining useful life of the applicable franchise agreement, ranging from eight to twenty-eight years.

Course content includes the program content acquired from Penn Foster on December 7, 2009 and represents the value of over 109 career programs, 23 degree programs, 138 high school courses and 2,000 industrial training courses that existed as of the acquisition date. This acquired course content is amortized on an accelerated basis over a period of seven years. Course content also includes certain expenditures incurred by our Higher Education Readiness and Penn Foster divisions to develop course materials and curriculum. Internally developed course content costs, which primarily consist of amounts paid to consultants and salaries of employees hired to develop the course material and curriculum, are capitalized when a course is first developed or there is a major revision to a course or significant re-write of the course materials or curriculum (for example, when a related test changes). The internally developed course content costs are amortized on a straight-line basis over a period of five years, based upon the average life cycle of the related standardized test or course. Amortization of these capitalized course content costs commences with the realization of course revenues. The cost of minor enhancements or annual updates to the curriculum and materials is expensed as incurred.

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

See Note 7 for further information with respect to the Company’s goodwill and other intangible assets.

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

Investments in Affiliates

The Company consolidates variable interest entity investments for which it is deemed to be the primary beneficiary. See Note 3. Investments in non-wholly owned entities for which the Company can exercise significant influence over the operating and financial decisions of the entity are accounted for using the equity method of accounting. If the Company is not able to exercise significant influence over the operating and financial decisions of the investee, the cost method of accounting is used. As of December 31, 2010 and 2009, the Company did not have any equity or cost method investments. See Note 6.

Collaboration Agreement

On September 3, 2010, the Company entered into an agreement with Bristol Community College (“BCC”) to collaborate on education, training and degree-granting programs for healthcare professionals by expanding the number of students admitted to BCC’s healthcare professional degree-granting programs (the “BCC Collaboration”). Under the BCC Collaboration, the Company is participating in the expansion of BCC’s healthcare initiatives by providing program funding, facility procurement and management services and certain other services. Specifically, the Company is responsible for funding all capital and operating expenditures of the BCC Collaboration including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the BCC Collaboration and expenses incurred by BCC in the administration and operation of BCC Collaboration course programs. In exchange for these services, BCC compensates the Company through reimbursement of all costs incurred in connection with the BCC Collaboration plus a services fee, to the extent of revenues collected for the BCC Collaboration course programs. The service fee is equal to the greater of 15% of revenues collected by BCC for the BCC Collaboration course programs or 15% of the Company’s average unreimbursed BCC Collaboration costs and fees.

For the year ended December 31, 2010, the Company recognized $597,000 of revenue from the BCC Collaboration which is recorded within the newly established CEP segment. Depending on the nature of the BCC Collaboration costs, the Company either expenses the costs as incurred or capitalizes the costs in accordance with the Company’s fixed asset policy. As of December 31, 2010, the Company has a receivable from BCC of $112,000 which is included in other receivables in the consolidated balance sheet.

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

BCC Collaboration Income. The Company recognizes the reimbursement of BCC Collaboration costs plus the service fee as revenue as costs are incurred and once collectability is reasonably assured. As the BCC Collaboration is in its beginning stages, the Company has concluded that collection of BCC Collaboration costs plus service fee is reasonably assured at the time a student enrolls in a BCC Collaboration program and secures funding for the program, either through payment or receipt of an approved financial aid package. Amounts recorded are adjusted to reflect the anticipated impact of cancelations which is based upon BCC’s historical experience with students.

Other Revenue. Other revenue consists of miscellaneous fees for other services provided to third parties primarily for authoring questions, advertising, mail and telemarketing services, training and professional development fees, which are recognized as the products or services are delivered. Other revenue also includes college marketing fees, such as newsletter or banner ads on the Company website, which are recognized ratably over the period in which the marketing services are provided, which is typically one year.

Rent Expense

Many of the leases underlying the Company’s office sites have fixed rent escalators, which provide for periodic increases in the amount of rent payable by the Company over time. The Company calculates straight-line rent expense for these leases based on the fixed non-cancelable term of the underlying lease.

Foreign Currency Translation

Balance sheet accounts of the Company’s Canadian subsidiaries are translated using period-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as accumulated other comprehensive income,

Advertising and Promotion

Advertising and promotion costs are expensed in the period incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Total advertising and promotion expense was approximately $33.6 million, $7.6 million, and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, prepaid advertising costs of $1.4 million and $2.4 million, respectively, relating to the Penn Foster division were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Acquisition and Integration Expenses

Acquisition and integration expenses consist of legal, accounting and other advisory fees and transaction costs related to business acquisitions as well as the costs to integrate acquired businesses. Such costs are expensed as incurred.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximates fair value because of their short maturity. Refer to Note 9 for discussion of the fair value of our long-term debt.

Embedded Derivatives

From time to time, the Company may enter into financing arrangements where certain terms meet the definition of an embedded derivative and meet the criteria for bifurcation from the host contract. These embedded derivatives are accounted for separately from the host contract. Embedded derivatives are measured at fair value and classified in the accompanying consolidated balance sheets as other long-term liabilities. Changes in the fair value of the embedded derivatives are recognized in earnings. The derivative liabilities are revalued quarterly and changes in their fair value are recorded in other income (expense), net in the accompanying statement of operations. The Company has identified embedded derivatives in and certain debt agreements that were entered into in 2009 (See Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities and individuals comprising the payor base, and their dispersion across different states. The Company does not require collateral. Included in cash and cash equivalents is $278,000 (USD) held in Canadian banks in Canadian dollars. A significant portion of the Company’s cash is held in banks in excess of the FDIC Insurance Limits.

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

Earnings (Loss) Per Share—Basic and Diluted

Basic earnings (loss) per share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and holders of the Series D Preferred Stock. The Series D Preferred Stock shares contain participation rights in undistributed earnings, but do not share in the losses of the Company. Therefore, in the event of a loss from continuing operations, the Series D Preferred Stock is not considered in the calculation of basic loss per share.

Basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Net income (loss) attributable to common stockholders excludes accumulated unpaid dividends of preferred stock. To the extent the Company has net income attributable to common stockholders, the undistributed earnings are allocated to the common and preferred stock shareholders. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted earnings (loss) per share excludes potential common shares if the effect is anti-dilutive. Refer to Note 17.

Treasury Stock

Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with an accounting standard that requires share-based compensation cost to be measured at the grant date based on the fair value of the award. Stock-based compensation is recognized as expense over the applicable vesting period of the stock award

(generally four years) using the straight-line method (except for performance-based stock options, which are recognized as expense when it becomes probable performance measures triggering vesting will be met), and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock and restricted stock units based on intrinsic value at the grant date.

The accounting standard also requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Because of the Company’s historical net losses, and the uncertainty as to the realizability of its tax benefits, no tax benefits have been recorded.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any impact from the adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts at December 31, 2010.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this guidance in the event we consummate a business acquisition in the future.

In July 2010, the FASB issued an update to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This update is effective for interim periods and fiscal years ending after December 15, 2010 and did not have an impact on the Company’s financial statements.

In January 2010, the FASB issued an accounting standard update that improves disclosures about fair value measurements, including adding new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for the Company on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after

December 15, 2010, and is effective for the Company on January 1, 2011. The Company adopted this accounting standard, including the deferred portion relating to the Level 3 rollforward on January 1, 2010, resulting in additional footnote disclosures regarding certain financial assets and liabilities held by the Company as described in Note 19.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company has evaluated this issue and does not believe it will materially impact our financial statements.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”). The new approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. Further, the new accounting standard requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The pronouncement became effective for the Company on January 1, 2010 and the Company applied the provisions in connection with the strategic venture entered into with National Labor College in April 2010, as described in Note 3. With the exception of this new strategic venture, the adoption of this accounting standard did not change any of the Company’s previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

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

The acquisition was completed pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) among Penn Foster Holdings, LLC (the “Seller”), certain members of the Seller and Penn Foster. In consideration for the sale of Shares by the Seller, the Company paid to the Seller an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of $6.2 million on the Closing Date. The Company used funds obtained pursuant to the financing arrangements discussed in Notes 9 and 10 to acquire the Shares. The working capital payment was subject to post-closing adjustments which were finalized and settled on March 23, 2010, resulting in an additional cash payment of $497,000 which was recorded as an increase in goodwill in the first quarter of 2010.

For the year ended December 31, 2010, Penn Foster contributed revenues of $96.4 million and a loss from continuing operations of $12.2 million. For the period from December 7, 2009 to December 31, 2009, Penn Foster contributed revenues of $5.5 million and a loss from continuing operations of $637,000. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Penn Foster had occurred on January 1, 2008:

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

The Company incurred $5.4 million and $3.0 million of acquisition and integration related costs during the years ended December 31, 2010 and 2009, respectively. These expenses are included in acquisition and integration expenses in the Company’s consolidated statements of operations.

The following table summarizes the consideration transferred to acquire Penn Foster and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Penn Foster December 7, 2009
(in thousands)
Total cash consideration(a)	$176,761

Cash and cash equivalents	7,064
Accounts receivable	1,142
Other receivables	3,806
Inventories	5,454
Prepaid expenses and other assets	3,542
Deferred tax assets(b)	22,320
Property, equipment and software development	13,749
Intangible assets	79,400
Other long-term assets	3,444
Accounts payable, accrued expenses and other current liabilities(c)	(12,543)
Deferred revenue	(14,093)
Other long-term liabilities	(3,540)
Deferred income taxes	(33,514)

Net assets acquired	76,231

Goodwill	$100,530

(a)	Includes a cash payment of $497,000 made in 2010 relating to the finalization and settlement of the working capital adjustment.
(b)	Includes an adjustment of $394,000 made in 2010 to increase opening deferred taxes attributed to Penn Foster trade names.
(c)	Includes an adjustment of $1.4 million made in 2010 to reduce opening tax liabilities that were ultimately settled by the Seller of Penn Foster.

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

The acquired intangible assets with indefinite lives consist of trade names of $31.3 million. Approximately $48.1 million of acquired intangible assets with definitive lives consist of course content, student roster and sales lead conversions, all of which will be amortized on an accelerated basis based on the estimated period that economic benefits will be realized, ranging from three to seven years.

Penn Foster has an indemnification agreement with the former owners of Penn Foster which provides for reimbursement to Penn Foster for payments made in satisfaction of certain tax and other liabilities that arose prior to the acquisition date. This tax indemnification survives until shortly after the expiration of the statute of limitations relating to the tax matters. Included in other current and long-term assets acquired is approximate $4.1 million of receivables due under this indemnification arrangement.

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

On March 7, 2008, the Company acquired Test Services, Inc. (“TSI”), the owner of ten Princeton Review franchises, by means of a merger of a newly created subsidiary of The Princeton Review with and into TSI. Under the terms of the Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI (the “TSI Merger Agreement”), TSI became a wholly-owned subsidiary of The Princeton Review. As consideration to Alta Colleges, Inc. for the acquisition, the Company paid $5.2 million in cash and transaction costs and issued 4,225,000 shares of common stock (the “Alta Shares”), which were valued at $35.4 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced. Alta Colleges, Inc. was granted registration rights for the shares of common stock issued in this transaction in certain future registration statements of the Company. Upon the closing of this transaction, Alta Colleges, Inc. owned approximately 9.8% of the Company’s outstanding common stock (assuming the conversion of all outstanding preferred stock). The acquired intangibles for TSI consist of franchise marketing rights, which will be amortized over their estimated seventeen year useful life and are not expected to be deductible for income taxes.

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

The above 2008 acquisitions were part of an ongoing effort by the Company to consolidate operations by repurchasing its domestic franchises. The results of TSI, SoCal and Pittsburgh have been included in the Company’s consolidated financial statements since March 7, 2008, July 24, 2008, and October 10, 2008, the respective dates of acquisition. As a result of the TSI, SoCal and Pittsburgh transactions, the Company recorded $29.3 million, $20.8 million and $0.5 million of goodwill and $13.1 million, $13.3 million and $0.3 million of other intangibles, respectively, all of which were allocated to the Higher Education Readiness division. The goodwill from these transactions arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base.

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

2007 Acquisitions—Franchises

In October 2007, the Company acquired its western Massachusetts franchise, Hunter Educational Services, Inc., and its Providence, Rhode Island franchise, The Princeton Review of Rhode Island, Inc, in separate transactions. The purchase price for the western Massachusetts franchise was $1.0 million plus a minimum earn-out payment of $650,000. In June 2010, the Company negotiated a settlement for the remaining minimum earn-out obligation, reducing the unpaid minimum obligation from $500,000 to $450,000. The $50,000 reduction was recorded as a non-cash credit to restructuring expense in the second quarter of 2010 as the settlement was part of a severance agreement with the seller of the western Massachusetts franchise, who was also an employee of the SES division that was shut down during 2010. See Note 18. The adjusted minimum earn-out obligation of $450,000 was paid in the third quarter of 2010.

The purchase price for the Providence, Rhode Island franchise was $935,000 plus an additional earn-out payment based on receipts for the next five years of not more than $1,065,000, of which $300,000 represents a minimum earn-out. As of December 31, 2010, the Company has paid three of the five earn out payments in an aggregate amount of $398,000.

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

Services LLC, a variable interest entity, is governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. As described below, these agreements require the Company to provide substantially all of the initial capital contributions and to the extent of those contributions, absorb all of the losses of Services LLC. The Company is also obligated under a Services Agreement with Services LLC to direct certain activities that most significantly impact the economic performance of this entity. Based on these arrangements, the Company has concluded under the accounting guidance for variable interest entities that it is the primary beneficiary of Services LLC and therefore is required to consolidate the financial results of Services LLC for financial reporting purposes. The Company will periodically reevaluate whether it must consolidate the financial results of Services LLC. The consolidated activities of Services LLC are reported in the newly created CEP segment.

Under the Contribution Agreement, which was amended on October 14, 2010, NLC contributed a ten-year license to Services LLC to use NLC and AFL-CIO trademarks and membership lists in support of the administration, marketing and servicing of the NLC educational programs. The Company is required to contribute an aggregate of $20.8 million in cash to Services LLC (the “Capital Contribution”) in payments, to be distributed immediately upon receipt to NLC as a return of capital. The Company paid $5.0 million of the Capital Contribution during the second and third quarters of 2010 and became obligated to pay an additional $5.8 million upon NLC obtaining specified regulatory approvals, which occurred in January 2011. Provided that NLC obtains future specified regulatory approvals, when and if necessary, and maintains its education regulatory status and certain other conditions, the Company is obligated to pay $5.0 million of the Capital Contribution in January 2012 and $5.0 million in January 2013. The Contribution Agreement provides for events of termination, including if NLC suffers certain adverse regulatory actions, or is unable to fulfill certain operational obligations to Services LLC.

In accordance with the accounting guidance for variable interest entities and consolidations, the Company is accounting for the Capital Contribution as the acquisition of a $20.8 million license from NLC. Accordingly, the Company recorded this license in other intangible assets in the accompanying consolidated balance sheet and is amortizing the asset on a straight-line basis over a ten year life. The Company also recorded its remaining obligation for the Capital Contribution as deferred acquisition payments ($5.8 million current, $10.0 million long term) in the accompanying consolidated balance sheet.

In addition to the Capital Contribution, the Company is required to make certain working capital contributions to Services LLC that will not exceed, in the aggregate, $12.3 million, and, under certain conditions, loans by the Company to Services LLC for working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to make the Working Capital Contributions are subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions. The Company made $1.2 million in Working Capital Contributions to Services LLC during 2010.

In accordance with the LLC Agreement and as a result of the contributions described above, Services LLC is owned 49% by the Company and 51% by NLC. The activities and affairs of Services LLC are managed by a five member board of managers, two designated by the Company and three designated by NLC. Certain matters, as defined, require a supermajority vote that must include at least four of the five board members. Profits and losses of Services LLC are allocated to the Company and NLC based on their respective ownership percentages. However a loss limitation provision stipulates that the Company shall be allocated 100% of the losses to the extent of its contributions, which include the Capital Contribution and the Working Capital Contributions. As a result of the loss limitation provision and because NLC does not have any retained equity in Services LLC, the Company has not recorded a noncontrolling interest in the consolidated financial statements as of and for the year ending December 31, 2010.

The carrying amount of Services LLC’s assets and liabilities that are included in the consolidated balance sheet as of December 31, 2010 are as follows:

December 31, 2010
(in thousands)
Cash	$12
Property, equipment and software development, net	382
Other intangibles, net	19,367

Total assets	$19,761

Accrued expenses ($108 due to NLC for supporting services)	131

Total liabilities	$131

4. Discontinued Operations and Sale of Assets

K-12 Services Division

In September 2008, the Company committed to a plan to dispose of the K-12 Services division. Accordingly, the results of operations related to the K-12 Services division are included in (loss) income from discontinued operations in the accompanying consolidated statements of operations. In December 2008, the Company signed a definitive agreement to sell the K-12 assets to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. As a result of the Company’s commitment to dispose of the division and the CORE sale agreement, a $5.4 million impairment charge was recognized in 2008 to reduce the carrying value of the assets of the K-12 business to their estimated fair value, less costs to dispose. The impairment charge was recorded in loss from discontinued operations in the accompanying statement of operations. On March 12, 2009, the Company completed its sale of substantially all of the assets and liabilities of the K-12 Services division to CORE. The aggregate consideration for the sale consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of

$2.3 million, which represented the net working capital of the K-12 Services division as of the closing date, which was finalized and paid on October 7, 2009. As a result of this sale, a $3.2 million gain was recognized in 2009 and recorded as gain from disposal of discontinued operations in the accompanying statement of operations.

On March 10, 2010, the Company subleased its former K-12 Services facility located in New York City for the remaining term of the original lease, which expires in July 2014. The Company recorded a liability of $1.3 million in 2010 based on the estimated fair value of the remaining contractual lease rentals, reduced by the sublease rentals expected to be received under the sublease agreement. It is expected that the net cash outflows related to this obligation will continue through July 2014. The charge for the liability was recorded in discontinued operations in the consolidated statement of operations in 2010.

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

The following table includes certain summary income statement information related to the K-12 Services division and Admissions Tech Business, reflected as discontinued operations for the periods presented:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Revenue	—	$2,720	$19,227
Cost of revenue	—	808	8,796

Gross margin	—	1,912	10,431
Operating expenses(a)	$1,352	2,612	18,697

Loss before income taxes	(1,352)	(700)	(8,266)
Gain (loss) from disposal of discontinued operations	—	3,230	(240)
Provision for income taxes	—	(1,014)	—

(Loss) income from discontinued operations	$(1,352)	$1,516	$(8,506)

(a)	Excludes corporate overhead expense previously allocated to the K-12 Services division in 2008. The amount of corporate overhead expense added back to the Company’s continuing operations from the K-12 Services division totaled $594,000 for the year ended December 31, 2008.

5. Property, Equipment and Software Development

	December 31,
	2010	2009
	(in thousands)
Land and land improvements	$1,230	$1,230
Buildings and building improvements	4,065	3,970
Construction in progress	2,109	768
Development in progress	18,098	5,348
Computer equipment	8,133	6,919
Furniture, fixtures and equipment	4,413	3,930
Computer, copier and phone equipment under capital lease	3,476	3,475
Software licenses—third party	7,058	6,887
Software and web site development—internally developed	18,842	18,379
Leasehold improvements	8,395	5,933

	75,819	56,839

Less accumulated depreciation and amortization (including $3,149 and $3,056 of accumulated depreciation and amortization for assets under capital leases).	38,268	24,683

	$37,551	$32,156

Aggregate depreciation and amortization expense for these assets was $13.8 million, $5.1 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest capitalized in conjunction with the development of the Company’s internally developed software was $705,000, $403,000 and $121,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

6. Investment in Affiliates

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

In September 2008, Oasis repurchased the 25% equity interest from the Company for $675,000. The consideration received by the Company included a $337,500 cash payment received in October 2008 and a $337,500 note from Oasis. The note calls for payment in two installments nine and eighteen months from the date of the note and bears interest at an annual rate of 6.0%. In 2008, the Company recorded a $61,000 gain related to this transaction based on the excess of the cash received over the carrying value of the investment of $277,000. During 2008, the Company did not record an additional gain or related asset for the note received in connection with the September 2008 transaction due to uncertainty as to the collectability of the note. In June 2009, the Company received the first installment under the note and recognized a gain of $169,000 for the cash proceeds. The gains from the sale of Oasis are included in other (expense) income in the accompanying statements of operations. The Company does not expect to collect the remaining balance on the note.

7. Goodwill and Other Intangible Assets

The following table summarizes the components of goodwill and intangible assets which are not subject to amortization:

	Goodwill	Territorial Marketing Rights	Trade Names
	(in thousands)
Balance as of January 1, 2009	$84,584	$1,481	$—
Additions from 2009 Penn Foster acquisition	101,829	—	31,300
Other	105	—	—

Balance as of December 31, 2009	186,518	1,481	31,300
Additions from Penn Foster working capital payment	497	—	—
Penn Foster purchase accounting adjustments	(1,796)	—	—
Other	18	—	—

Balance as of December 31, 2010	$185,237	$1,481	$31,300

The additions in 2009 and 2010 were primarily the result of the Penn Foster acquisition as discussed in Note 2. The purchase accounting adjustments in 2010 were attributed to corrections to opening tax liabilities that were ultimately settled by the Seller of Penn Foster and opening deferred taxes attributed to Penn Foster’s trade names. The Company evaluated these corrections and does not believe that these amounts are material to the consolidated financials statements as of December 31, 2010 and 2009. Territorial marketing rights and trade names are recorded within “Other intangibles, net” within the consolidated balance sheets.

The following is a summary of other intangible assets:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Subject to amortization
Franchise costs	$26,978	$3,719	$23,259	$26,978	$2,444	$24,534
Course content	40,953	13,724	27,229	40,050	2,821	37,229
NLC license	20,750	1,383	19,367	—	—	—
Student roster	11,400	8,435	2,965	11,400	686	10,714
Publishing rights	1,043	664	379	1,043	621	422
Non-compete agreements	1,544	1,485	59	1,544	1,409	135
Other intangible assets	638	503	135	638	338	300

Total subject to amortization	103,306	29,913	73,393	81,653	8,319	73,334

Not subject to amortization
Territorial marketing rights	1,481	—	1,481	1,481	—	1,481
Trade names	31,300	—	31,300	31,300	—	31,300

Total other intangible assets	$136,087	$29,913	$106,174	$114,434	$8,319	$106,115

NLC license increased in 2010 as a result of the Company’s investment in NLC-TPR Services, LLC discussed in Note 3. Aggregate amortization expense was $21.6 million, $3.3 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated aggregate amortization is $14.5 million, $11.2 million, $8.8 million, $6.9 million, $5.3 million and $26.7 for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

8. Accrued Expenses

The following table summarizes the Company’s accrued expenses as of December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Payroll and related benefits	$2,695	$6,112
Professional and information technology services	4,066	4,796
Restructuring	1,041	2,331
Other	7,072	9,808

	$14,874	$23,047

9. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	December 31,
	2010	2009
	(in thousands)
Credit facilities	$52,763	$36,614
Bridge notes	—	39,752
Senior notes	51,982	49,301
Junior notes, net of detached Series E preferred stock valuation	25,527	19,899
Notes payable	115	527
Capital lease obligations	387	576

Total debt	130,774	146,669
Less current portion	6,258	4,597

Long-term debt	$124,516	$142,072

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. The estimated fair value of our long-term debt approximated $140.3 million and $152.3 million as of December 31, 2010 and 2009, respectively. The credit facilities bear interest at variable rates and therefore it is assumed that the face value of our credit facility debt approximates fair value. The fair values for the senior notes, junior notes and former bridge notes were estimated using discounted cash flow analysis. Our notes payable and capital lease obligations are not traded and the fair values of these instruments are assumed to approximate their carrying values.

GE Capital Senior Credit Facilities

On December 7, 2009, concurrent with the Penn Foster acquisition described in Note 2, the Company entered into a credit agreement with General Electric Capital Corporation, as administrative agent (“GE Capital”) and any financial institution who thereafter becomes a Lender (as defined therein) (the “Original Credit Facility”), pursuant to which GE Capital agreed to provide the Company with senior secured credit facilities consisting of a five year $40.0 million senior secured term loan and a $10.0 million senior secured revolving credit facility. At closing, the Company drew down the full amount of the term loan and used the net proceeds of $36.6 million (after deducting lender fees) to fund a portion of the Penn Foster acquisition and to prepay indebtedness under the Company’s previous credit facility (described below).

On August 6, 2010, the Company refinanced the Original Credit Facility with GE Capital by entering into an amended and restated credit agreement with GE Capital, as administrative agent, and any financial institution who becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which the Lenders agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility. The Senior Credit Facilities provide the Company with more favorable interest rates and greater flexibility with respect to financial maintenance covenants than those under the Original Credit Facility.

The Company accounted for the August 6, 2010 refinancing as a loan modification and, accordingly, lender fees paid at closing of $1.7 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $186,000 of fees paid to third parties relating to the refinancing were expensed as incurred and recorded in other (expense) income, net in the accompanying statement of operations. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) have been and will be used to invest in strategic initiatives and for general working capital purposes.

During the year ended December 31, 2010, three letters of credit totaling $428,000 were issued under the revolving credit facility. As of December 31, 2010, there were no outstanding borrowings under the revolving credit facility and the Company had accessible borrowing availability of approximately $8.9 million.

Borrowings under the Senior Credit Facilities bear interest through the five-year maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans is 5.0% to 5.25% per annum (5.5% to 6.0% under the Original Credit Facility), based on the total leverage ratio (as defined), with a LIBOR floor of 1.5% (2.0% under the Original Credit Facility). The applicable margin for base rate loans is 4.0% to 4.25% per annum (4.5% to 5.0% under the Original Credit Facility), based on the total leverage ratio (as defined). The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit. The weighted average interest rate in effect under the term loan for the year ended December 31, 2010 and for the period from December 7, 2009 to December 31, 2009 was 7.46% and 8.25%, respectively. The effective interest rate on the term loan when factoring in the lender fee discount as of December 31, 2010 and 2009 was approximately 9.0% and 10.0%, respectively.

The Credit Agreement provides for quarterly installment payments of $1.5 million through December 20, 2011, $2.3 million from March 20, 2012 through December 20, 2012, and $3.0 million beginning March 20, 2013 through maturity. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances. During the year ended December 31, 2010, the Company repaid $5.0 million of the senior secured term loan.

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

In addition to other covenants, the Credit Agreement places limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Credit Agreement also contains events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $15.0 million, excluding certain capital expenditures related to strategic ventures (as defined). In March 2011, an amendment to the Credit Agreement added a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the Lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable.

Bridge Notes

On December 7, 2009, the Company entered into a bridge note purchase agreement (the “Bridge Note Purchase Agreement”) in which the aggregate principal amount of approximately $40.8 million of Bridge Notes were purchased. The Company used the net proceeds of $39.7 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

On April 21, 2010, the Company used $35.0 million of the net proceeds from the sale of common stock to repay a portion of the Bridge Notes. On April 29, 2010, the Company repaid the remaining balance of $5.8 million under the Bridge Notes with proceeds from the over-allotment option of the common stock offering. In conjunction with the repayments, the Company recorded charges of $954,000 in the second quarter of 2010 related to fees and the write-off of unamortized debt issuance costs, discounts and an associated embedded derivative, which are reflected in other (expense) income, net in the accompanying statement of operations.

The Bridge Notes bore interest at 15.5% per annum for the first 12 months and 17.5% per annum thereafter, all of which was payable in cash on a quarterly basis beginning on March 31, 2010, or upon prepayment if earlier. The Bridge Notes were subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Bridge Notes when factoring in discounts was 18.4%.

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

On August 6, 2010, the Company entered into an amendment to the Senior Note Purchase Agreement that provides the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants and increasing the amount that the Company is permitted to invest in strategic ventures.

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

The provisions requiring mandatory prepayments due upon a change of control, an asset sale and debt and specified equity issuances constitute a compound embedded derivative that is being accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Senior Notes was $526,000 which was subtracted from the original carrying amount of the Senior Notes and reflected as a debt discount, and also increased long-term liabilities by $526,000. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2010 and 2009, the fair value of the embedded derivative was $184,000 and $489,000, respectively, and the Company recorded gains of $305,000 and $37,000 in other (expense) income, net in the accompanying statement of operations for the years ended December 31, 2010 and 2009, respectively.

In addition to other covenants, the Senior Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Senior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $17.3 million, excluding certain capital expenditures related to strategic ventures (as defined). In March 2011, an amendment to the Senior Note Purchase Agreement added a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Senior Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable. The Senior Note Purchase Agreement also grants the holders of the Senior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

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

The gross offering proceeds of $25.5 million were allocated between the Junior Notes ($21.2 million) and the Series E Preferred Stock ($4.3 million) based on their relative fair values. The value ascribed to the Series E Preferred Stock is reflected as a discount to the Junior Notes in the accompanying balance sheets and is being amortized to interest expense utilizing the effective interest method over the applicable term of 6.5 years.

On August 6, 2010, the Company entered into an amendment to the Securities Purchase Agreement that provides the Company with greater flexibility by increasing the amount that the Company is permitted to invest in strategic ventures.

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

The Company is required to redeem the Junior Notes upon the election of a majority of the holders of the Junior Notes (i) if the ratio of consolidated total debt to consolidated adjusted EBITDA exceeds 6.00 to 1 at any time after the Senior Notes cease to be outstanding or (ii) upon a change of control or other liquidation event of the Company. The redemption price for a mandatory redemption is equal to the outstanding principal amount plus accrued interest on the Junior Notes, except that, in the case of a redemption for a change of control or other liquidation event of the Company within 18 months of the closing, the redemption price will be 1.9 times the original aggregate amount of the Junior Notes. The provision for prepayment due upon the holders’ election to redeem the Junior Notes constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of the embedded derivative upon the issuance of the Junior Notes was $1.0 million and was subtracted from the original carrying amount of the Junior Notes and reflected as a debt discount, and also increased long-term liabilities by $1.0 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability will be accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2010 and 2009, the fair value of the embedded derivative was $523,000 and $967,000, respectively and the Company recorded gains of $444,000 and $47,000 in other (expense) income, net in the accompanying statement of operations for the years ended December 31, 2010 and 2009, respectively.

In addition to other covenants, the Junior Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Junior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including a financial covenant requiring the Company to maintain a ratio of consolidated total debt to consolidated adjusted EBITDA ratio of less than 6.00 to 1 at any time after the Senior Notes cease to be outstanding. Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Junior Notes to declare all amounts thereunder, together with accrued interest and fees, to be immediately due and payable. The Securities Purchase Agreement also grants the holders of the Junior Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

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

On December 7, 2009, the Company paid approximately $7.4 million, including interest, to Wells Fargo in satisfaction of its obligations pursuant to the July 2008 Credit Agreement and as a result, terminated the July 2008 Credit Agreement and obtained a release of the related security interest held by Wells Fargo. The Company recorded charges of $878,000 related to a prepayment premium fee and the write-off of debt issuance costs, which are reflected in other (expense) income, net in the accompanying statement of operations for the year ended December 31, 2009.

Notes Payable

In October 2008, the Company completed its acquisition of the Princeton Review of Pittsburgh, Inc. The Company financed part of this acquisition with a note to the seller. The promissory note of $345,000 is payable in equal annual installments through October 2011 and bears an interest rate of 2.9% per year, payable on the annual anniversary date. At December 31, 2010 and 2009, $115,000 and $231,000 was outstanding, respectively.

In 2003, the Company acquired Princeton Review of North Carolina, Inc. The Company financed part of this acquisition with notes, which included imputed interest at 5% per year. These notes were payable in annual installments, including interest of approximately $125,000 per year in the years 2007 through 2010. At December 31, 2009, $139,000 was outstanding and the balance was paid in full during 2010.

In 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of these acquisitions with notes to the sellers. The remaining note matured on January 1, 2010 and bore interest at the rate of 8.25% per year, payable quarterly. At December 31, 2009, $157,000 was outstanding and the balance was paid in full during 2010.

Maturities

The annual maturities of long-term debt, excluding capital leases, for the next five years and thereafter are estimated to be as follows:

As of December 31,	Amount Maturing
(In thousands)
2011	$6,115
2012	9,000
2013	12,000
2014	30,000
2015	51,020
Thereafter	25,510

Total cash obligations	133,645
Unamortized discounts and accrued in-kind interest, net	(3,258)
Capital lease obligations	387

Balance as of December 31, 2010	$130,774

Capital Lease Obligations

The Company leases copier equipment under capital leases, all of which are included in property and equipment. Future minimum payments under capital leases in effect at December 31, 2010 are as follows:

Year ending December 31,	(in thousands)
2011	$161
2012	145
2013	97
2014	15
2015	—

Total	418
Less: amounts representing interest (effective interest rate ranges from 2% to 8%)	31

Present value of capital lease obligations	$387

10. Common and Preferred Stock

Sale of Common Stock

On April 20, 2010, the Company sold 14.0 million shares of its common stock at a price to the public of $3.00 per share, and on April 28, 2010 sold an additional 2.1 million shares upon the underwriter’s exercise of its over-allotment option. The net proceeds of this issuance ($44.3 million after deducting underwriting discounts of $0.15 per share, commissions and other offering expenses) were used to repay the Bridge Notes, fund contribution obligations under the Contribution Agreement with the National Labor College as described in Note 3, and for general working capital purposes.

Series D Preferred Stock

On April 21, 2010, the Company shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) into 111,503 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The conversion was mandatory, with the shares of Series E Preferred Stock converting into shares of Series D Preferred Stock at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share. The Series D Preferred Stock is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. As of December 31, 2010, the Series D Preferred Stock was convertible into approximately 24,781,000 shares of common stock. Dividends on the Series D Preferred Stock will accrue and be cumulative at the rate of 8.0% per year, compounded annually until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

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

The terms of the Series D Preferred Stock (and Series E Preferred Stock prior to its conversion to Series D Preferred Stock) contain certain restrictive provisions that are substantially the same as the restrictive provisions for the prior Series C Preferred Stock. These restrictive provisions prohibit the Company from, among other things, (i) creating or issuing any equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Series D Preferred Stock or Series E Preferred Stock; (ii) altering, amending or waiving the Certificate of Incorporation or By-laws in a manner that affects the rights, preferences or powers of the Series D Preferred Stock or Series E Preferred Stock; (iii) increasing or decreasing the number of authorized shares of Series D Preferred Stock or Series E Preferred Stock; (iv) declaring or paying any dividends on, or making any redemption of any capital stock, except for certain exceptions; (v) issuing any debt securities which are convertible into capital stock; (vi) except as set forth in the applicable Certificate of Designation, merging with or into or consolidating with any other person, except for mergers or consolidations involving the issuance of shares of capital stock or cash not exceeding the thresholds specified in the applicable Certificate of Designation, or engage in any change of control transaction or (vii) hiring, terminating or replacing the Company’s Chief Executive Officer.

Series E Preferred Stock

On December 7, 2009, the Company entered into a Series E Preferred Stock Purchase Agreement (the “Series E Purchase Agreement”) with Bain Capital Venture Fund 2007, L.P., BCVI-TPR Integral L.P. and their affiliates, Prides Capital Fund I LP, RGIP, LLC and Falcon and its affiliates (collectively, the “Series E Purchasers”), providing for the conversion of all of the outstanding shares of Series C Convertible Preferred Stock (60,000 shares) of the Company (the “Series C Preferred Stock”) into 54,000 shares of Series E Preferred Stock and the issuance and sale of an additional $40.0 million of Series E Preferred Stock (40,000 shares) at a purchase price of $1,000 per share. The Company completed the issuance of the Series E Preferred Stock simultaneously with the execution of the transaction documents. Immediately following the closing of the issuance of the Series E Preferred Stock, the Company filed a Certificate of Elimination eliminating the Series C Preferred Stock.

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

As discussed in Note 9, the holders of the Junior Notes received an aggregate of 4,275 shares of Series E Preferred Stock for no additional consideration. The Junior Notes gross offering proceeds of $25.5 million were allocated between the Junior Notes ($21.2 million) and the Series E Preferred Stock ($4.3 million) based on their relative fair values.

On March 12, 2010, the Company issued an additional $10.0 million of Series E Preferred Stock to Camden Partners Strategic Fund IV, L.P. and Camden Partners Strategic Fund IV-A, L.P. (together, “Camden”) at a purchase price of $1,000 per share on the same terms and conditions as the existing Series E Purchasers pursuant to the Series E Purchase Agreement among the Company and the original Series E Purchasers. In connection with this purchase, Camden also became a party to the Amended and Restated Investor Rights Agreement, dated December 7, 2009, with Camden, the existing Series E Purchasers and certain other parties pursuant to which the Company granted Camden demand registration rights, information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future identical to the rights granted to the existing Series E Purchasers upon the initial sale of Series E Preferred Stock on December 7, 2009. The net proceeds of this issuance ($9.5 million after deducting issuance costs and fees) have and will be used to fund contribution obligations under the Contribution Agreement with the National Labor College as described in Note 3, and for general working capital purposes.

The rights of the Series E Preferred Stock included the following:

Conversion. As described above, on April 21, 2010 the Company shareholders approved the conversion of shares of Series E Preferred Stock into shares of Series D Preferred Stock. The conversion was mandatory, with the shares of Series E Preferred Stock converting into shares of Series D Preferred Stock at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share.

Accumulating Rate of Return. The holders of Series E Preferred Stock were entitled to receive an accumulating rate of return of 8% during the first year, and 12% per year thereafter.

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series E Preferred Stock would have been paid out of the assets of the Company available for distribution to stockholders before any payment shall be paid to the holders of common stock (and pari passu with any shares of Series D Preferred Stock), an amount described in the Certificate of Designation.

Mandatory Redemption. Pursuant to the Purchase Agreement, the Company was obligated to use its reasonable best efforts to obtain stockholder approval of the conversion of the Series E Preferred Stock into shares of Series D Preferred Stock. If such approval was not obtained by December 7, 2011, upon the election of the holders of at least 10% of the Series E Preferred Stock, the Company would be required to redeem the Series E Preferred Stock in cash.

Change in Control Redemption. Upon a change of control of the Company, each holder of Series E Preferred Stock could have required the Company to redeem all or a portion of such holder’s Series E Preferred Stock.

Voting Rights. The Series E Preferred Stock did not have any voting rights except as provided by law or as set forth in the Certificate of Designation for the Series E Preferred Stock.

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

Dividends

The Company records accrued unpaid dividends and accretion of issuance costs related to the Series D, Series E and Series C Preferred Stock in the accompanying statements of operations below net loss and above loss attributed to common stockholders.

11. Commitments and Contingencies

Office and Classroom Leases

The Company leases office space, equipment and classroom site locations under operating leases that expire over various terms. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancelable term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at December 31, 2010 are as follows:

Years Ending December 31,	(in thousands)
2011	$9,093
2012	8,269
2013	6,832
2014	5,521
2015	3,609
Thereafter	5,705

$39,029

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $17.1 million, $17.1 million, and $15.8 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

Legal Matters

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings.

On January 21, 2011, the Company received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York, seeking documents and information relating to the Supplemental Education Services provided by the Princeton Review in New York City during 2002-2010. The Company is cooperating with the U.S. Attorney’s Office in providing the requested documents and information. The Company currently is not able to make a reasonable estimate of any liability related to this matter because of the uncertainties related to the outcome and/or the amount or range of loss.

Co-authorship Agreements

In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2010, 2009, and 2008. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for royalties were approximately $718,000, $678,000, and $754,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The expense related to co-author payments is accrued monthly and is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

Tax Indemnification

The owner of Penn Foster prior to the Seller (the “Previous Owner”), filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the Seller, the Seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the Seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of December 31, 2010.

12. Income Taxes

The (provision) benefit for income taxes consists of the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax (provision) benefit:
U.S. Federal	$—	$—	$—
State	(393)	(276)	(155)
Foreign	(297)	(364)	(451)

	(690)	(640)	(606)

Deferred tax (provision) benefit:
U.S. Federal	(857)	(76)	(661)
State	(255)	(22)	(196)
Foreign	116	(18)	—

	(996)	(116)	(857)

Total (provision) benefit for income taxes	$(1,686)	$(756)	$(1,463)

As part of (loss) income from discontinued operations, the Company recorded an income tax provision of $1.0 million for the year ended December 31, 2009. No income tax provision for discontinued operations was recorded for the years ended December 31, 2010 and 2008.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$56,188	$43,096
Tax credit carryforwards	794	415
Allowance for doubtful accounts	385	607
Equity compensation	3,299	2,830
Inventory	165	727
Deferred rent	732	642
Content development	881	742
Accrued bonuses	—	1,601
Deferred revenue	21,140	21,560
Other	4,263	2,628

Total deferred tax assets	87,847	74,848

Deferred tax liabilities:
Software development costs	(4,110)	(7,796)
Accumulated amortization of intangibles with indefinite lives	(7,466)	(6,354)
Intangible assets	(7,705)	(12,137)
Product development	(9,336)	(13,122)
Depreciation	(1,366)	(1,305)
Trade names	(11,535)	(12,536)
Other	(1,759)	(1,687)

Total deferred tax liabilities	(43,277)	(54,937)

Net deferred tax assets before valuation allowance	44,570	19,911
Valuation allowance	(63,125)	(37,864)

Net deferred tax liabilities	$(18,555)	$(17,953)

Under established accounting standards, deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. A valuation allowance has been recorded for $63.1 million and $37.9 million for the years ended December 31, 2010 and 2009, respectively.

In accordance with established accounting standards, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-over period expires. The deferred tax liabilities related to assets with indefinite lives and tax deductible goodwill are $19.7 million and $18.9 million as of December 31, 2010 and 2009, respectively.

The Company has federal net operating loss carryforwards totaling approximately $140.0 million which expire in the years 2020 through 2030, state net operating loss carryforwards totaling approximately $125.0 million which expire in the years 2010 through 2029 and other temporary differences which will be available to offset regular taxable income during the carryforward period. Net operating losses are subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to ownership changes. These limitations do not significantly impact the income tax provision for the year ended December 31, 2010.

A reconciliation setting forth the differences between the effective tax rates of the Company for the years ended December 31, 2010, 2009 and 2008 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	34%	34%	34%
Effect of permanent differences and other	7%	(6)%	8%
Effect of state taxes	7%	4%	1%
Valuation allowance	(51)%	(38)%	71%

	(3)%	(6)%	114%

The Company adopted the accounting provisions for accounting for uncertainty in income taxes on January 1, 2007. The provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation through the year ended December 31, 2010, it concluded that there were no additional uncertain tax positions other than those recorded by Penn Foster prior to the acquisition. The tax years ended December 31, 2007 and later remain subject to examination by major tax jurisdictions as of December 31, 2010.

A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties from January 1, 2009 through December 31, 2010 is as follows:

(in thousands)
Balance at January 1, 2009	$—
Additions related to Penn Foster acquisition	3,294

Balance at December 31, 2009	3,294
Additions related to Penn Foster acquisition	49

Balance at December 31, 2010	$3,343

At December 31, 2010, the Company had $3.6 million of net unrecognized tax benefits, none of which if recognized, would reduce the Company’s effective tax rate. We do not expect the amount of unrecognized tax benefit disclosed above to change significantly over the next 12 months.

The Company reports penalties and tax-related interest expense as a component of the provision for income taxes in the accompanying consolidated statement of operations. As of December 31, 2010 and 2009 the Company had $296,000 and $262,000 of accrued interest and penalties, respectively, in accrued expenses in the accompanying consolidated balance sheet.

The Company files income tax returns in the United States (“U.S.”) on a federal basis, various U.S. states, and in Canada. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2007 and later tax years remain subject to examination by the applicable taxing authorities.

At December 31, 2010, unrepatriated earnings of non-U.S. subsidiaries totaled $1.8 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, it would be included in the Company’s U.S. taxable income. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The Company has an indemnification agreement with the former owners of Penn Foster which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities from prior to December 7, 2009. As of December 31, 2010 the balance of this receivable included in other long term assets is $3.5 million.

13. Stock Based Compensation and Employee Benefits

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

The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	2010	2009	2008
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	1.5%	2.1%	2.8%
Volatility	47.6%	45.4%	36.8%

The Company has never declared cash dividends on any of its capital stock and does not expect to do so in the foreseeable future.

The accounting standards require the application of an estimated forfeiture rate to current period expense to recognize stock-based compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon historical data, adjusted to exclude periods in which forfeiture rates are impacted by non-recurring events, and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

The Company’s 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) provides for the authorization and issuance of an aggregate of 8,282,588 shares of common stock. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock units, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years and generally vest quarterly over four years. Awards of restricted stock units are granted to officers and certain employees and generally vest quarterly over four years. Awards of restricted stock to directors are generally granted in June of each year and vest in January of the following year. As of December 31, 2010, there were approximately 904,000 shares available for grant under the Stock Incentive Plan.

In connection with the hiring of certain executive officers, the Company has granted options outside of the Stock Incentive Plan, for periods not to exceed ten years, and which typically vest quarterly over four years. During 2009, the Company granted an aggregate of 600,000 options outside of the Stock Incentive Plan to the president of the Higher Education Readiness division and the former president of the Penn Foster division. During 2010, the Company granted 1,150,000 options outside of the Stock Incentive Plan to the Company’s new Chief Financial Officer.

Information concerning all stock option activity for the year ended December 31, 2010 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	6,298,605	$5.70
Granted at market price	4,915,000	2.11
Forfeited	(3,899,126)	5.22
Exercised	(34,708)	1.82

Outstanding at December 31, 2010	7,279,771	$3.55	8.10	$—
Vested or expected to vest at December 31, 2010	6,931,010	$3.62	8.02	$—
Exercisable at December 31, 2010	2,670,841	$5.21	6.04	$—

The weighted-average grant-date fair value of options granted during 2010, 2009 and 2008 was $0.90, $1.67 and $2.89, respectively.

The aggregate intrinsic value of stock options outstanding and exercisable was $0, $78,000 and $412,000 for the years ending December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $6.3 million, net of estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately 3.3 years.

Restricted Stock Units and Restricted Stock Awards

A summary of the status of non-vested shares of restricted stock units and restricted stock as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at December 31, 2009	965,000	$3.83
Granted	553,000	2.56
Forfeited	(401,562)	3.78
Vested	(215,626)	3.96

Non-vested awards outstanding at December 31, 2010	900,812	$3.05

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

On June 30, 2010, 2009 and 2008, the Company granted 20,000 shares, 20,000 shares and 25,000 shares, respectively, of restricted stock awards to certain of its non-employee directors having a grant date fair value of $46,000, $108,000 and $169,000, respectively. These restricted stock awards vested on January 30, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, the Board of Directors granted 25,000 shares and 545,000 shares, respectively, of restricted stock units to certain officers and senior management of the Company having a grant date fair value of approximately $100,000 and $2.1 million, respectively. In addition, during the year ended December 31, 2009, the Board of Directors granted 400,000 shares of restricted stock units having a grant date fair value of $1.5 million outside of the Stock Incentive Plan to the new president of the Higher Education Readiness division and the former president of the Penn Foster division. These restricted stock units vest quarterly over a four year period. On the date that restricted stock unit shares vest, the Company withholds the number of vested shares based on the common stock closing price on such vesting date equal to the required tax withholdings of the employee. Such shares are reflected as treasury stock and during the year ended December 31, 2010, the Company withheld 64,156 shares of treasury stock to cover approximately $168,000 of employee tax withholdings.

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested restricted stock awards and units amounted to approximately $2.4 million, which will be recognized over the weighted-average remaining requisite service period of approximately 3.6 years.

Performance Stock Awards

During the year ended December 31, 2010, the Board of Directors awarded 63,500 performance based restricted stock units under the Stock Incentive Plan and 444,500 performance based restricted stock units outside of the Stock Incentive Plan, both of which are included in the restricted stock table above. The vesting of these restricted stock unit awards is contingent upon the achievement of various milestones through December 31, 2016 relating to the successful development of community college partnerships within the Company’s Career Education Partnership division. Expense related to these performance based restricted stock units is recorded based on management’s estimate of the probability of the award vesting. No expense was recognized under these performance based restricted stock units during the year ended December 31, 2010.

During the year ended December 31, 2008, the Board of Directors awarded performance based options for an aggregate of 275,000 shares of common stock under the 2000 Stock Incentive Plan. The vesting of these options was contingent upon exceeding annual earnings or revenue targets for the years ending 2008 through either 2011 or 2012, depending upon the award. For the years ended December 31, 2009 and 2008, the Company recorded $12,000 and $96,000, respectively, in expense related to performance based options based on management’s estimate of the probability of the award vesting. The unvested performance based options were forfeited during the year ended December 31, 2009.

Total stock-based compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 was $3.5 million, $3.0 million and $3.9 million, respectively. Stock-based compensation expense for the year ended December 31, 2010 includes approximately $218,000 of accrued bonus to be paid in stock for 2010 performance targets expected to be achieved. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

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

The Company’s aggregate contributions to both plans, including Penn Foster’s since December 7, 2009, were $825,000, $700,000, and $413,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

14. Related Parties

Publisher

Random House, Inc (“Random House”), the publisher and distributor of substantially all of the Company’s books, was a related party until April 2009 when one of the Company’s board of directors who was affiliated with Random House resigned. For the year ended December 31, 2008, the Company earned $4.0 million of book and publication income from Random House. The Company also paid Random House web hosting fees during the year ended December 31, 2008 of approximately $1.2 million.

Loans to Officers

As of December 31, 2008, the Company had a loan to one former executive officer in the amount of $207,000 that accrued interest at 7.3% per year and was secured by 35,662 shares of the Company’s common stock. On March 20, 2009, the Company received the 35,662 shares for full settlement of the loan and returned the shares to authorized, but unissued common stock. In conjunction with the settlement, the Company recognized a loss of $45,000 which is included in other (expense) income, net in the accompanying statement of operations for the year ended December 31, 2009. No loans were made to executive officers after February 2002 and no loans are outstanding as of December 31, 2010 and 2009.

Transactions with Bain Capital LLC

During 2008, the Company entered into agreements with Bain Capital LLC (“Bain”), an affiliate of certain of the Series C, D and E Preferred Stock purchasers, to provide live and online GMAT instruction and business school tutoring services to a limited number of Bain employees. For the years ended December 31, 2010 and 2009, the Company recognized revenue of approximately $39,000 and $9,100, respectively, from these agreements.

Transactions with US Skills, LLC

During 2008, the Company entered into agreements with US Skills, LLC (“US Skills”), whereby the Company licensed certain technologies to US Skills for contracted fees of $500,000. Michael J. Perik, who has a controlling ownership interest in US Skills, was appointed the Company’s President and Chief Executive Officer and a director on July 22, 2007.

Effective April 2008, the Company entered into an additional agreement with US Skills to license to US Skills the Company’s K-12 assessment platform and to develop certain software to integrate the Company’s K-12 assessment platform with a third party’s application, all in connection with specified sublicenses by US Skills of such applications. Under the agreement, US Skills was obligated to pay the Company a development fee of $440,000 and license fees of $675,000 through December 31, 2009. The agreement also provided for an equal sharing of all net revenues from the sublicensing by US Skills of the Company’s K-12 assessment platform and the third party’s application, after certain payments by US Skills to each of the Company and the third party. For the years ended December 31, 2009 and 2008, the Company’s former K-12 division recognized revenue related to US Skills in the amounts of $206,000 and $1.5 million, respectively. This revenue is included in (loss) income from discontinued operations in the accompanying statements of operations. Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the Company is reimbursed by US Skills. At the end of 2009, the project management agreement was terminated and the Company entered into a reimbursement agreement under which the Company continued to employ certain employees and consultants who provided services to US Skills, for which the Company was reimbursed by US Skills. In 2010 and 2009, the Company received reimbursement of $249,000 and $420,000, respectively, under the project management agreement and reimbursement agreement, respectively.

On December 30, 2009, the Company entered into a software license agreement with US Skills whereby the Company agreed to provide its online SAT and ACT preparation software, third party software and hardware. The Company received $760,000 in consideration of this agreement during 2010.

In accordance with accounting standards established for consolidation of variable interest entities, the Company evaluated at each reporting period whether its interest and relationships with US Skills would require the Company to consolidate US Skills. The Company determined that consolidation of US Skills was not required.

Transactions with Kavanaugh Software Innovations, LLC

From time to time the Company contracts with Kavanaugh Software Innovations, LLC, (“KSI”) a software development and services company, to perform a variety of software development and internet services. In December 2009 the Company hired a vice president of our CEP division, who, together with his spouse, is a majority owner of KSI and whose spouse is president of KSI. During the year ended December 31, 2010 the Company paid KSI an aggregate of $68,000 of internet service fees.

15. Segment Reporting

Segment information is presented in accordance with accounting standards established regarding disclosures about segments of an enterprise and related information. This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

The Company operates in four reportable segments: Higher Education Readiness (“HER”), Penn Foster, Career Education Partnerships (“CEP”) and Supplemental Educational Services (“SES”). These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The HER division provides live and online test preparation courses and tutoring services and receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand. The Penn Foster division, acquired in December 2009, provides accredited, career-focused, online degree and vocational programs in the fields of allied health, business, technology, education and select trades. The CEP division was established after the creation of the strategic relationship with NLC in April 2010 (see Note 3) and the collaboration with BCC in September 2010 (see Note 1). Through agreements with community colleges and other educational institutions, the CEP division provides services that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. Certain expenses associated with prospective CEP opportunities incurred in the first and second quarters of 2010 of $984,000 and $797,000 respectively, were reported as Corporate operating expenses in prior segment disclosures. These expenses are now presented within the CEP reporting segment to align with management’s current divisional reporting structure. The SES division delivered state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. As discussed in Note 18, the Company exited the SES business as of the end of the 2009-2010 school year and therefore will not continue to report under this segment after the current year. The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facility expenses, human resource expenses and other shared services.

The segment results include Adjusted EBITDA for the periods indicated. As used in this report, Adjusted EBITDA means loss from continuing operations before income taxes, interest income and expense, depreciation and amortization, stock-based compensation, restructuring expense, acquisition and integration expense and certain other non-cash income and expense items. The other non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment, a charge to cost of goods and services sold for the write-off of inventory in conjunction with the decision to exit the SES business, the loss from extinguishment and refinancing of debt, and gains and losses from changes in fair values of embedded derivatives. The Company believes that Adjusted EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-recurring, non-cash and non-core related charges or income. The Company’s management uses Adjusted EBITDA to measure the operating profits or losses of the business. Analysts, investors, lenders and rating agencies frequently use Adjusted EBITDA in the evaluation of companies, but the Company’s presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Year Ended December 31, 2010 (in thousands)
	HER	Penn Foster	CEP	SES	Corporate	Total
Revenue	$102,766	$96,387	$597	$14,676	$—	$214,426

Operating expenses	90,730	99,488	5,895	13,381	31,529	241,023

Operating income (loss) from continuing operations	12,036	(3,101)	(5,298)	1,295	(31,529)	(26,597)
Depreciation and amortization	3,620	21,451	1,384	334	8,650	35,439
Restructuring	—	—	—	—	4,327	4,327
Acquisition and integration expenses	—	2,286	—	—	3,076	5,362
Stock based compensation	—	218	—	—	3,236	3,454
Acquisition related adjustment to revenue	—	877	—	—	—	877
Inventory write-off to cost of goods and services sold	—	—	—	942	—	942
Other cash expense (see reconciliation below)	—	—	—	—	(4)	(4)

Adjusted EBITDA	15,656	21,731	(3,914)	2,571	(12,244)	23,800

Total segment assets	141,874	198,812	20,689	—	18,810	380,185

Segment goodwill	84,707	100,530	—	—	—	185,237

Expenditures for long lived assets	$10,388	$4,557	$1,882	$—	$1,149	$17,976

	Year Ended December 31, 2009 (in thousands)
	HER	Penn Foster	SES	Corporate	Total
Revenue	$110,414	$5,485	$27,620	$—	$143,519

Operating expense	94,835	6,100	27,165	25,519	153,619

Operating income (loss) from continuing operations	15,579	(615)	455	(25,519)	(10,100)
Depreciation and amortization	3,791	1,835	175	2,546	8,347
Restructuring	—	—	—	7,711	7,711
Acquisition and integration expenses	—	—	—	2,984	2,984
Stock based compensation	—	—	—	2,979	2,979
Acquisition related adjustment to revenue	—	135	—	—	135
Other cash income (see reconciliation below)	—	—	—	261	261

Adjusted EBITDA	19,370	1,355	630	(9,038)	12,317

Total segment assets	139,319	231,790	4,050	14,648	389,807

Segment goodwill	84,689	101,829	—	—	186,518

Expenditures for long lived assets	$4,867	$93	$38	$4,362	$9,360

	Year Ended December 31, 2008 (in thousands)
	HER	SES	Corporate	Total
Revenue	$108,454	$30,320	$—	$138,774

Operating expenses	88,891	26,675	21,378	136,944

Operating income (loss) from continuing operations	19,563	3,645	(21,378)	1,830
Depreciation and amortization	2,396	22	2,247	4,665
Restructuring	—	—	2,233	2,233
Stock based compensation	—	—	3,868	3,868
Other cash income (see reconciliation below)	—	—	81	81

Adjusted EBITDA	21,959	3,667	(12,949)	12,677

Total segment assets (excluding assets held for sale)	135,621	11,100	18,051	164,772

Segment goodwill	84,584	—	—	84,584

Expenditures for long lived assets	$2,811	$366	$2,171	$5,348

Reconciliation of other (expense) income, net to other cash (expense) income:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Other (expense) income, net	$(341)	$(517)	$81
Loss from extinguishment and refinancing of debt	1,140	878	—
Gain from change in fair value of embedded derivatives	(757)	(100)	—
Other non-cash income	(46)	—	—

Other cash (expense) income	$(4)	$261	$81

16. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2010. This information has been derived from the Company’s historical consolidated financial statements and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(in thousands, except per share data)
Revenue
Higher Education Readiness	$26,757	$26,591	$30,675	$18,743	$27,363	$25,220	$34,090	$23,741
Penn Foster	26,439	24,948	23,357	21,643	—	—	—	5,485
Career Education Partnerships	—	—	343	254	—	—	—	—
SES	9,989	4,649	38	—	17,460	6,252	235	3,673

Total revenue	63,185	56,188	54,413	40,640	44,823	31,472	34,325	32,899

Operating expenses
Costs of goods and services sold (exclusive of items below)	22,514	21,907	18,298	14,260	17,359	13,685	11,723	13,231
Selling, general and administrative	36,137	29,539	27,583	25,657	20,565	16,803	18,884	22,327
Depreciation and amortization	10,561	8,519	8,723	7,636	1,531	1,648	1,634	3,534
Restructuring	1,031	890	2,082	324	2,918	1,130	1,131	2,532
Acquisition and integration expenses	1,023	1,350	1,311	1,678	—	—	285	2,699

Total operating expenses	71,266	62,205	57,997	49,555	42,373	33,266	33,657	44,323

Operating (loss) income from continuing operations	(8,081)	(6,017)	(3,584)	(8,915)	2,450	(1,794)	668	(11,424)

(Loss) income from continuing operations	(15,589)	(13,186)	(8,740)	(12,873)	1,860	(1,584)	144	(14,322)

Loss per share:
Basic and diluted (loss) income from continuing operations	$(0.54)	$(0.30)	$(0.21)	$(0.28)	$0.02	$(0.08)	$(0.03)	$(0.08)

Weighted average shares used in computing (loss) income from continuing operations
Basic	33,772	47,822	52,120	53,485	33,742	33,719	33,725	33,727
Diluted	33,772	47,822	52,120	53,485	33,858	33,719	33,725	33,727

During the three month interim period ended June 30, 2010, the Company identified errors in reported revenue attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $552,000 for the three months ended June 30, 2010.

During the three month interim period ended September 30, 2010, the Company identified errors in reported revenue attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $1.2 million for the three months ended September 30, 2010.

During the three month interim period ended December 31, 2010, the Company identified errors in its reported revenues and expenses attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $259,000 and increasing operating expenses by $498,000 for the three months ended December 31, 2010.

During the three month interim period ended December 31, 2009, the Company identified errors in its reported revenues attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $680,000 for the three months ended December 31, 2009.

The Company has evaluated these errors and does not believe that these amounts are material to the consolidated financial statements for the years ended December 31,2009 and 2010 or any interim periods within 2009 and 2010, and that the correction of those errors is not material to any interim or annual period of the 2009 and 2010 consolidated financial statements.

17. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Numerator for earnings (loss) per share:
Loss from continuing operations	$(50,388)	$(13,902)	$(184)
Earnings to common shareholders from exchange and conversion of preferred stock	1,128	13,255	—
Dividends and accretion on preferred stock	(9,908)	(5,308)	(4,695)

Loss from continuing operations attributed to common stockholders	$(59,168)	$(5,955)	$(4,879)
(Loss) income from discontinued operations	(1,352)	1,516	(8,506)

Loss attributed to common stockholders	$(60,520)	$(4,439)	$(13,385)

Denominator for basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	46,868	33,728	32,409

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(1.26)	$(0.18)	$(0.15)
(Loss) income from discontinued operations	(0.03)	0.04	(0.26)

Loss attributed to common shareholders	$(1.29)	$(0.13)	$(0.41)

The following were excluded from the computation of diluted earnings (loss) per common share because of their anti-dilutive effect.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	39	63	389
Effect of convertible preferred stock-based on the if-converted method	16,787	—	10,548

	16,826	63	10,937

18. Restructuring

2010 SES Initiative

On May 18, 2010, the Company announced its intention to exit the SES business as of the end of the 2009-2010 school year. After completing programs it offered in the 2009-2010 school year, the Company closed certain offices and terminated employees associated with the SES business. All SES employees were notified of their termination and as a result, the Company incurred restructuring charges of $820,000 related to employee severance and termination benefits during the year ended December 31, 2010. This charge includes a non-cash credit of $50,000 relating to a negotiated settlement of the Company’s minimum earn-out obligation from the 2007 acquisition of a western Massachusetts franchise. The seller of the western Massachusetts franchise was an SES employee and this settlement was included as a part of the employee’s severance agreement. The adjusted minimum earn-out obligation of $450,000 was paid in the third quarter of 2010.

The following table sets forth accrual activity relating to this restructuring initiative for the year ended December 31, 2010:

	Severance and Termination Benefits	Lease Termination and Office Shut-down Costs	Total
	(in thousands)
Restructuring provision in 2010	$820	$969	$1,789
Non-cash credits	50	—	50
Cash paid	(807)	(804)	(1,611)

Accrued restructuring balance at December 31, 2010	$63	$165	$228

The Company also recorded non-cash charges of $942,000 relating to the write-off of SES inventory that was not used or sold during the remainder of the 2009-2010 school year. This charge is included in costs of goods and services sold in the accompanying consolidated statements of operations for the year ended December 31, 2010. Absent any future events that may impact management’s assumptions used in estimating the fair value of the remaining lease obligations for SES office and copier leases, the Company does not anticipate any additional restructuring charges in 2011. The Company expects to pay all severance and termination benefits by the end of June 2011 and lease termination costs by the end of February 2013.

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

Following the Company’s acquisition of Penn Foster on December 7, 2009, the Company announced and commenced a restructuring initiative that involved the consolidation of the Company’s real estate portfolio and certain operations, the reorganization of its management structure and the elimination of certain duplicative assets and functions. In conjunction with this initiative, certain members of senior management were terminated and on December 17, 2009 the Company notified certain employees that it intended to close its administrative office in New York City by March 31, 2010. The Company incurred restructuring charges of $2.3 million for this initiative during the year ended December 31, 2009 related to employee severance and termination benefits.

During the first quarter of 2010, the Company notified certain employees that duplicative call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, would be migrated to the Penn Foster headquarters in Scranton, Pennsylvania over the next several months. During the third quarter of 2010, a member of senior management involved in certain real estate consolidations was terminated as the consolidations were completed. As a result, the Company incurred restructuring charges of $423,000 related to employee severance and termination benefits during the year ended December 31, 2010.

In addition, by March 31, 2010 the Company closed and ceased use of two-thirds of its administrative office in New York City and by August 31, 2010 ceased use of the remaining space at this facility. The Company recorded a liability based on the estimated fair value of the remaining contractual lease rentals associated with the closed space, reduced by estimated sublease rentals, which the Company is actively seeking. The Company also incurred other restructuring charges associated with the shut down of the New York City office. As a result, during the year ended December 31, 2010 the Company recorded a restructuring charge of $2.1 million, which includes a credit resulting from the elimination of a deferred rent liability of $456,000 associated with straight-line lease accounting on the same property. The following table sets forth accrual activity relating to this restructuring initiative for the years ended December 31, 2009 and 2010:

	Severance and Termination Benefits	Lease Termination Costs	Other Exit Costs	Total
	(in thousands)
Restructuring provision in 2009	$2,354	$—	$—	$2,354
Cash paid	(23)	—	—	(23)

Accrued restructuring balance at December 31, 2009	2,331	—	—	2,331
Restructuring provision in 2010	423	1,820	295	2,538
Redesignation of deferred rent liability	—	456	—	456
Cash paid	(2,695)	(723)	(295)	(3,713)

Accrued restructuring balance at December 31, 2010	$59	$1,553	$—	$1,612

Absent any future events that may impact management’s assumptions used in estimating the fair value of the remaining lease obligation for the New York City office lease, the Company does not anticipate any additional restructuring charges in 2011. The Company expects to pay substantially all severance and termination benefits by the end of July 2011. Accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheet, with the exception of $799,000 relating to the long-term portion of the New York City office lease liability, which is included in other long-term liabilities.

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

The following table sets forth accrual activity relating to this restructuring initiative for the years ended December 31, 2007 and 2008:

Severance and Termination Benefits
(in thousands)
Restructuring provision in 2007	$8,853
Non-cash charges	(1,684)
Cash paid	(2,861)

Accrued restructuring balance at December 31, 2007	4,308
Restructuring provision in 2008	2,233
Cash paid	(6,518)

Accrued restructuring balance at December 31, 2008	$23

19. Disclosure of Fair Value of Financial Instruments

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,834			$2,411
Certificates of deposit	556			726
Liabilities:
Embedded financial derivatives			$707			$1,518

Money market funds and certificates of deposit, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s Senior Notes, Junior Notes and former Bridge Notes as described in Note 9 are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The fair value of embedded derivatives is included in other long-term liabilities in the accompanying balance sheets and the change in fair value is recognized in other (expense) income, net in the accompanying statements of operations.

Activity related to our embedded financial derivatives for the years ended December 31, 2009 and 2010 was as follows (in thousands):

Bifurcated valuation on December 7, 2009	$1,618
Gain realized from change in fair value in 2009	(100)

Balance at December 31, 2009	1,518
Gain realized from extinguishment of bridge notes in 2010	(54)
Gain realized from change in fair value in 2010	(757)

Balance at December 31, 2010	$707

Nonfinancial assets such as goodwill and intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when impairment is recognized. No impairment charges of goodwill and intangible assets were recorded during the years ended December 31, 2010, 2009 and 2008.

20. Subsequent Events

Pertaining to some of the financing agreements discussed in Note 9, on March 9, 2011 the Company entered into (i) a first amendment to the GE Capital Credit Agreement, (ii) a third amendment to the Senior Subordinated Note Purchase Agreement with Sankaty Advisors, LLC (“Sankaty”) and Falcon Strategic Partners III, LP (“Falcon”), and (iii) a third amendment to the Securities Purchase Agreement with Falcon and Sankaty. These amendments provide the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants for 2011. In addition, the amendments increase the interest rate under the GE Capital Credit Agreement by 0.25% and add a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined).

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

For the years ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1)(2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended December 31, 2010	$769	$799	$(571)	$997
Year Ended December 31, 2009	$1,105	$245	$(581)	$769
Year Ended December 31, 2008	$1,448	$138	$(481)	$1,105

Valuation allowance for deferred tax assets
Year Ended December 31, 2010	$37,864	$25,261	$—	$63,125
Year Ended December 31, 2009	$32,808	$5,056	$—	$37,864
Year Ended December 31, 2008	$36,328	$4,070	$(7,590)	$32,808

(1)	Deductions from allowance for doubtful accounts consist primarily of amounts written off during the period.
(2)	Deductions from valuation allowance for deferred tax assets consist of amounts related to SoCal and TSI acquisitions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As a result of this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2010.

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

The Company’s management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on criteria in Internal Control—Integrated Framework issued by COSO. The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting included the internal controls of Penn Foster which was acquired by the Company in a purchase business combination on December 7, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

The Company acquired Penn Foster during the fourth quarter of 2009. The Company substantially completed the transfer of all of its accounting operations from Framingham, Massachusetts to Scranton, Pennsylvania by the end of the fourth quarter of 2010. The controls and procedures within the Scranton operations for recording, processing and summarizing of financial information were included in the scope of management’s evaluation of internal controls over financial reporting as of December 31, 2010.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders, scheduled to be held on June 21, 2011. \

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. This code is publicly available on our website at www.princetonreview.com . Amendments to the Code of Business Conduct or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders, scheduled to be held on June 21, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders, scheduled to be held on June 21, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders, scheduled to be held on June 21, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2011 annual meeting of stockholders, scheduled to be held on June 21, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 55 of this Annual Report on Form 10-K.

2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 55 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

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

3.1	— Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 7, 2010).

3.2

—    Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 8, 2009 (our “December 8, 2009 Form 8-K”)).

3.3

—     Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-3249), filed with the SEC on March 15, 2010).

3.4	— Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.4 to our December 8, 2009 Form 8-K).

4.1

—    Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001 (our “Form S-1”)).

4.2

—    Amended and Restated Investor Rights Agreement, dated as of December 7, 2009, by and among The Princeton Review, Inc. and the other parties named therein (“Amended and Restated Investor Rights Agreement”) (incorporated herein by reference to Exhibit 4.1 to our December 8, 2009 Form 8-K).

4.3

—    Joinder and Amendment to Amended and Restated Investor Rights Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and other parties named therein (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-3249), filed with the SEC on March 15, 2010).

4.4

—     Registration Rights Agreement, dated as of March 7, 2008, between The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 10, 2008).

Exhibit Number	Description
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

10.15

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

Exhibit Number	Description
10.16

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.17

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.18

—     Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.19

—    First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.20

—     Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.21+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.22+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.23+

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

10.25

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.26

—     Registration Agreement dated as of March 26, 2009 by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

10.27

—    Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

Exhibit Number	Description
10.28+

—    Form of Restricted Stock Unit Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 2, 2009).

10.29

—    Amended and Restated Credit Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.30

—    Amended and Restated Guaranty and Security Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.31

—    Senior Subordinated Note Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Senior Subordinated Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.3 to our December 8, 2009 Form 8-K).

10.32

—     First Amendment to Senior Subordinated Note Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on April 29, 2010).

10.33

—    Securities Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Securities Purchase Agreement”) (incorporated herein by reference to Exhibit 10.4 to our December 8, 2009 Form 8-K).

10.34

—     First Amendment to Securities Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on April 29, 2010).

10.35

—    Bridge Note Purchase Agreement, dated December 7, 2009, by and between The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (“Bridge Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.5 to our December 8, 2009 Form 8-K).

10.36

—    Second Amendment to Bridge Note Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.37

—    Series E Preferred Stock Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and the investors named therein (“Series E Preferred Stock Purchase Agreement”) (incorporated herein by reference to Exhibit 10.7 to our December 8, 2009 Form 8-K).

Exhibit Number	Description
10.38

—    Joinder and Amendment to Series E Preferred Stock Purchase Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010.

10.39+

—    Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.40+

—     Executive Employment Agreement dated as of December 7, 2009 by and between The Princeton Review, Inc. and Stuart Udell (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.41+

—    Executive Employment Agreement dated as of August 16, 2010 by and between The Princeton Review, Inc. and Christian G. Kasper (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the quarter ended September 30, 2010).

10.42+*	— Executive Employment Agreement, dated as of December 3, 2010, by and between The Princeton Review, Inc. and Thomas O’Keefe.

10.43

—    Contribution Agreement, dated April 20, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC. (“Contribution Agreement”) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 21, 2010).

10.44

—    Amendment No.1 to Contribution Agreement, dated October 14, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on October 20, 2010).

10.45+	— Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469 for the quarter ended September 30, 2010).

10.46

—     Letter Agreement, dated March 31, 2010, by and among The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 2, 2010).

10.47+*	— Letter Agreement, dated March 10, 2011, by and between The Princeton Review, Inc. and H. Scott Kirkpatrick, Jr.

21.1	— Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

23.1*	— Consent of PricewaterhouseCoopers LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

THE PRINCETON REVIEW, INC.

By:	/s/ JOHN M. CONNOLLY
John M. Connolly
President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of John M. Connolly, Christian G. Kasper and Neal Winneg, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. CONNOLLY John M. Connolly	President and Chief Executive Officer (principal executive officer)	March 15, 2011

/S/ CHRISTIAN G. KASPER Christian G. Kasper	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2011

/S/ DAVID LOWENSTEIN David Lowenstein	Chairman of the Board of Directors	March 15, 2011

/S/ JEFFREY R. CRISAN Jeffrey R. Crisan	Director	March 15, 2011

/S/ ROBERT E. EVANSON Robert E. Evanson	Director	March 15, 2011

/S/ RICHARD KATZMAN Richard Katzman	Director	March 15, 2011

/S/ MICHAEL A. KRUPKA Michael A. Krupka	Director	March 15, 2011

/S/ JOHN. S. SCHNABEL John S. Schnabel	Director	March 15, 2011

/S/ DAVID WARNOCK David Warnock	Director	March 15, 2011

/S/ LINDA WHITLOCK Linda Whitlock	Director	March 15, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

3.1	— Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 7, 2010).

3.2

—    Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 8, 2009 (our “December 8, 2009 Form 8-K”)).

3.3

—    Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-3249), filed with the SEC on March 15, 2010).

3.4	— Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.4 to our December 8, 2009 Form 8-K).

4.1

—    Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-43874), which was declared effective on June 18, 2001 (our “Form S-1”)).

4.2

—    Amended and Restated Investor Rights Agreement, dated as of December 7, 2009, by and among The Princeton Review, Inc. and the other parties named therein (“Amended and Restated Investor Rights Agreement”) (incorporated herein by reference to Exhibit 4.1 to our December 8, 2009 Form 8-K).

4.3

—    Joinder and Amendment to Amended and Restated Investor Rights Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and other parties named therein (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 000-3249), filed with the SEC on March 15, 2010).

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

10.15

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.16

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.17

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

Exhibit Number	Description
10.18

—    Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.19

—    First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.20

—    Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.21+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.22+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.23+

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

10.25

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.26

—    Registration Agreement dated as of March 26, 2009 by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

10.27

—    Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

10.28+

—    Form of Restricted Stock Unit Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 2, 2009).

10.29

—    Amended and Restated Credit Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

Exhibit Number	Description
10.30

—    Amended and Restated Guaranty and Security Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.31

—    Senior Subordinated Note Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Senior Subordinated Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.3 to our December 8, 2009 Form 8-K).

10.32

—    First Amendment to Senior Subordinated Note Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on April 29, 2010).

10.33

—    Securities Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Securities Purchase Agreement”) (incorporated herein by reference to Exhibit 10.4 to our December 8, 2009 Form 8-K).

10.34

—    First Amendment to Securities Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on April 29, 2010).

10.35

—    Bridge Note Purchase Agreement, dated December 7, 2009, by and between The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (“Bridge Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.5 to our December 8, 2009 Form 8-K).

10.36

—    Second Amendment to Bridge Note Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.37

—    Series E Preferred Stock Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and the investors named therein (“Series E Preferred Stock Purchase Agreement”) (incorporated herein by reference to Exhibit 10.7 to our December 8, 2009 Form 8-K).

10.38

—    Joinder and Amendment to Series E Preferred Stock Purchase Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010.

10.39+

—    Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

Exhibit Number	Description
10.40+

—    Executive Employment Agreement dated as of December 7, 2009 by and between The Princeton Review, Inc. and Stuart Udell (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.41+

—    Executive Employment Agreement dated as of August 16, 2010 by and between The Princeton Review, Inc. and Christian G. Kasper (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the quarter ended September 30, 2010).

10.42+*	— Executive Employment Agreement, dated as of December 3, 2010, by and between The Princeton Review, Inc. and Thomas O’Keefe.

10.43

—    Contribution Agreement, dated April 20, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC. (“Contribution Agreement”) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 21, 2010).

10.44

—    Amendment No.1 to Contribution Agreement, dated October 14, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on October 20, 2010).

10.45+	— Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469 for the quarter ended September 30, 2010).

10.46

—    Letter Agreement, dated March 31, 2010, by and among The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 2, 2010).

10.47+*	— Letter Agreement, dated March 10, 2011, by and between The Princeton Review, Inc. and H. Scott Kirkpatrick, Jr.

21.1	— Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

23.1*	— Consent of PricewaterhouseCoopers LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.