Form 10-Q
period 2011-03-31
PRINCETON REVIEW INC
filed 2011-05-06
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The registrant had 54,291,177 shares of $0.01 par value common stock outstanding at April 29, 2011

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,019	$14,831
Restricted cash	469	456
Accounts receivable, net of allowance of $866 and $997, respectively	8,234	9,744
Other receivables, including $71 from related parties as of December 31, 2010	1,563	1,625
Inventory, net	7,584	7,488
Prepaid expenses and other current assets	3,512	3,633
Deferred tax assets	7,033	7,006
Assets held for sale	27	—

Total current assets	30,441	44,783

Property, equipment and software development, net	37,498	37,551
Goodwill	185,237	185,237
Other intangibles, net	102,667	106,174
Other assets	6,376	6,440
Assets held for sale	3,141	—

Total assets	$365,360	$380,185

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,169	$6,914
Accrued expenses	15,164	14,874
Deferred acquisition payments	5,000	5,750
Current maturities of long-term debt	7,003	6,258
Deferred revenue	30,911	29,783
Liabilities held for sale	1,509	—

Total current liabilities	66,756	63,579

Deferred rent	1,927	1,913
Long-term debt	124,174	124,516
Long-term portion of deferred acquisition payments	5,000	10,000
Other liabilities	5,683	6,202
Deferred tax liability	25,838	25,561

Total liabilities	229,378	231,771
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares issued and outstanding	117,961	115,614

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,209,997 and 53,563,915 shares issued and 54,135,736 and 53,499,759 shares outstanding, respectively	542	536
Treasury stock (74,261 and 64,156 shares, respectively; at cost)	(176)	(168)
Additional paid-in capital	212,262	213,813
Accumulated deficit	(194,728)	(181,365)
Accumulated other comprehensive income (loss)	121	(16)

Total stockholders’ equity	18,021	32,800

Total liabilities and stockholders’ equity	$365,360	$380,185

See accompanying notes to the consolidated financial statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue
Higher Education Readiness	$23,708	$26,757
Penn Foster	26,011	26,439
Career Education Partnerships	15	—
SES	—	9,989

Total revenue	49,734	63,185

Operating expenses
Costs of goods and services sold (exclusive of items below)	17,219	22,514
Selling, general and administrative	32,933	36,137
Depreciation and amortization	4,993	10,561
Restructuring	63	1,031
Acquisition and integration expenses	874	1,023

Total operating expenses	56,082	71,266

Operating loss from continuing operations	(6,348)	(8,081)
Interest expense	(5,082)	(6,602)
Other (expense) income, net	(97)	280

Loss from continuing operations before income taxes	(11,527)	(14,403)
Provision for income taxes	(737)	(1,186)

Loss from continuing operations	(12,264)	(15,589)

Loss from discontinued operations	(1,099)	(1,025)

Net loss	(13,363)	(16,614)

Dividends and accretion on preferred stock	(2,346)	(2,803)

Loss attributed to common stockholders	$(15,709)	$(19,417)

Loss per share
Basic and diluted:
Loss from continuing operations	$(0.27)	$(0.54)
Loss from discontinued operations	(0.02)	(0.03)

Loss attributed to common stockholders	$(0.29)	$(0.57)

Weighted average shares used in computing loss per share
Basic and diluted:	53,638	33,772

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Three months ended March 31, 2011 Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	53,564	$536	(64)	$(168)	$213,813	$(181,365)	$(16)	$32,800

Vesting of restricted stock and restricted stock units	49		(10)	(8)				(8)
Stock-based compensation	597	6			795			801
Dividends and accretion of issuance costs on Series D Preferred Stock					(2,346)			(2,346)
Comprehensive loss:
Net loss						(13,363)		(13,363)
Change in unrealized foreign currency loss							137	137

Comprehensive loss								(13,226)

Balance at March 31, 2011	54,210	$542	(74)	$(176)	$212,262	$(194,728)	$121	$18,021

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows provided by continuing operating activities:
Net loss	$(13,363)	$(16,614)
Less: Loss from discontinued operations	(1,099)	(1,025)

Loss from continuing operations	(12,264)	(15,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	949	2,504
Amortization	4,044	8,057
Deferred income taxes	277	245
Stock based compensation	801	1,064
Non-cash interest	2,601	2,631
Other	(116)	166
Net change in operating assets and liabilities:
Accounts receivable	1,443	(3,996)
Inventory	(96)	917
Prepaid expenses and other assets	96	715
Accounts payable and accrued expenses	1,396	6,358
Deferred revenue	1,128	(334)

Net cash provided by operating activities	259	2,738

Cash used for investing activities
Purchases of furniture, fixtures, and equipment	(209)	(627)
Expenditures for software and content development	(3,717)	(3,706)
Deferred payments for NLC license	(5,750)
Acquisition of businesses	—	(497)
Restricted cash	(13)	180

Net cash used for investing activities	(9,689)	(4,650)

Cash flows (used for) provided by financing activities
Payments of capital leases and notes payable related to franchise acquisitions	(41)	(209)
Debt issuance costs	(566)	(922)
Purchases of Class A common stock	(8)	—
Payments of borrowings under credit facilities	(1,500)	(1,000)
Proceeds from the sale of Series E Preferred Stock, net of issuance costs	—	9,741
Proceeds from exercise of options	—	65

Net cash (used for) provided by financing activities	(2,115)	7,675

Effect of exchange rate changes on cash	22	47

Net cash flows (used for) provided by continuing operations	(11,523)	5,810

Cash flows used for discontinued operations
Net cash used for operating activities	(142)	(361)
Net cash used for investing activities	(1,147)	—

Net cash used for discontinued operations	(1,289)	(361)

(Decrease) increase in cash and cash equivalents	(12,812)	5,449
Cash and cash equivalents, beginning of period	14,831	10,075

Cash and cash equivalents, end of period	$2,019	$15,524

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

(In thousands, except per share data)

1. Basis of Presentation

The unaudited consolidated financial statements of The Princeton Review, Inc., its wholly-owned subsidiaries (collectively, the “Company” or “Princeton Review”) and its consolidated variable interest entity have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted and, accordingly, the accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2010.

In March 2011, the Company committed to a plan to dispose of its community college business, an operating segment of the Company’s Career Education Partnership (“CEP”) reporting segment. Accordingly, the assets and liabilities of the community college business are classified as held for sale in the consolidated balance sheet as of March 31, 2011 and the results of operations and cash flows for the community college business are reflected as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows. Refer to Note 2.

Liquidity Risk and Management Plans

The Company provided an updated discussion on liquidity risk in its Annual Report on Form 10-K filed on March 15, 2011. Although management continues to believe that cash and cash equivalents on hand, cash generated from operations and borrowings under the revolving credit facility will provide sufficient liquidity to fund the Company’s operations for the next twelve months, the Company has experienced lower than expected profitability in the Higher Education Readiness (“HER”) and Penn Foster businesses and a higher than expected rate of cash expenditures in the new CEP ventures. As a result, the Company’s near term liquidity has been negatively impacted.

Accordingly, management has continued to take actions to increase profitability and liquidity, including divesting the community college business, aggressively pursuing opportunities to increase operating cash flows, improving operations efficiency and sales execution in the HER business, renegotiating certain contracts, introducing new product offerings in the Penn Foster division and addressing the rate of cash consumption associated with the National Labor College strategic venture.

If management is unsuccessful in its efforts to maintain adequate liquidity, the Company may need to identify additional sources of financing to fund on-going operations and repay long term obligations as they become due. There is no assurance that such additional sources of liquidity will be able to be obtained on terms acceptable to the Company, or at all.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue, results of operations and cash flows because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its Higher Education Readiness (“HER”) revenue in the third quarter. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter. SES revenue was typically concentrated in the first and fourth quarters to more closely reflect the after school programs’ greatest activity during the school year. The Company exited the SES business as of the end of the 2009-2010 school year.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since we do not have any reporting units with zero or negative carrying amounts at March 31, 2011.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance and will incorporate the new disclosures in the event we consummate a business acquisition in the future.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue is effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this guidance and concluded it did not have a material impact on our financial statements.

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

2. Discontinued Operations

In March 2011, the Company committed to a plan to dispose of its community college business and began actively negotiating a sale transaction with Higher Education Partners, LLC (the “Buyer”), a company that is partially owned by the Company’s former Chief Executive Officer. On April 25, 2011, the Company entered into an Asset Purchase Agreement with the Buyer to sell the community college business for $4.0 million in cash plus the value of certain closing adjustments, less the value of certain current liabilities assumed by the Buyer. As described in Note 11, the sale was consummated on May 6, 2011.

The community college business, a component of the Company’s CEP reporting segment, was comprised of the Company’s Bristol Community College collaboration and a team of employees that were transferred to the Buyer upon consummation of the sale. The community college business had operations and cash flows that were clearly distinguished for operational and financial reporting purposes and accordingly, the Company reported the results of the community college business as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows. The following table includes summarized income statement information related to the community college business, reflected as discontinued operations for the periods presented:

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expenses	$1,058	$1,025
Depreciation and amortization	41	—

Loss from discontinued operations	$1,099	$1,025

Also included in discontinued operations for the three months ended March 31, 2010 (and unrelated to the community college business) is a $1.0 million charge for a liability relating to the estimated fair value of remaining contractual net lease rentals on our former K-12 Services facility located in New York City.

The Company classified the assets and liabilities of the community college business as held for sale in the consolidated balance sheet as follows:

March 31, 2011
Current assets (prepaid expenses and other current assets)	$27

Furniture, fixtures, equipment and leasehold improvements, net	3,115
Other intangibles, net	26

Non-current assets	3,141

Total assets held for sale	$3,168

Current liabilities (accounts payable, accrued expenses and deferred rent)	1,509

Total liabilities held for sale	$1,509

3. Investment in NLC-TPR Services, LLC

NLC-TPR Services, LLC (“Services LLC”) is a consolidated variable interest entity co-owned by the Company and the National Labor College (“NLC”). Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs in NLC’s School of Professional Studies, including a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students and student billing and related services. In exchange for these services, Services LLC receives a fee equal to all tuition and fees earned and collected from the School of Professional Studies programs, less program expenses and costs that Services LLC is obligated to pay to NLC and the Company for their respective contributions to the programs.

The Company consolidates the financial results of Services LLC and accordingly, recognizes revenue as tuition and fees are earned and once collectability is reasonably assured. Expenses are recognized as incurred and are funded with the working capital contributions described below. All obligations between Services LLC and the Company are eliminated in consolidation.

The Company is required to provide certain working capital contributions to Services LLC that will not exceed, in the aggregate, $12.3 million, and, under certain conditions, loans by the Company to Services LLC for working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to provide the Working Capital Contributions are subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions. The Company made Working Capital Contributions to Services LLC of $300 during the first quarter of 2011 and $1.5 million since inception.

In addition, during the first quarter of 2011, the NLC obtained specified regulatory approvals, and accordingly the Company paid an additional $5.8 million to NLC as required for the acquisition of the NLC license in 2010. Provided that NLC obtains future specified regulatory approvals, when and if necessary, and maintains its education regulatory status and certain other conditions, the Company is obligated to pay the remaining obligation for the NLC license in two final installments of $5.0 million in each of January 2012 and January 2013. The remaining obligations are recorded as deferred acquisition payments in the consolidated balance sheets.

The carrying amount of Services LLC’s assets and liabilities that are included in the consolidated balance sheets as of March 31, 2011 and December 2010 are as follows:

	March 31, 2011	December 31, 2010
Cash	$109	$12
Property, equipment and software development, net	376	382
Other intangibles, net	18,879	19,367

Total assets	19,364	19,761

Accrued expenses ($142 and $108, respectively, due to NLC for supporting services)	154	131

Total liabilities	$154	$131

4. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock option, restricted stock and restricted stock unit awards under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance-based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options is estimated using the Black-Scholes option pricing model. The Company used the following assumptions in the fair value calculation of options granted during the three months ended March 31, 2010 (no options were granted during the three months ended March 31, 2011):

	Three Months Ended March 31,
	2011	2010
Expected life (years)	N/A	5.0
Risk-free interest rate	N/A	2.4%
Volatility	N/A	45.3%

Information concerning all stock option activity for the three months ended March 31, 2011 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	7,279,771	$3.55
Forfeited	(300,151)	5.23

Outstanding at March 31, 2011	6,979,620	$3.48	6.69	$—
Vested or expected to vest at March 31, 2011	6,694,190	$3.54	6.58	$—
Exercisable at March 31, 2011	2,983,352	$4.93	3.25	$—

As of March 31, 2011, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $5.4 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 3.27 years.

Information concerning all nonvested shares of restricted stock and restricted stock unit awards for the three months ended March 31, 2011 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2010	900,812	$3.05
Awards granted	1,219,096	0.63
Awards forfeited	(26,250)	3.78
Awards vested	(646,082)	0.60

Nonvested awards outstanding at March 31, 2011	1,447,576	$2.09

Included in the above table are 597,332 shares of restricted stock granted and vested on March 14, 2011 to certain employees as bonus compensation for 2010 performance targets that were achieved. As of March 31, 2011, the total unrecognized compensation cost related to nonvested restricted stock and restricted stock unit awards amounted to approximately $2.6 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.73 years.

Total stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $801 and $1.1 million, respectively. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

5. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	March 31, 2011	December 31, 2010
Credit facility	$50,970	$52,763
Senior notes	52,669	51,982
Junior notes, net of detached Series E preferred stock valuation	27,077	25,527
Notes payable	117	115
Capital lease obligations	344	387

Total debt	131,177	130,774
Less current portion	7,003	6,258

Long-term debt	$124,174	$124,516

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. The estimated fair value of our long-term debt approximated $136.4 million and $140.3 million as of March 31, 2011 and December 31, 2010, respectively.

Credit Facility

The Company has a credit facility with General Electric Capital Corporation, as administrative agent (“GE Capital”), and certain other financial institutions which consists of a $60.0 million fully drawn term loan and a $12.5 million revolving credit facility, which is reduced by outstanding letters of credit. The term loan matures in quarterly graduating installments ranging from $1.5 million to $3.0 million, through maturity on December 7, 2014. As of March 31, 2011 and December 31, 2010, the Company had three outstanding letters of credit totaling $428 and accessible borrowing availability of approximately $6.5 million and $8.9 million, respectively.

Amendments

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

The Company accounted for the March 9, 2011 amendment as a loan modification and, accordingly, lender fees paid at closing of $566 were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the credit facility.

6. Segment Reporting

The Company operates in three reportable segments: Higher Education Readiness (“HER”), Penn Foster and Career Education Partnerships (“CEP”). The Company exited the Supplemental Educational Services (“SES”) business at the end of the 2009-2010 school year and therefore does not report under this segment beyond 2010. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facilities expenses, human resources expenses and other shared services.

The segment results include Adjusted EBITDA for the periods indicated. As used in this report, Adjusted EBITDA means loss from continuing operations before income taxes, interest income and expense, depreciation and amortization, stock-based compensation, restructuring expense, acquisition and integration expense and certain other non-cash income and expense items. The other non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment and gains and losses from changes in fair values of embedded derivatives. The Company believes that Adjusted EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses Adjusted EBITDA to measure the operating profits or losses of the business. Analysts, investors, lenders and rating agencies frequently use Adjusted EBITDA in the evaluation of companies, but the Company’s presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended March 31, 2011
	HER	Penn Foster	CEP	Corporate	Total
Revenue	$23,708	$26,011	$15	$—	$49,734

Operating expense	21,398	27,813	1,151	5,720	56,082

Operating income (loss) from continuing operations	2,310	(1,802)	(1,136)	(5,720)	(6,348)
Depreciation and amortization	790	3,508	519	176	4,993
Restructuring	—	—	—	63	63
Acquisition and integration expenses	—	—	—	874	874
Stock based compensation	—	—	—	801	801

Adjusted EBITDA	3,100	1,706	(617)	(3,806)	383

Total segment assets (excluding assets held for sale)	143,949	194,071	19,364	4,808	362,192

Segment goodwill	$84,707	$100,530	$—	$—	$185,237

	Three Months Ended March 31, 2010
	HER	Penn Foster	CEP	SES	Corporate	Total
Revenue	$26,757	$26,439	$—	$9,989	$—	$63,185

Operating expenses	23,712	30,430	984	7,370	8,770	71,266

Operating income (loss) from continuing operations	3,045	(3,991)	(984)	2,619	(8,770)	(8,081)
Depreciation and amortization	1,663	5,511	—	87	3,300	10,561
Restructuring	—	—	—	—	1,031	1,031
Acquisition and integration expenses	—	573	—	—	450	1,023
Stock based compensation	—	136	—	—	928	1,064
Acquisition related adjustment to revenue	—	417	—	—	—	417
Other cash expense (see reconciliation below)	—	—	—	—	(4)	(4)

Adjusted EBITDA	4,708	2,646	(984)	2,706	(3,065)	6,011

Total segment assets	137,093	226,025	—	9,095	19,477	391,690

Segment goodwill	$84,689	$102,326	$—	$—	$—	$187,015

Reconciliation of other (expense) income, net to other cash expense:

	Three Months Ended March 31,
	2011	2010
Other (expense) income, net	$(97)	$280
Loss (gain) from change in fair value of derivatives	110	(293)
Other non-cash (income) expenses	(13)	9

Other cash expense	$—	$(4)

7. Loss Per Share

Loss per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Series D Preferred Stock a participating security because it includes rights to participate in dividends with the common stock on a one for one basis, with the holders of Series D Preferred Stock deemed to have common stock equivalent shares based on a conversion price of $4.75. In applying the two-class method, earnings are allocated to both common stock shares and Series D Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Losses are not allocated to Series D Preferred Stock shares.

Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2011	2010
Numerator for loss per share:
Loss from continuing operations	$(12,264)	$(15,589)
Dividends and accretion on preferred stock	(2,346)	(2,803)

Loss from continuing operations attributed to common stockholders	(14,610)	(18,392)
Loss from discontinued operations	(1,099)	(1,025)

Loss attributed to common stockholders	$(15,709)	$(19,417)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	53,638	33,772

Basic and diluted loss per share:
Loss from continuing operations	$(0.27)	$(0.54)
Loss from discontinued operations	(0.02)	(0.03)

Loss attributed to common shareholders	$(0.29)	$(0.57)

The following were excluded from the computation of diluted loss per common share because of their anti-dilutive effect.

	Three Months Ended March 31,
	2011	2010
Weighted average shares of common stock issuable upon exercise of stock options	7,187	6,279
Weighted average shares of common stock issuable upon conversion of convertible preferred stock	24,940	—

	32,127	6,279

8. Restructuring

The Company consummated an agreement to terminate the lease for its administrative office in New York City, effective as of March 31, 2011. In addition to a broker fee, the Company agreed to pay an aggregate sum of $1.2 million over a period of fourteen months, beginning in April 2011. As a result of this settlement, the Company recorded an additional charge to restructuring expense of approximately $58 to adjust its liability for the estimated fair value of the remaining contractual payments under this arrangement.

The following table sets forth accrual activity relating to the 2009 restructuring initiative for the three months ended March 31, 2011:

	Severance and Termination Benefits	Lease Termination Costs	Total
Accrued restructuring balance at December 31, 2010	$59	$1,553	$1,612
Restructuring provision	5	58	63
Cash paid	(40)	(272)	(312)

Accrued restructuring balance at March 31, 2011	$24	$1,339	$1,363

The Company expects to pay substantially all severance and termination benefits related to the 2009 restructuring initiative by the end of July 2011 and all lease termination costs by the end of May 2012. Accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheets, with the exception of the long-term portion of the New York City office liability, which is included in other long-term liabilities ($169 and $799 as of March 31, 2011 and December 31, 2010, respectively).

The following table sets forth accrual activity relating to the SES restructuring initiative for the three months ended March 31, 2011:

	Severance and Termination Benefits	Lease Termination and Office Shut-down Costs	Total
Accrued restructuring balance at December 31, 2010	$63	$165	$228
Cash paid	(27)	(49)	(76)

Accrued restructuring balance at March 31, 2011	$36	$116	$152

The Company expects to pay all severance and termination benefits related to the SES initiatives by the end of June 2011 and lease termination costs by the end of February 2013.

9. Fair Value Disclosure

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$—			$12,834
Certificates of deposit	570			556

Liabilities:
Embedded financial derivatives			$817			$707

Activity related to our embedded financial derivatives for the period was as follows (in thousands):

Balance at beginning of period	$707
Loss realized from change in fair value	110

Balance at end of period	$817

Money market funds and certificates of deposit, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s senior notes and junior notes are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The change in fair value of the embedded derivatives was a $110 increase and a $293 decrease for the three months ended March 31, 2011 and 2010, respectively, and was recorded as a (loss) and gain, respectively, in other (expense) income, net in the accompanying statements of operations.

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

The owner of Penn Foster prior to the seller (the “Previous Owner”) filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the seller, the seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of March 31, 2011.

11. Subsequent Events

On April 25, 2011, the Company entered into an Asset Purchase Agreement with Higher Education Partners, LLC (“Buyer”) to sell the community college business for $4.0 million in cash plus the value of certain closing adjustments, less the value of certain current liabilities assumed by the Buyer. The sale was consummated on May 6, 2011 and the Company received net proceeds of $3.0 million. Concurrent with the sale, the Company agreed to license to the Buyer Penn Foster’s Virtual High School content through December 31, 2013 for a fee of $1.2 million, to be paid over the course of three years beginning in March 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), one of the oldest and largest online education companies in the United States. On April 20, 2010, we entered into a strategic relationship with the National Labor College (“NLC”) and a newly formed subsidiary, NLC-TPR Services, LLC (“Services LLC”), owned 49% by the Company and 51% by NLC to support the development and launch of new programs. Under variable interest entity accounting guidance, we are required to consolidate the financial results of Services LLC. Our Career Education Partnerships division includes the activities of the Services, LLC and other costs relating to the establishment of new strategic venture partnerships.

We currently operate through our Higher Education Readiness, Penn Foster and Career Education Partnerships divisions. We exited the Supplemental Educational Services business as of the end of the 2009-2010 school year and therefore did not operate under this segment beyond 2010.

Higher Education Readiness (“HER”) Division

The HER division derives the majority of its revenue from classroom-based and online test preparation courses and tutoring services. This division also receives royalties and advances from Random House for books authored by The Princeton Review. Additionally, this division receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. The HER division accounted for 48% of our overall revenue in the three months ended March 31, 2011.

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

Career Education Partnerships (“CEP”) Division

Through agreements with educational institutions, the CEP division provides services that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. The CEP division was established after the creation of the strategic relationship with NLC in April 2010.

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

In March 2011, the Company committed to a plan to dispose of its community college business, an operating segment of the Company’s CEP reporting segment. Accordingly, the assets and liabilities of the community college business are classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2011, and the results of operations and cash flows for the community college business are reflected as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows.

Supplemental Educational Services (“SES”) Division

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Revenue:
Higher Education Readiness	$23,708	$26,757	$(3,049)	(11)%
Penn Foster	26,011	26,439	(428)	(2)%
Career Education Partnerships	15	—	15	100%
SES Services	—	9,989	(9,989)	(100)%

Total revenue	49,734	63,185	(13,451)	(21)%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	17,219	22,514	(5,295)	(24)%
Selling, general and administrative	32,933	36,137	(3,204)	(9)%
Depreciation and amortization	4,993	10,561	(5,568)	(53)%
Restructuring	63	1,031	(968)	(94)%
Acquisition and integration expenses	874	1,023	(149)	(15)%

Total operating expenses	56,082	71,266	(15,184)	(21)%
Operating loss from continuing operations	(6,348)	(8,081)	(1,733)	(21)%

Interest expense	(5,082)	(6,602)	(1,520)	(23)%
Other (expense) income, net	(97)	280	377	(135)%
Provision for income taxes	(737)	(1,186)	(449)	(38)%

Loss from continuing operations	$(12,264)	$(15,589)	$(3,325)	(21)%

Revenue

For the three months ended March 31, 2011, total revenue decreased by $13.5 million, or 21%, to $49.7 million from $63.2 million in the three months ended March 31, 2010. Excluding the impact of the former SES Services business, total revenue decreased by $3.5 million, or 7%, to $49.7 million from $53.2 million.

HER revenue decreased by $3.0 million, or 11%, to $23.7 million from $26.8 million in the three months ended March 31, 2010. Approximately $1.7 million of the decrease was attributable to a decrease in classroom-based course revenue due to a decline in enrollments and a shift towards lower hour, lower priced offerings. Tutoring revenue declined by approximately $1.5 million due to reduced hours of tutoring per student despite increases in price per hour of tutoring. Institutional revenue decreased by approximately $315,000 due to the postponed start of one major contract into the second quarter of 2011 and the loss of certain contracts, despite increases in the number of new institutional customers over the prior period. These decreases were partially offset by an increase of $508,000 in online revenues as we continue to market our expanding online course content.

Penn Foster revenue decreased by $428,000, or 2%, to $26.0 million from $26.4 million in the three months ended March 31, 2010. The decrease is primarily the result of lower enrollments during 2011, as compared to 2010, despite higher revenues per enrollment. The division is pursuing a strategy of shifting enrollment focus to a more committed student base, which we expect to translate into better retention and ultimately, higher profitability.

CEP revenue of $15,000 for the three months ended March 31, 2011 represents fees earned in conjunction with initial student enrollments in certain pilot programs of the National Labor College School of Professional Studies, beginning in March 2011.

SES Services revenues of approximately $10.0 million for the three months ended March 31, 2010 consisted of fees earned for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Cost of Goods and Services Sold

For the three months ended March 31, 2011, total cost of goods and services sold decreased by $5.3 million, or 24%, to $17.2 million from $22.5 million in the three months ended March 31, 2010. Excluding the impact of the former SES Services business, total cost of goods and services sold decreased by $1.1 million, or 6%, to $17.2 million from $18.3 million.

HER cost of goods and services sold decreased by $1.1 million, or 11%, to $8.9 million from $10.0 million in the three months ended March 31, 2010 due primarily to reduced teacher pay associated with a shift towards lower hour courses and reduced variable site rent associated with efforts to consolidate course locations. Gross margin during the period for the HER division remained flat at 63%.

Penn Foster cost of goods and services sold remained flat for both periods at $8.3 million and gross margin decreased slightly to 68%, from 69% in the three months ended March 31, 2010. Slight decreases in course material costs due to lower enrollments were offset by slight increases in education wages and outside faculty costs.

SES Services cost of goods and services sold of $4.3 million for the three months ended March 31, 2010 consisted of teacher compensation and course costs incurred for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Selling, General and Administrative Expenses

For the three months ended March 31, 2011, selling, general and administrative expenses decreased by $3.2 million, or 9%, to $32.9 million from $36.1 million in the three months ended March 31, 2010. Excluding the impact of the former SES Services business, total selling, general and administrative expenses decreased by $171,000, or 1%, to $32.9 million from $33.1 million.

HER selling, general and administrative expenses decreased by $357,000, or 3%, to $11.7 million from $12.1 million in the three months ended March 31, 2010 due primarily to reduced advertising, marketing and professional fees.

Penn Foster selling, general and administrative expenses decreased slightly by $80,000 to $16.0 million from $16.1 million in the three months ended March 31, 2010.

CEP selling, general and administrative expenses decreased by $352,000, or 36%, to $632,000 from $984,000 in the three months ended March 31, 2010. Expenditures in the current period primarily relate to developing, marketing and promoting the programs being offered by the NLC School of Professional Studies, where expenditures in the prior period primarily related to personnel costs and professional fees associated with the establishment and formation of the NLC strategic relationship.

SES Services selling, general and administrative expenses of $3.0 million for the three months ended March 31, 2010 consisted of compensation, travel and office expenditures associated with supporting the SES business. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Corporate selling, general and administrative expenses increased by $618,000, or 15%, to $4.6 million from $4.0 million in the three months ended March 31, 2010, due primarily to increased accounting and legal professional service fees, partially offset by reduced compensation.

Depreciation and Amortization

For the three months ended March 31, 2011, depreciation and amortization expense decreased by $5.6 million to $5.0 million from $10.6 million in the three months ended March 31, 2010. The decrease is partially the result of no acceleration charges during the current period, as compared to the prior period, which included approximately $2.4 million of accelerated depreciation and amortization charges associated with actions taken to close our administrative office in New York City and our decision to cease use of our legacy ERP system. In addition, during the prior period we changed our estimated useful lives for certain fixed assets under a revised depreciation policy, resulting in additional depreciation and amortization expense for that period of $1.6 million. Also, approximately $1.9 million of the decrease is attributable to certain intangible assets acquired with the Penn Foster acquisition being amortized on an accelerated basis, resulting in higher amortization in the prior period. These decreases were partially offset by an increase of $519,000 relating to a license acquired in conjunction with the NLC strategic venture in April 2010.

Restructuring

Restructuring charges decreased by $968,000, or 94%, to $63,000 from $1.0 million in the three months ended March 31, 2010. The restructuring charges for the three months ended March 31, 2011 primarily consist of an adjustment to the liability for the remaining contractual payments for our former administrative office in New York City, as we consummated an agreement to terminate the lease effective March 31, 2011.

The restructuring charges for the three months ended March 31, 2010 include severance and termination benefits related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania, and lease termination charges associated with the closure of two-thirds of our administrative office in New York City.

Acquisition and integration expenses

Acquisition and integration expenses decreased by $149,000, or 15%, to $874,000 from $1.0 million in the three months ended March 31, 2010. Accounting and advisory fees incurred in the prior period relating to the acquisition and audit of Penn Foster were not incurred during the current period, while both periods include integration costs associated with combining our legacy systems and operations with Penn Foster.

Interest expense

For the three months ended March 31, 2011, interest expense decreased by $1.5 million, to $5.1 million from $6.6 million in the three months ended March 31, 2010. A decrease of $1.9 million associated with the repayment of our bridge notes in April 2010 was partially offset by increases in interest under our credit facility due to increased borrowing levels and increases in interest under our senior subordinated and junior subordinated notes due to compounded pay-in-kind interest.

Other (expense) income, net

Other (expense) income, net for both periods primarily consists of losses and income recognized from the change in fair value of our embedded derivatives.

Provision for income taxes

The provision for income taxes decreased by $449,000, to $737,000 from $1.2 million in the three months ended March 31, 2010. The decrease is primarily due to a decrease in the projected taxable earnings of an operating subsidiary with a separate state filing obligation. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes from operations of a subsidiary in a jurisdiction that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity during the three months ended March 31, 2011 were cash and cash equivalents on hand and cash flow generated from operations. Our primary uses of cash during the three months ended March 31, 2011 were capital expenditures, investments in the National Labor College (“NLC”) venture and scheduled repayments of our term loan credit facility. At March 31, 2011 we had $2.0 million of cash and cash equivalents and $6.5 million of accessible borrowing availability under our $12.5 million revolving credit facility. The undrawn balance on the revolving credit facility was $12.1 million, but our financial maintenance covenants limited accessible borrowing to $6.5 million. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. In April 2010, we sold 16.1 million shares of common stock through this shelf registration process for a public offering price of $48.3 million (before underwriting discounts and commissions).

Our debt financing agreements, as amended in March 2011, contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. The debt amendments entered into in March 2011 provide greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants for 2011. The amendments also increased the interest rate under the credit facility by 0.25% and added a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessibility borrowing availability under our revolving credit facility (as defined). We were in compliance with all covenants under our amended debt agreements as of March 31, 2011. Our ability to generate sufficient operating income and positive cash flows from operations to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Although we continue to believe that our cash and cash equivalents on hand, cash generated from operations and borrowings under our revolving credit facility will provide sufficient liquidity to fund our operations for the next twelve months, we have experienced lower than expected profitability in our HER and Penn Foster businesses and a higher than expected rate of cash expenditures in our new CEP ventures. As a result, our near term liquidity has been negatively impacted.

Accordingly, we have continued to take actions to increase profitability and liquidity, including divesting our community college business, aggressively pursuing opportunities to increase our operating cash flows, improving operations efficiency and sales execution in our HER business, renegotiating certain contracts, introducing new product offerings in our Penn Foster division and addressing the rate of cash consumption associated with our NLC strategic venture.

If we are unsuccessful in our efforts to maintain adequate liquidity, we may need to identify additional sources of financing to fund our on-going operations and repay our long term obligations as they become due. There is no assurance that such additional sources of liquidity will be able to be obtained on terms acceptable to us, or at all.

Cash flows provided by operating activities from continuing operations for the three months ended March 31, 2011 were $259,000 as compared to $2.7 million for the three months ended March 31, 2010. The decrease was primarily the result of reduced profitability in our HER division and the loss of operating cash flow from the former SES Services business, partially offset by lower cash interest payments.

Cash flows used for investing activities from continuing operations during the three months ended March 31, 2011 were $9.7 million as compared to $4.7 million used during the comparable period in 2010. The increase was primarily due to the $5.8 million payment in February 2011 to NLC under our obligation for the acquisition of the NLC license in 2010, partially offset by lower capital expenditures on furniture, fixtures and equipment and due to a Penn Foster post-closing working capital payment in 2010 that was not repeated in the current period. We expect to fund the remaining payments for the NLC license in January 2012 ($5.0 million) and January 2013 ($5.0 million) from cash and cash equivalents on hand and cash flow generated from operations.

Cash flows used for financing activities for the three months ended March 31, 2011 were $2.1 million as compared to $7.7 million provided by financing activities for the three months ended March 31, 2010. Cash used for financing activities in 2011 included a $1.5 million scheduled principal payment under our term loan credit facility and an amendment fee of $566,000 paid to lenders for the March 2011 debt amendments. Cash provided by financing activities in 2010 primarily consisted of $9.7 million in net proceeds from the issuance of Series E Preferred Stock, offset by a $1.0 million scheduled principal payment under our term loan credit facility and $922,000 of cash paid for debt issuance costs.

Cash flows used for discontinued operations for the three months ended March 31, 2011 were $1.3 million as compared to $361,000 used for discontinued operations for the three months ended March 31, 2010. The increase is primarily attributable to cash expended to fund the community college operations and capital expenditures during the current period. Additionally, cash flows for both periods include rent (net of sublease receipts) and real estate tax payments on the former K-12 Services facility in New York City.

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

We are exposed to interest rate risk as a result of the outstanding debt under our credit facility, which bears interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At March 31, 2011 our total outstanding term loan balance under the credit facilities exposed to variable interest rates was $57.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $400,000. We do not carry any other variable interest rate debt.

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

Conclusions

As a result of this evaluation, our CEO and CFO concluded that the Company’s Disclosure Controls were effective as of March 31, 2011.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

If the trading price of our common stock remains below $1 per share, our common stock could be delisted from the NASDAQ Capital Market.

We must meet NASDAQ’s continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share. Our minimum closing bid price per share fell below $1.00 for a period of 30 consecutive trading days during the first quarter of 2011. As a result, we received a deficiency letter from the NASDAQ Stock Market stating that the Company no longer meets the minimum $1.00 per share requirement for continued listing. If the Company does not regain compliance within the 180 day grace period afforded by NASDAQ, the Company’s shares of common stock could be delisted.

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

Except as described above, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have issued restricted stock units to certain of our employees under the terms of our 2000 Stock Incentive Plan, as amended, or outside of such plan. On the date that these restricted stock units vest, we withhold, via a net exercise provision pursuant to the applicable restricted stock unit agreements, a number of vested shares with a value (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. In the first quarter of 2011 we withheld an aggregate of 10,105 shares of common stock at prices from $0.34 to $0.92 per share. Upon their withholding, these shares are retired to treasury stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Credit Agreement by and among the Company, the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation as administrative agent, dated as of March 9, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.2	Third Amendment to Senior Subordinated Note Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.3	Third Amendment to Securities Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.4	Letter Agreement by and between the Company and John M. Connolly dated March 8, 2011 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ CHRISTIAN G. KASPER
Christian G. Kasper
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

May 6, 2011

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Credit Agreement by and among the Company, the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation as administrative agent, dated as of March 9, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.2	Third Amendment to Senior Subordinated Note Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.3	Third Amendment to Securities Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.4	Letter Agreement by and between the Company and John M. Connolly dated March 8, 2011 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.