Form 10-Q
period 2011-06-30
PRINCETON REVIEW INC
filed 2011-08-05
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

The registrant had 54,773,050 shares of $0.01 par value common stock outstanding at July 29, 2011

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,840	$14,831
Restricted cash	471	456
Accounts receivable, net of allowance of $715 and $997, respectively	9,627	9,744
Other receivables, including $71 from related parties as of December 31, 2010	1,067	1,625
Inventory	7,441	7,488
Prepaid expenses and other current assets	3,103	3,633
Deferred tax assets	7,038	7,006

Total current assets	32,587	44,783

Property, equipment and software development, net	38,261	37,551
Goodwill	185,237	185,237
Other intangibles, net	99,942	106,174
Other assets	6,287	6,440

Total assets	$362,314	$380,185

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,380	$6,914
Accrued expenses	14,940	14,874
Deferred acquisition payments	5,000	5,750
Current maturities of long-term debt	7,749	6,258
Deferred revenue	31,501	29,783

Total current liabilities	67,570	63,579

Deferred rent	1,950	1,913
Long-term debt	124,499	124,516
Long-term portion of deferred acquisition payments	5,000	10,000
Other liabilities	5,477	6,202
Deferred tax liability	26,116	25,561

Total liabilities	230,612	231,771
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares issued and outstanding	120,382	115,614

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,698,820 and 53,563,915 shares issued and 54,617,609 and 53,499,759 shares outstanding, respectively	547	536
Treasury stock (81,211 and 64,156 shares, respectively; at cost)	(178)	(168)
Additional paid-in capital	210,634	213,813
Accumulated deficit	(199,809)	(181,365)
Accumulated other comprehensive income (loss)	126	(16)

Total stockholders’ equity	11,320	32,800

Total liabilities and stockholders’ equity	$362,314	$380,185

See accompanying notes to the consolidated financial statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Higher Education Readiness	$26,905	$26,591	$50,613	$53,348
Penn Foster	22,692	24,948	48,703	51,387
Career Education Partnerships	45	—	60	—
SES	—	4,649	—	14,638

Total revenue	49,642	56,188	99,376	119,373

Operating expenses
Costs of goods and services sold (exclusive of items below)	17,838	21,907	35,057	44,421
Selling, general and administrative	26,507	29,283	59,440	65,420
Depreciation and amortization	4,894	8,519	9,887	19,080
Restructuring	—	890	63	1,921
Acquisition and integration expenses	1,017	1,350	1,891	2,373

Total operating expenses	50,256	61,949	106,338	133,215

Operating loss from continuing operations	(614)	(5,761)	(6,962)	(13,842)
Interest expense	(5,143)	(5,136)	(10,225)	(11,738)
Interest income	—	14	—	14
Other expense, net	(3)	(497)	(100)	(217)

Loss from continuing operations before income taxes	(5,760)	(11,380)	(17,287)	(25,783)
Provision for income taxes	(441)	(1,550)	(1,178)	(2,736)

Loss from continuing operations	(6,201)	(12,930)	(18,465)	(28,519)

Discontinued operations
Loss from discontinued operations	(312)	(345)	(1,411)	(1,370)
Gain from disposal of discontinued operation	1,432	—	1,432	—

Income (loss) from discontinued operations	1,120	(345)	21	(1,370)

Net loss	(5,081)	(13,275)	(18,444)	(29,889)
Earnings to common shareholders from conversion of Series E to Series D preferred stock	—	1,128	—	1,128
Dividends and accretion on preferred stock	(2,422)	(2,452)	(4,768)	(5,255)

Loss attributed to common stockholders	$(7,503)	$(14,599)	$(23,212)	$(34,016)

Loss per share
Basic and diluted:
Loss from continuing operations	$(0.16)	$(0.30)	$(0.43)	$(0.80)
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.03)

Loss attributed to common stockholders	$(0.14)	$(0.31)	$(0.43)	$(0.83)

Weighted average shares used in computing loss per share
Basic and diluted:	54,415	47,822	54,029	40,836

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(unaudited)

(in thousands)

	Six months ended June 30, 2011 Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	53,564	$536	(64)	$(168)	$213,813	$(181,365)	$(16)	$32,800

Vesting of restricted stock and restricted stock units	538	5	(17)	(10)	(5)			(10)
Stock-based compensation	597	6			1,594			1,600
Dividends and accretion of issuance costs on Series D Preferred Stock					(4,768)			(4,768)
Comprehensive loss:
Net loss						(18,444)		(18,444)
Change in unrealized foreign currency gain							142	142

Comprehensive loss								(18,302)

Balance at June 30, 2011	54,699	$547	(81)	$(178)	$210,634	$(199,809)	$126	$11,320

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows provided by continuing operating activities:
Net loss	$(18,444)	$(29,889)
Less: Income (loss) from discontinued operations	21	(1,370)

Loss from continuing operations	(18,465)	(28,519)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,967	3,691
Amortization	7,920	15,389
Deferred income taxes	555	555
Stock based compensation	1,600	2,302
Non-cash interest	5,299	5,042
Loss from retirement of debt	—	941
Other	(330)	523
Net change in operating assets and liabilities:
Accounts receivable	546	3,310
Inventory	47	1,303
Prepaid expenses and other assets	533	2,088
Accounts payable and accrued expenses	2,678	(1,737)
Deferred revenue	1,718	1,370

Net cash provided by operating activities	4,068	6,258

Cash flows used for investing activities
Purchases of furniture, fixtures, and equipment	(504)	(1,638)
Expenditures for software and content development	(6,583)	(7,217)
Deferred payments for NLC license	(5,750)	(4,000)
Acquisition of businesses	(30)	(557)
Restricted cash	(15)	193

Net cash used for investing activities	(12,882)	(13,219)

Cash flows (used for) provided by financing activities
Payments of capital leases and notes payable related to franchise acquisitions	(73)	(257)
Debt issuance costs	(566)	(1,017)
Payments of borrowings under term loan credit facility	(3,000)	(2,000)
Payments of borrowings under revolving credit facility	(3,500)	—
Payment for retirement of bridge note	—	(40,816)
Purchases of Class A common stock	(10)	—
Proceeds from issuance of common stock, net of issuance costs	—	44,339
Proceeds from the sale of Series E Preferred Stock, net of issuance costs	—	9,543
Proceeds from borrowings under revolving credit facility	3,500	—
Proceeds from exercise of options	—	65

Net cash (used for) provided by financing activities	(3,649)	9,857

Effect of exchange rate changes on cash	60	—

Net cash flows (used for) provided by continuing operations	(12,403)	2,896

Cash flows provided by (used for) discontinued operations
Net cash used for operating activities	(470)	(844)
Net cash provided by investing activities	1,882	—

Net cash provided by (used for) discontinued operations	1,412	(844)

(Decrease) increase in cash and cash equivalents	(10,991)	2,052
Cash and cash equivalents, beginning of period	14,831	10,075

Cash and cash equivalents, end of period	$3,840	$12,127

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (Note 2)	$3,022	—

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The unaudited consolidated financial statements of The Princeton Review, Inc., its wholly-owned subsidiaries (collectively, the “Company” or “Princeton Review”) and its consolidated variable interest entity have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair statement of the results for the periods presented have been reflected.

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

In May 2011, the Company sold substantially all of the assets and liabilities of its community college business, an operating segment of the Company’s Career Education Partnership (“CEP”) reporting segment. Accordingly, the results of operations and cash flows for the community college business are reflected as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows. Refer to Note 2.

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

Accordingly, management has continued to take actions to increase profitability and liquidity, including divesting the community college business, renegotiating certain contracts, aggressively pursuing opportunities to increase operating cash flows, improving operations efficiency and sales execution in the HER business, introducing new product offerings in the Penn Foster division and addressing the rate of cash consumption associated with the National Labor College strategic venture.

If management is unsuccessful in its efforts to maintain adequate liquidity, the Company may need to identify additional sources of financing to fund on-going operations and repay long term obligations as they become due. There is no assurance that such additional sources of liquidity will be able to be obtained on terms acceptable to the Company, if at all.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue, results of operations and cash flows because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its HER revenue in the third quarter. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter. SES revenue was typically concentrated in the first and fourth quarters to more closely reflect the after school programs’ greatest activity during the school year. The Company exited the SES business as of the end of the 2009-2010 school year.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since we do not have any reporting units with zero or negative carrying amounts at June 30, 2011.

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

2. Sale of Assets and Discontinued Operations

In March 2011, the Company committed to a plan to dispose of its community college business and on May 6, 2011, completed the sale of substantially all of the assets and liabilities of its community college business to Higher Education Partners, LLC (the “Buyer”), a company that is partially owned by the Company’s former Chief Executive Officer. The aggregate consideration received consisted of $3.0 million in cash that included the value of certain closing adjustments and certain liabilities assumed by the Buyer. The carrying amounts of assets and liabilities sold on the closing date were $3.2 million and $1.6 million, respectively, and the Company recorded a gain on the sale of these assets and liabilities of $1.4 million within discontinued operations in the consolidated statement of operations.

The community college business, a component of the Company’s CEP reporting segment, was comprised of the Company’s Bristol Community College collaboration and a team of employees that were transferred to the Buyer upon consummation of the sale. The community college business had operations and cash flows that were clearly distinguished for operational and financial reporting purposes and accordingly, the Company reported the results of the community college business as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows. The following table includes summarized income statement information related to the community college business, reflected as discontinued operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—
Operating expenses	312	345	1,411	1,370

Loss before gain from disposal of discontinued operations and income taxes	(312)	(345)	(1,411)	(1,370)
Gain from disposal of discontinued operation	1,432	—	1,432	—

Income (loss) from discontinued operations	$1,120	$(345)	$21	$(1,370)

Also included in discontinued operations for the six months ended June 30, 2010 (and unrelated to the community college business) is a $1.0 million charge for a liability relating to the estimated fair value of remaining contractual net lease rentals on our former K-12 Services facility located in New York City.

3. Investment in Variable Interest Entity

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

The Company is required to provide certain working capital contributions to Services LLC that will not exceed, in the aggregate, $12.3 million, and, under certain conditions, loans by the Company to Services LLC for working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to provide the Working Capital Contributions are subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions. The Company made Working Capital Contributions to Services LLC of $0.6 million during the six months ended June 30, 2011 and $1.8 million since inception.

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

The carrying amount of Services LLC’s assets and liabilities that are included in the consolidated balance sheets as of June 30, 2011 and December 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Cash	$28	$12
Prepaid expenses and other current assets	14	—
Property, equipment and software development, net	386	382
Other intangibles, net	18,359	19,367

Total assets	18,787	19,761

Accounts payable and accrued expenses ($150 and $108, respectively, due to NLC for supporting services)	246	131

Total liabilities	$246	$131

4. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock option, restricted stock and restricted stock unit awards under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance-based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options is estimated using the Black-Scholes option pricing model. The Company used the following assumptions in the fair value calculation of options granted during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	2.3%	1.9%	2.3%	2.2%
Volatility	59.6%	46.2%	59.6%	45.6%

Information concerning all stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,279,771	$3.55
Granted at market price	250,000	0.42
Forfeited or expired	(2,409,612)	4.00

Outstanding at June 30, 2011	5,120,159	3.19	7.89	$—
Vested or expected to vest at June 30, 2011	4,908,218	3.24	7.83	—
Exercisable at June 30, 2011	1,754,052	$4.81	5.64	$—

As of June 30, 2011, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $4.6 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 3.1 years.

Information concerning all nonvested shares of restricted stock and restricted stock unit awards for the six months ended June 30, 2011 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2010	900,812	$3.05
Awards granted	1,234,096	0.63
Awards forfeited	(603,000)	2.70
Awards released	(1,134,905)	0.78

Nonvested awards outstanding at June 30, 2011	397,003	$2.55

Included in the above table are 597,332 shares of restricted stock granted and vested on March 14, 2011 to certain employees as bonus compensation for 2010 performance targets that were achieved. The above table also includes 621,764 shares of restricted stock units granted to the Company’s interim Chief Executive Officer, of which 466,323 shares were vested and released as of June 30, 2011. As of June 30, 2011, the total unrecognized compensation cost related to nonvested restricted stock and restricted stock unit awards amounted to approximately $2.0 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 1.5 years.

Total stock-based compensation expense for the three months ended June 30, 2011 and 2010 was $0.8 million and $1.2 million, respectively and for the six months ended June 30, 2011 and 2010 was $1.6 million and $2.3 million, respectively. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

5. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Credit facility	$49,767	$52,763
Senior notes	53,364	51,982
Junior notes, net of detached Series E preferred stock valuation	28,688	25,527
Notes payable	117	115
Capital lease obligations	312	387

Total debt	132,248	130,774
Less current portion	7,749	6,258

Long-term debt	$124,499	$124,516

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. The estimated fair value of our long-term debt approximated $134.4 million and $140.3 million as of June 30, 2011 and December 31, 2010, respectively.

Credit Facility

The Company has a credit facility with General Electric Capital Corporation, as administrative agent (“GE Capital”), and certain other financial institutions which consists of a $60.0 million fully drawn term loan and a $12.5 million revolving credit facility, which is reduced by outstanding letters of credit. As of June 30, 2011 and December 31, 2010, the Company had three outstanding letters of credit totaling $0.4 million. The term loan matures in quarterly graduating installments ranging from $1.5 million to $3.0 million, through maturity on December 7, 2014. During the three months ended June 30, 2011, the Company borrowed and repaid $3.5 million against the revolving credit facility. The Company’s financial maintenance covenants limited accessible borrowing availability under the revolving credit facility to $5.5 million and $8.9 million as of June 30, 2011 and December 31, 2010, respectively.

Amendments

On March 9, 2011 the Company entered into (i) a first amendment to the GE Capital Credit Agreement, (ii) a third amendment to the Senior Subordinated Note Purchase Agreement with Sankaty Advisors, LLC (“Sankaty”) and Falcon Strategic Partners III, LP (“Falcon”), and (iii) a third amendment to the Securities Purchase Agreement with Falcon and Sankaty. These amendments provide the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants for 2011. In addition, the amendments increase the interest rate under the GE Capital Credit Agreement by 0.25% and add a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined). The Company is in compliance with all covenants under our amended debt agreements as of June 30, 2011.

The Company accounted for the March 9, 2011 amendment as a loan modification and, accordingly, lender fees paid at closing of $0.6 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the credit facility.

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

The segment results include Adjusted EBITDA for the periods indicated. As used in this report, Adjusted EBITDA means loss from continuing operations before income taxes, interest income and expense, depreciation and amortization, stock-based compensation, restructuring expense, acquisition and integration expense and certain non-cash income and expense items. The non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment, a charge to cost of goods and services sold for the write-off of inventory in conjunction with the decision to exit the SES business, the loss from extinguishment and refinancing of debt, and gains and losses from changes in fair values of embedded derivatives. The Company believes that Adjusted EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income. The Company’s management uses Adjusted EBITDA to measure the operating profits or losses of the business. Analysts, investors, lenders and rating agencies frequently use Adjusted EBITDA in the evaluation of companies, but the Company’s presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Three Months Ended June 30, 2011 (in thousands)
	HER	Penn Foster	CEP	Corporate	Total
Revenue	$26,905	$22,692	$45	$—	$49,642

Operating expense	23,532	20,753	1,310	4,661	50,256

Operating income (loss) from continuing operations	3,373	1,939	(1,265)	(4,661)	(614)
Depreciation and amortization	680	3,532	547	135	4,894
Acquisition and integration expenses	—	—	—	1,017	1,017
Stock based compensation	—	—	—	799	799

Adjusted EBITDA	4,053	5,471	(718)	(2,710)	6,096

Total segment assets	147,340	190,945	18,787	5,242	362,314

Segment goodwill	$84,707	$100,530	$—	$—	$185,237

	Three Months Ended June 30, 2010 (in thousands)
	HER	Penn Foster	CEP	SES	Corporate	Total
Revenue	$26,591	$24,948	$—	$4,649	$—	$56,188

Operating expenses	23,235	24,689	1,154	5,799	7,072	61,949

Operating income (loss) from continuing operations	3,356	259	(1,154)	(1,150)	(7,072)	(5,761)
Depreciation and amortization	773	5,535	346	96	1,769	8,519
Restructuring	—	—	—	—	890	890
Acquisition and integration expenses	—	558	—	—	792	1,350
Stock based compensation	93	136	—	—	1,009	1,238
Acquisition related adjustment to revenue	—	269	—	—	—	269
Non-cash inventory write-off to cost of goods and services sold	—	—	—	942	—	942

Adjusted EBITDA	4,222	6,757	(808)	(112)	(2,612)	7,447

Total segment assets	138,243	215,668	20,402	2,869	17,500	394,682

Segment goodwill	$84,689	$102,326	$—	$—	$—	$187,015

	Six Months Ended June 30, 2011 (in thousands)
	HER	Penn Foster	CEP	Corporate	Total
Revenue	$50,613	$48,703	$60	$—	$99,376

Operating expense	44,930	48,566	2,461	10,381	106,338

Operating income (loss) from continuing operations	5,683	137	(2,401)	(10,381)	(6,962)
Depreciation and amortization	1,470	7,040	1,066	311	9,887
Restructuring	—	—	—	63	63
Acquisition and integration expenses	—	—	—	1,891	1,891
Stock based compensation	—	—	—	1,600	1,600

Adjusted EBITDA	7,153	7,177	(1,335)	(6,516)	6,479

Total segment assets	147,340	190,945	18,787	5,242	362,314

Segment goodwill	$84,707	$100,530	$—	$—	$185,237

	Six Months Ended June 30, 2010 (in thousands)
	HER	Penn Foster	CEP	SES	Corporate	Total
Revenue	$53,348	$51,387	$—	$14,638	$—	$119,373

Operating expenses	46,947	55,119	2,138	13,169	15,842	133,215

Operating income (loss) from continuing operations	6,401	(3,732)	(2,138)	1,469	(15,842)	(13,842)
Depreciation and amortization	2,436	11,046	346	183	5,069	19,080
Restructuring	—	—	—	—	1,921	1,921
Acquisition expense	—	1,131	—	—	1,242	2,373
Stock based compensation	93	272	—	—	1,937	2,302
Acquisition related adjustment to revenue	—	686	—	—	—	686
Non-cash inventory write-off to cost of goods and services sold	—	—	—	942	—	942
Other cash expense (see reconciliation below)	—	—	—	—	(4)	(4)

Adjusted EBITDA	8,930	9,403	(1,792)	2,594	(5,677)	13,458

Total segment assets	138,243	215,668	20,402	2,869	17,500	394,682

Segment goodwill	$84,689	$102,326	$—	$—	$—	$187,015

Reconciliation of other expense, net to other cash expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other expense, net	$(3)	$(497)	$(100)	$(217)
Loss from extinguishment of bridge notes	—	954	—	954
Loss (gain) from change in fair value of derivatives	37	(402)	147	(695)
Other non-cash income	(34)	(55)	(47)	(46)

Other cash expense	$—	$—	$—	$(4)

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for loss per share:
Loss from continuing operations	$(6,201)	$(12,930)	$(18,465)	$(28,519)
Earnings to common shareholders from conversion of Series E to Series D preferred stock	—	1,128	—	1,128
Dividends and accretion on preferred stock	(2,422)	(2,452)	(4,768)	(5,255)

Loss from continuing operations attributed to common stockholders	(8,623)	(14,254)	(23,233)	(32,646)
Income (loss) from discontinued operations	1,120	(345)	21	(1,370)

Loss attributed to common stockholders	$(7,503)	$(14,599)	$(23,212)	$(34,016)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	54,415	47,822	54,029	40,836

Basic and diluted loss per share:
Loss from continuing operations	$(0.16)	$(0.30)	$(0.43)	$(0.80)
Income (loss) from discontinued operations	0.02	(0.01)	—	(0.03)

Loss attributed to common shareholders	$(0.14)	$(0.31)	$(0.43)	$(0.83)

The following were excluded from the computation of diluted loss per common share because of their anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares of common stock issuable upon exercise of stock options	6,544	5,475	6,864	5,875
Weighted average shares of common stock issuable upon conversion of convertible preferred stock	25,412	18,141	25,178	7,003

	31,956	23,616	32,042	12,878

8. Restructuring

The Company consummated an agreement to terminate the lease for its administrative office in New York City, effective as of March 31, 2011. In addition to a broker fee, the Company agreed to pay an aggregate sum of $1.2 million over a period of fourteen months, beginning in April 2011. As a result of this settlement, the Company recorded an additional charge to restructuring expense of approximately $0.1 million to adjust its liability for the estimated fair value of the remaining contractual payments under this arrangement.

The following table sets forth accrual activity relating to the 2009 restructuring initiative for the six months ended June 30, 2011 (in thousands):

	Severance and Termination Benefits	Lease Termination Costs	Total
Accrued restructuring balance at December 31, 2010	$59	$1,553	$1,612
Restructuring provision	5	58	63
Cash paid	(47)	(534)	(581)

Accrued restructuring balance at June 30, 2011	$17	$1,077	$1,094

The Company expects to pay substantially all severance and termination benefits related to the 2009 restructuring initiative by the end of July 2011 and all lease termination costs by the end of May 2012. Accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheets.

The following table sets forth accrual activity relating to the SES restructuring initiative for the six months ended June 30, 2011 (in thousands):

	Severance and Termination Benefits	Lease Termination and Office Shut-down Costs	Total
Accrued restructuring balance at December 31, 2010	$63	$165	$228
Cash paid	(56)	(87)	(143)

Accrued restructuring balance at June 30, 2011	$7	$78	$85

The Company expects to pay all lease termination costs by the end of February 2013.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$—			$12,834
Certificates of deposit	572			556
Liabilities:
Embedded financial derivatives			$854			$707

Activity related to our embedded financial derivatives for the period was as follows (in thousands):

Balance at beginning of period	$707
Loss realized from change in fair value	147

Balance at end of period	$854

Money market funds and certificates of deposit, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s senior notes and junior notes are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The change in fair value of the embedded derivatives was $0.04 million and $0.1 million for the three and six months ended June 30, 2011, respectively, and was recorded as a loss in other expense, net in the accompanying statement of operations.

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

The owner of Penn Foster prior to the seller (the “Previous Owner”) filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the seller, the seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of June 30, 2011.

11. Subsequent Events

On July 18, 2011, the Company entered into a master publishing agreement with Random House, Inc. (“Random House”) to, among other things, provide Random House with the exclusive right to publish, print, distribute and sell all print and electronic books branded and trademarked by the Company. The Company will receive advanced payments against future royalties over the next 12 months and the agreement guarantees the Company minimum quarterly royalty payments through December 31, 2018.

On July 29, 2011, Washtenaw County Employees’ Retirement System filed a securities class action complaint in the United States District Court for the District of Massachusetts against the Company, certain of its current and former officers and directors, and the underwriters in the Company’s April 2010 public offering, Civil Action 1:11-cv-11359. The complaint alleges material misstatements and omissions in the Company’s April 2010 public offering materials and other public filings and statements made during the period from March 12, 2009 through March 11, 2011. The Company believes that the complaint is without merit and plans to defend the lawsuit vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), one of the oldest and largest online education companies in the United States. On April 20, 2010, we entered into a strategic venture with the National Labor College (“NLC”) and a newly formed subsidiary, NLC-TPR Services, LLC (“Services LLC”), owned 49% by the Company and 51% by NLC to support the development and launch of new programs. Under variable interest entity accounting guidance, we are required to consolidate the financial results of Services LLC. Our Career Education Partnerships division includes the activities of Services, LLC and other costs relating to the establishment of new strategic venture partnerships.

We currently operate through our Higher Education Readiness, Penn Foster and Career Education Partnerships divisions. We exited the Supplemental Educational Services business as of the end of the 2009-2010 school year and therefore did not operate under this segment beyond 2010.

Higher Education Readiness (“HER”) Division

The HER division derives the majority of its revenue from classroom-based and online test preparation courses and tutoring services. This division also receives royalties and advances from Random House for books authored by The Princeton Review. Additionally, this division receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. The HER division accounted for 51% of our overall revenue in the six months ended June 30, 2011.

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

In May 2011, we sold substantially all of the assets and liabilities of the community college business, an operating segment of our CEP reporting segment. Accordingly, the results of operations and cash flows for the community college business are reflected as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Revenue:
Higher Education Readiness	$26,905	$26,591	$314	1%
Penn Foster	22,692	24,948	(2,256)	(9)%
Career Education Partnerships	45	—	45	100%
SES	—	4,649	(4,649)	(100)%

Total revenue	49,642	56,188	(6,546)	(12)%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	17,838	21,907	(4,069)	(19)%
Selling, general and administrative	26,507	29,283	(2,776)	(9)%
Depreciation and amortization	4,894	8,519	(3,625)	(43)%
Restructuring	—	890	(890)	(100)%
Acquisition and integration expenses	1,017	1,350	(333)	(25)%

Total operating expenses	50,256	61,949	(11,693)	(19)%
Operating loss from continuing operations	(614)	(5,761)	(5,147)	(89)%
Interest expense	(5,143)	(5,136)	7	—
Interest income	—	14	(14)	(100)%
Other expense, net	(3)	(497)	(494)	(99)%
Provision for income taxes	(441)	(1,550)	(1,109)	(72)%

Loss from continuing operations	$(6,201)	$(12,930)	$(6,729)	(52)%

Revenue

For the three months ended June 30, 2011, total revenue decreased by $6.5 million, or 12%, to $49.6 million from $56.2 million in the three months ended June 30, 2010. Excluding the impact of the former SES Services business, total revenue decreased by $1.9 million, or 4%, to $49.6 million from $51.5 million.

HER revenue increased by $0.3 million, or 1%, to $26.9 million from $26.6 million in the three months ended June 30, 2010. Retail revenue increased by $0.3 million due to a consumer shift towards our premium-priced products and growth in our online revenue as we continue to market our expanding online course content. In addition, our licensing revenue increased by $0.7 million due primarily to non-recurring royalty fees. These increases were partially offset by a $0.7 million decline in institutional revenue due to the loss of certain contracts, despite increases in the number of new institutional customers over the prior period.

Penn Foster revenue decreased by $2.3 million, or 9%, to $22.7 million from $24.9 million in the three months ended June 30, 2010. The decrease is primarily the result of lower enrollments in Penn Foster’s Career School during 2011, as compared to 2010, despite higher revenues per enrollment. The division is pursuing a strategy of shifting enrollment focus to a more committed student base, which we expect to translate into better retention and ultimately, higher profitability.

CEP revenue of $0.04 million for the three months ended June 30, 2011 represents fees earned in conjunction with initial student enrollments in certain pilot programs of the National Labor College School of Professional Studies, beginning in March 2011.

SES Services revenues of approximately $4.6 million for the three months ended June 30, 2010 consisted of fees earned for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Cost of Goods and Services Sold

For the three months ended June 30, 2011, total cost of goods and services sold decreased by $4.1 million, or 19%, to $17.8 million from $21.9 million in the three months ended June 30, 2010. Excluding the impact of the former SES Services business, total cost of goods and services sold decreased by $0.8 million, or 4%, to $17.8 million from $18.7 million.

HER cost of goods and services sold decreased by $0.4 million, or 3%, to $10.4 million from $10.8 million in the three months ended June 30, 2010 due primarily to a shift in course mix, resulting in lower teacher pay, partially offset by higher material costs. Gross margin during the period for the HER division increased modestly from 59% to 61%, primarily due to non-recurring royalty fee revenue recognized during the current period.

Penn Foster cost of goods and services sold decreased by $0.5 million, or 6%, to $7.4 million from $7.9 million in the three months ended June 30, 2010 due primarily to reduced course material costs associated with the lower enrollments. Gross margin during the period for the Penn Foster division decreased modestly from 68% to 67%.

SES Services cost of goods and services sold of $3.2 million for the three months ended June 30, 2010 consisted of teacher compensation and course costs incurred for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Selling, General and Administrative Expenses

For the three months ended June 30, 2011, selling, general and administrative expenses decreased by $2.8 million, or 9%, to $26.5 million from $29.3 million in the three months ended June 30, 2010. Excluding the impact of the former SES Services business, total selling, general and administrative expenses decreased by $0.3 million or 1%, to $26.5 million from $26.8 million.

HER selling, general and administrative expenses increased by $0.7 million, or 6%, to $12.4 million from $11.7 million in the three months ended June 30, 2010 due primarily to new call center resources and travel expenses associated with expanded sales efforts.

Penn Foster selling, general and administrative expenses decreased by $0.9 million, or 8%, to $9.8 million from $10.7 million in the three months ended June 30, 2010 due primarily to reduced television advertising, lower promotional expenses and reduced headcount.

CEP selling, general and administrative expenses remained flat for both periods at $0.8 million. Expenditures in the current period primarily relate to developing, marketing and promoting the programs being offered by the NLC School of Professional Studies, where expenditures in the prior period primarily related to personnel costs and professional fees associated with the establishment and formation of the NLC strategic relationship.

SES Services selling, general and administrative expenses of $2.5 million for the three months ended June 30, 2010 consisted of compensation, travel and office expenditures associated with supporting the SES business. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Corporate selling, general and administrative expenses decreased by $0.1 million, or 3%, to $3.5 million from $3.6 million in the three months ended June 30, 2010.

Depreciation and Amortization

For the three months ended June 30, 2011, depreciation and amortization expense decreased by $3.6 million to $4.9 million from $8.5 million in the three months ended June 30, 2010. The decrease is partially the result of $1.8 million of accelerated depreciation and amortization charges in the prior period that were not repeated in the current period. In addition, approximately $2.0 million of the decrease is attributable to certain intangible assets acquired with the Penn Foster acquisition being amortized on an accelerated basis, resulting in higher amortization in the prior period. These decreases were partially offset by an increase of $0.2 million relating to a license acquired in conjunction with the NLC strategic venture in April 2010.

Restructuring

Restructuring charges of $0.9 million for the three months ended June 30, 2010 primarily included employee severance and termination benefits associated with our decision to exit the SES business as of the end of the 2009-2010 school year. There were no restructuring charges for the three months ended June 30, 2011.

Acquisition and integration expenses

Acquisition and integration expenses decreased by $0.3 million, or 25%, to $1.0 million from $1.4 million in the three months ended June 30, 2010. Accounting and advisory fees incurred in the prior period relating to the acquisition and audit of Penn Foster were not incurred during the current period, while both periods include integration costs associated with combining our legacy systems and operations with Penn Foster. Our multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial systems is expected to be essentially completed during the second half of 2011, and we do not anticipate incurring significant integration expense beyond the third quarter of 2011.

Interest expense

Interest expense for both periods remained flat at $5.1 million. A decrease of $0.5 million associated with the repayment of our bridge notes in April 2010 was offset by increases in interest under our credit facility due to increased borrowing levels and increases in interest under our senior subordinated and junior subordinated notes due to compounded pay-in-kind interest.

Other expense, net

Other expense, net for the three months ended June 30, 2011 primarily consists of losses recognized from the change in fair value of our embedded derivatives offset by income attributed to certain tax indemnifications relating to uncertain tax positions from periods prior to the acquisition of Penn Foster . Other expense, net for the three months ended June 30, 2010 primarily consisted of a charge of $0.9 million related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes, offset by $0.4 million of income recognized from the change in fair value of our embedded derivatives.

Provision for Income Taxes

The provision for income taxes decreased by $1.1 million, to $0.4 million from $1.6 million in the three months ended June 30, 2010. The decrease from the prior period is primarily due to a decrease in the projected taxable earnings of an operating subsidiary with a separate state filing obligation. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes in jurisdictions that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Comparison of Six Months Ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Revenue:
Higher Education Readiness	$50,613	$53,348	$(2,735)	(5)%
Penn Foster	48,703	51,387	(2,684)	(5)%
Career Education Partnerships	60	—	60	100%
SES	—	14,638	(14,638)	(100)%

Total revenue	99,376	119,373	(19,997)	(17)%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	35,057	44,421	(9,364)	(21)%
Selling, general and administrative	59,440	65,420	(5,980)	(9)%
Depreciation and amortization	9,887	19,080	(9,193)	(48)%
Restructuring	63	1,921	(1,858)	(97)%
Acquisition and integration expenses	1,891	2,373	(482)	(20)%

Total operating expenses	106,338	133,215	(26,877)	(20)%
Operating loss from continuing operations	(6,962)	(13,842)	(6,880)	(50)%
Interest expense	(10,225)	(11,738)	(1,513)	(13)%
Interest income	—	14	(14)	(100)%
Other expense, net	(100)	(217)	(117)	(54)%
Provision for income taxes	(1,178)	(2,736)	(1,558)	(57)%

Loss from continuing operations	$(18,465)	$(28,519)	$(10,054)	(35)%

Revenue

For the six months ended June 30, 2011, total revenue decreased by $20.0 million, or 17%, to $99.4 million from $119.4 million in the six months ended June 30, 2010. Excluding the impact of the former SES Services business, total revenue decreased by $5.4 million, or 5%, to $99.4 million from $104.7 million.

HER revenue decreased by $2.7 million, or 5%, to $50.6 million from $53.3 million in the six months ended June 30, 2010. Retail revenue decreased by $2.4 million due primarily to lower enrollments during the first quarter of 2011 despite a consumer shift towards our premium-priced products and growth in our online revenue as we continue to market our expanding online course content. Institutional revenue decreased by approximately $1.0 million due to the loss of certain contracts, despite increases in the number of new institutional customers over the prior period. These decreases were partially offset by an increase of $0.7 million in licensing revenue due primarily to non-recurring royalty fees.

Penn Foster revenue decreased by $2.7 million, or 5%, to $48.7 million from $51.4 million in the six months ended June 30, 2010. The decrease is primarily the result of lower enrollments in Penn Foster’s Career School during 2011, as compared to 2010, despite higher revenues per enrollment. The division is pursuing a strategy of shifting enrollment focus to a more committed student base, which we expect to translate into better retention and ultimately, higher profitability.

CEP revenue of $0.06 million for the six months ended June 30, 2011 represents fees earned in conjunction with initial student enrollments in certain pilot programs of the National Labor College School of Professional Studies, beginning in March 2011.

SES Services revenues of approximately $14.6 million for the six months ended June 30, 2010 consisted of fees earned for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Cost of Goods and Services Sold

For the six months ended June 30, 2011, total cost of goods and services sold decreased by $9.4 million, or 21%, to $35.1 million from $44.4 million in the six months ended June 30, 2010. Excluding the impact of the former SES Services business, total cost of goods and services sold decreased by $1.9 million, or 5%, to $35.1 million from $36.9 million.

HER cost of goods and services sold decreased by $1.4 million, or 7%, to $19.3 million from $20.8 million in the six months ended June 30, 2010 due primarily to a shift in course mix, resulting in lower teacher pay, partially offset by higher material costs. Gross margin during the period for the HER division increased modestly from 61% to 62%, primarily due to non-recurring royalty fee revenue recognized during the current period.

Penn Foster cost of goods and services sold decreased by $0.4 million, or 3%, to $15.7 million from $16.2 million in the six months ended June 30, 2010 due primarily to reduced course material costs associated with the lower enrollments. Gross margin during the period for the Penn Foster division decreased modestly from 69% to 68%.

SES Services cost of goods and services sold of $7.5 million for the six months ended June 30, 2010 consisted of teacher compensation and course costs incurred for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Selling, General and Administrative Expenses

For the six months ended June 30, 2011, selling, general and administrative expenses decreased by $6.0 million, or 9%, to $59.4 million from $65.4 million in the six months ended June 30, 2010. Excluding the impact of the former SES Services business, total selling, general and administrative expenses decreased by $0.5 million or 1%, to $59.4 million from $59.9 million.

HER selling, general and administrative expenses increased by $0.4 million or 2%, to $24.1 million from $23.8 million in the six months ended June 30, 2010 due primarily to new call center resources and travel expenses associated with expanded sales efforts.

Penn Foster selling, general and administrative expenses decreased by $1.0 million or 4%, to $25.8 million from $26.8 million in the six months ended June 30, 2010 due primarily to lower promotional expenses and reduced headcount.

CEP selling, general and administrative expenses decreased by $0.4 million, or 22%, to $1.4 million from $1.8 million in the six months ended June 30, 2010. Expenditures in the current period primarily relate to developing, marketing and promoting the programs being offered by the NLC School of Professional Studies, where expenditures in the prior period primarily related to personnel costs and professional fees associated with the establishment and formation of the NLC strategic relationship.

SES Services selling, general and administrative expenses of $5.5 million for the six months ended June 30, 2010 consisted of compensation, travel and office expenditures associated with supporting the SES business. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Corporate selling, general and administrative expenses increased by $0.5 million, or 7%, to $8.1 million from $7.6 million in the six months ended June 30, 2010, due primarily to increased accounting and legal professional service fees, partially offset by reduced compensation.

Depreciation and Amortization

For the six months ended June 30, 2011, depreciation and amortization expense decreased by $9.2 million to $9.9 million from $19.1 million in the six months ended June 30, 2010. The decrease is partially the result of $4.3 million of accelerated depreciation and amortization charges in the prior period that were not repeated in the current period. In addition, during the prior period we changed our estimated useful lives for certain fixed assets, resulting in additional depreciation and amortization expense for that period of $1.6 million. Also, approximately $4.0 million of the decrease is attributable to certain intangible assets acquired with the Penn Foster acquisition being amortized on an accelerated basis, resulting in higher amortization in the prior period. These decreases were partially offset by an increase of $0.7 million relating to a license acquired in conjunction with the NLC strategic venture in April 2010.

Restructuring

Restructuring charges decreased by $1.9 million, or 97%, to $0.06 million from $1.9 million in the six months ended June 30, 2010. The restructuring charges for the six months ended June 30, 2011 primarily consist of an adjustment to the liability for the remaining contractual payments for our former administrative office in New York City, as we consummated an agreement to terminate the lease effective March 31, 2011.

The restructuring charges for the six months ended June 30, 2010 included severance and termination benefits related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania, and lease termination charges associated with the closure of two-thirds of our administrative office in New York City. The charges also included employee severance and termination benefits associated with our decision to exit the SES business as of the end of the 2009-2010 school year.

Acquisition and integration expenses

Acquisition and integration expenses decreased by $0.5 million, or 20%, to $1.9 million from $2.4 million in the six months ended June 30, 2010. Accounting and advisory fees incurred in the prior period relating to the acquisition and audit of Penn Foster were not incurred during the current period, while both periods include integration costs associated with combining our legacy systems and operations with Penn Foster. Our multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial systems is expected to be essentially completed during the second half of 2011, and we do not anticipate incurring significant integration expense beyond the third quarter of 2011.

Interest expense

For the six months ended June 30, 2011, interest expense decreased by $1.5 million, to $10.2 million from $11.7 million in the six months ended June 30, 2010. A decrease of $2.3 million associated with the repayment of our bridge notes in April 2010 was partially offset by increases in interest under our credit facility due to increased borrowing levels and increases in interest under our senior subordinated and junior subordinated notes due to compounded pay-in-kind interest.

Other expense, net

Other expense, net for the six months ended June 30, 2011 primarily consists of losses recognized from the change in fair value of our embedded derivatives, partially offset by income attributed to certain tax indemnifications relating to uncertain tax positions from periods prior to the acquisition of Penn Foster. Other expense, net for the six months ended June 30, 2010 primarily consists of a charge of $0.9 million related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes, offset by $0.7 million of income recognized from the change in fair value of our embedded derivatives.

Provision for Income Taxes

The provision for income taxes decreased by $1.6 million, to $1.2 million from $2.7 million in the six months ended June 30, 2010. The decrease from the prior period is primarily due to a decrease in the projected taxable earnings of an operating subsidiary with a separate state filing obligation. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state income taxes in jurisdictions that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Liquidity and Capital Resources

Our primary sources of liquidity during the six months ended June 30, 2011 were cash and cash equivalents on hand, cash flow generated from operations, borrowings under our revolving credit facility and proceeds from the sale of our community college business, a discontinued operation. Our primary uses of cash during the six months ended June 30, 2011 were capital expenditures, investments in the National Labor College (“NLC”) venture, scheduled repayments of our term loan credit facility and repayments of borrowings under our revolving credit facility. At June 30, 2011 we had $3.8 million of cash and cash equivalents and $5.5 million of accessible borrowing availability under our $12.5 million revolving credit facility. The undrawn balance on the revolving credit facility was $12.1 million, but our financial maintenance covenants limited accessible borrowing to $5.5 million. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. In April 2010, we sold 16.1 million shares of common stock through this shelf registration process for a public offering price of $48.3 million (before underwriting discounts and commissions).

Our debt financing agreements, as amended in March 2011, contain covenants that limit, among other things, our ability to incur additional indebtedness and that require us to comply with financial covenant ratios that are dependent on maintaining certain operating performance levels on an ongoing basis. Specifically, our financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. In addition, the covenants limit our annual capital expenditures. The debt amendments entered into in March 2011 provide greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants for 2011. The amendments also increased the interest rate under the credit facility by 0.25% and added a minimum liquidity covenant that requires us to maintain a minimum level of cash on hand, including accessibility borrowing availability under our revolving credit facility (as defined). We were in compliance with all covenants under our amended debt agreements as of June 30, 2011. Our ability to generate sufficient operating income and positive cash flows from operations to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accordingly, we have continued to take actions to increase profitability and liquidity, including divesting our community college business, renegotiating certain contracts, aggressively pursuing opportunities to increase our operating cash flows, improving operations efficiency and sales execution in our HER business, introducing new product offerings in our Penn Foster division and addressing the rate of cash consumption associated with our NLC strategic venture.

If we are unsuccessful in our efforts to maintain adequate liquidity, we may need to identify additional sources of financing to fund our on-going operations and repay our long term obligations as they become due. There is no assurance that such additional sources of liquidity will be able to be obtained on terms acceptable to us, if at all.

Cash flows provided by operating activities from continuing operations for the six months ended June 30, 2011 were $4.1 million as compared to $6.3 million for the six months ended June 30, 2010. The decrease was primarily the result of reduced profitability in our HER and Penn Foster divisions and the loss of operating cash flow from the former SES Services business, partially offset by lower cash interest payments from the April 2010 elimination of the bridge notes.

Cash flows used for investing activities from continuing operations during the six months ended June 30, 2011 were $12.9 million as compared to $13.2 million used during the comparable period in 2010. The decrease was primarily due to lower capital expenditures and a Penn Foster post-closing working capital payment in 2010 that was not repeated in the current period. These decreases were partially offset by an increase in payments to NLC under our obligation for the acquisition of the NLC license in 2010. We expect to fund the remaining payments for the NLC license in January 2012 ($5.0 million) and January 2013 ($5.0 million) from cash and cash equivalents on hand and cash flow generated from operations.

Cash flows used for financing activities for the six months ended June 30, 2011 were $3.6 million as compared to $9.9 million provided by financing activities for the six months ended June 30, 2010. Cash used for financing activities in 2011 includes $3.0 million in scheduled principal payments under our term loan credit facility and an amendment fee of $0.6 million paid to lenders for the March 2011 debt amendments. We also borrowed and repaid $3.5 million under our revolving credit facility during the second quarter of 2011. Cash provided by financing activities in 2010 primarily consisted of $44.3 million in net proceeds from the issuance of 16.1 million shares of common stock in April 2010 and $9.5 million in net proceeds from the issuance of Series E Preferred Stock in March 2010, offset by the $40.8 million repayment of the bridge notes in April 2010, $2.0 million in scheduled principal payments under our term loan credit facility and $1.0 million of cash paid for debt issuance costs.

Cash flows provided by discontinued operations for the six months ended June 30, 2011 were $1.4 million as compared to $0.8 million used for discontinued operations for the six months ended June 30, 2010. Cash provided by discontinued operations in 2011 included $3.0 million of net cash proceeds from the sale of our community college business in May 2011, partially offset by cash expended to fund the community college operations and capital expenditures prior to the sale and cash expended for rent (net of sublease receipts) and real estate tax payments on the former K-12 Services facility in New York City. Cash used in discontinued operations in 2010 included startup expenditures to establish the community college business and rent (net of sublease receipts) and real estate tax payments on the former K-12 Services facility in New York City.

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

We are exposed to interest rate risk as a result of the outstanding debt under our credit facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At June 30, 2011 our total outstanding term loan balance under the credit facilities exposed to variable interest rates was $54.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $0.4 million. We do not carry any other variable interest rate debt.

Revenue from our international operations and royalty payments from our international franchisees constitute an insignificant percentage of our total revenue. Accordingly, our exposure to exchange rate fluctuations is minimal.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have issued restricted stock units to certain of our employees under the terms of our 2000 Stock Incentive Plan, as amended, or outside of such plan. On the date that these restricted stock units vest, we withhold, via a net exercise provision pursuant to the applicable restricted stock unit agreements, a number of vested shares with a value (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. In the second quarter of 2011 we withheld an aggregate of 6,950 shares of common stock at prices from $0.19 to $0.22 per share. Upon their withholding, these shares are retired to treasury stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ CHRISTIAN G. KASPER
Christian G. Kasper
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

August 5, 2011

Exhibit Index

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.