Form 10-Q
period 2011-09-30
PRINCETON REVIEW INC
filed 2011-11-09
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The registrant had 55,509,754 shares of $0.01 par value common stock outstanding at October 31, 2011

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,789	$14,831
Restricted cash	439	456
Accounts receivable, net of allowance of $911 and $997, respectively	10,603	9,744
Other receivables, including $71 from related parties as of December 31, 2010	37	1,625
Inventory	7,522	7,488
Prepaid expenses and other current assets	1,920	3,633
Deferred tax assets	6,959	7,006

Total current assets	31,269	44,783

Property, equipment and internal use software, net	37,175	37,551
Goodwill	108,569	185,237
Other intangibles, net	81,505	106,174
Other assets	6,053	6,440

Total assets	$264,571	$380,185

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,685	$6,914
Accrued expenses	14,102	14,874
Deferred acquisition payments	5,000	5,750
Current maturities of long-term debt	9,499	6,258
Deferred revenue	27,518	29,783

Total current liabilities	61,804	63,579

Deferred rent	1,919	1,913
Long-term debt	124,886	124,516
Long-term portion of deferred acquisition payments	5,000	10,000
Other liabilities	4,820	6,202
Deferred tax liability	17,897	25,561

Total liabilities	216,326	231,771
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares issued and outstanding	122,880	115,614

	September 30, 2011	December 31, 2010
Commitments and contingencies (Note 12)

Stockholders’ (deficit) equity
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,357,531 and 53,563,915 shares issued and 55,269,370 and 53,499,759 shares outstanding, respectively	554	536
Treasury stock (88,161 and 64,156 shares, respectively; at cost)	(179)	(168)
Additional paid-in capital	208,556	213,813
Accumulated deficit	(283,488)	(181,365)
Accumulated other comprehensive loss	(78)	(16)

Total stockholders’ (deficit) equity	(74,635)	32,800

Total liabilities and stockholders’ (deficit) equity	$264,571	$380,185

See accompanying notes to the consolidated financial statements

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Higher Education Readiness	$33,425	$30,675	$84,038	$84,023
Penn Foster	20,991	23,357	69,694	74,744
Career Education Partnerships	91	—	151	—
SES	—	38	—	14,676

Total revenue	54,507	54,070	153,883	173,443

Operating expenses
Costs of goods and services sold (exclusive of items below)	17,987	18,298	53,044	62,719
Selling, general and administrative	26,191	27,133	85,631	92,553
Depreciation and amortization	5,549	8,723	15,436	27,803
Restructuring	—	2,082	63	4,003
Acquisition and integration expenses	987	1,311	2,878	3,684
Loss on impairment of goodwill and other intangible assets	91,820	—	91,820	—

Total operating expenses	142,534	57,547	248,872	190,762

Operating loss from continuing operations	(88,027)	(3,477)	(94,989)	(17,319)
Interest expense	(5,410)	(4,940)	(15,635)	(16,678)
Interest income	—	9	—	23
Other income (expense), net	345	(175)	245	(392)

Loss from continuing operations before income taxes	(93,092)	(8,583)	(110,379)	(34,366)
Benefit (provision) for income taxes	9,437	(50)	8,259	(2,786)

Loss from continuing operations	(83,655)	(8,633)	(102,120)	(37,152)

Discontinued operations
Loss from discontinued operations	(24)	(141)	(1,435)	(1,511)
Gain from disposal of discontinued operation	—	—	1,432	—

Loss from discontinued operations	(24)	(141)	(3)	(1,511)

Net loss	(83,679)	(8,774)	(102,123)	(38,663)

Earnings to common shareholders from conversion of Series E to Series D preferred stock	—	—	—	1,128
Dividends and accretion on preferred stock	(2,498)	(2,303)	(7,266)	(7,558)

Loss attributed to common stockholders	$(86,177)	$(11,077)	$(109,389)	$(45,093)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss per share
Basic and diluted:
Loss from continuing operations	$(1.57)	$(0.21)	$(2.01)	$(0.98)
Loss from discontinued operations	—	—	—	(0.03)

Loss attributed to common stockholders	$(1.57)	$(0.21)	$(2.01)	$(1.01)

Weighted average shares used in computing loss per share
Basic and diluted:	54,967	52,120	54,345	44,639

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ (Deficit) Equity

(unaudited)

(in thousands)

	Nine months ended September 30, 2011 Stockholders’ (Deficit) Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	53,564	$536	(64)	$(168)	$213,813	$(181,365)	$(16)	$32,800

Vesting of restricted stock and restricted stock units	1,196	12	(24)	(11)	(11)			(10)
Stock-based compensation	597	6			2,020			2,026
Dividends and accretion of issuance costs on Series D Preferred Stock					(7,266)			(7,266)
Comprehensive loss:
Net loss						(102,123)		(102,123)
Change in unrealized foreign currency loss							(62)	(62)

Comprehensive loss								(102,185)

Balance at September 30, 2011	55,357	$554	(88)	$(179)	$208,556	$(283,488)	$(78)	$(74,635)

See accompanying notes to the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by continuing operating activities:
Net loss	$(102,123)	$(38,663)
Less: Loss from discontinued operations	(3)	(1,511)

Loss from continuing operations	(102,120)	(37,152)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,952	4,928
Amortization	12,484	22,875
Deferred income taxes	(7,664)	833
Stock based compensation	2,026	3,074
Non-cash interest	8,065	7,470
Loss from retirement of debt	—	941
Loss on impairment of goodwill and other intangible assets	91,820	—
Other	(1,035)	722
Net change in operating assets and liabilities:
Accounts and other receivables	600	8,172
Inventory	(34)	511
Prepaid expenses and other assets	1,710	2,347
Accounts payable and accrued expenses	(690)	(2,390)
Deferred revenue	(2,265)	(2,700)

Net cash provided by operating activities	5,849	9,631

Cash flows used for investing activities
Purchases of furniture, fixtures, and equipment	(570)	(2,823)
Expenditures for software and content development	(7,661)	(9,369)
Payments for NLC license	(5,750)	(5,000)
Acquisition of businesses	(30)	(1,007)
Change in restricted cash	17	185

Net cash used for investing activities	(13,994)	(18,014)

Cash flows (used for) provided by financing activities
Payments of capital leases and notes payable related to franchise acquisitions	(110)	(411)
Debt issuance costs	(566)	(1,017)
Payments of borrowings under term loan credit facility	(4,500)	(3,500)
Payments of borrowings under revolving credit facility	(8,000)	—
Payment for retirement of bridge note	—	(40,816)
Purchases of Class A common stock	(10)	(157)
Proceeds from issuance of common stock, net of issuance costs	—	44,339
Proceeds from the sale of Series E Preferred Stock, net of issuance costs	—	9,508
Proceeds from borrowings under credit facility	9,000	20,331
Proceeds from exercise of options	—	65

Net cash (used for) provided by financing activities	(4,186)	28,342

Effect of exchange rate changes on cash	(84)	15

Net cash flows (used for) provided by continuing operations	(12,415)	19,974

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by (used for) discontinued operations
Net cash used for operating activities	(509)	(1,112)
Net cash provided by (used for) investing activities	1,882	(99)

Net cash provided by (used for) discontinued operations	1,373	(1,211)

(Decrease) increase in cash and cash equivalents	(11,042)	18,763
Cash and cash equivalents, beginning of period	14,831	10,075

Cash and cash equivalents, end of period	$3,789	$28,838

Supplemental cash flow disclosure:
Net cash proceeds from sale of discontinued operation (Note 3)	$3,022	—

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

In May 2011, the Company sold all of the assets and liabilities of its community college business, an operating segment of the Company’s Career Education Partnership (“CEP”) reporting segment. Accordingly, the results of operations and cash flows for the community college business are reflected as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows. Refer to Note 3.

In November 2011, the Company terminated the strategic relationship with the National Labor College and ceased all activities relating to strategic venture partnerships. Refer to Note 13. Accordingly, in the fourth quarter of 2011, the Company will reflect this remaining portion of the CEP reporting segment as discontinued operations.

Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current presentation.

Liquidity Risk and Management Plans

The Company provided an updated discussion on liquidity risk in its Annual Report on Form 10-K filed on March 15, 2011. Since that time, the Company has experienced lower than expected profitability in the Higher Education Readiness (“HER”) and Penn Foster businesses and a higher than expected rate of cash expenditures in the CEP ventures. As a result, the Company’s near term liquidity was negatively impacted. However, in light of the events described in Note 13, including the exit from the strategic venture with the National Labor College, the newly amended debt agreements and a new delay draw facility, management believes that cash and cash equivalents on hand, cash generated from operations and borrowings under the available credit facilities will provide sufficient liquidity to fund the Company’s operations and maintain compliance with its various debt covenants for the next twelve months. As of September 30, 2011, the Company was in compliance with all of its debt covenants.

Management continues to take actions to increase profitability and liquidity by improving operating efficiencies and sales execution in both the HER and Penn Foster divisions. In addition, management continues to pursue opportunities to address its capital structure in the near term by evaluating and/or pursuing various alternatives including, but not limited to, raising capital through a public offering, securing additional debt financing from new or existing investors and/or raising capital through the sale of assets.

Seasonality in Results of Operations

The Company experiences, and is expected to continue to experience, seasonal fluctuations in its revenue, results of operations and cash flows because the markets in which the Company operates are subject to seasonal fluctuations based on the scheduled dates for standardized admissions tests and the typical school year. These fluctuations could result in volatility or adversely affect the Company’s stock price. The Company typically generates the largest portion of its HER revenue in the third quarter. Penn Foster’s revenue is typically generated more evenly throughout the year but marketing and promotional expenses are seasonally higher in the first quarter. Supplemental Educational Services (“SES”) revenue was typically concentrated in the first and fourth quarters to more closely reflect the after school programs’ greatest activity during the school year. The Company exited the SES business as of the end of the 2009-2010 school year.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated amendments to goodwill impairment testing. The amendments revised the steps required to test for goodwill impairment. Under prior guidance, a two-step process was followed, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be “more likely than not”, then the two-step test does not need to be conducted. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of this guidance on its consolidated financial statements. In light of the events discussed in Note 2, the Company did not elect early adoption.

In December 2010, the FASB issued an amendment to goodwill impairment testing that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since we do not have any reporting units with zero or negative carrying amounts at September 30, 2011.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this guidance and will incorporate the new disclosures in the event it consummates a business acquisition in the future.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue was effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. The Company adopted this guidance and it did not have a material impact on our financial statements.

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

2. Impairment of Goodwill and Intangible Assets

HER and Penn Foster Divisions

During the third quarter of 2011, the Company continued to experience lower than expected profitability in the HER and Penn Foster businesses and accordingly, prepared a revised plan for fiscal 2011 and beyond. This plan incorporated updated estimates of future demand for product offerings and projected cash flows from the implementation of new initiatives and operating strategies. The Company normally assesses goodwill and indefinite-lived intangible assets at least annually, on October 1 of each year. However, the events described above and in the liquidity discussion in Note 1 prompted management to perform interim period tests for impairment in its HER and Penn Foster reporting segments as of September 30, 2011. The Company performed these tests with the assistance of an independent, third party valuation firm.

The Company reviewed its long-lived assets, excluding goodwill, territorial marketing rights and trade names, by performing recoverability tests that compared the carrying amount of its HER and Penn Foster long-lived asset groups, to their respective undiscounted cash flows expected to result from the use and eventual disposition of these asset groups. Management concluded from the results of the recoverability tests that neither the HER nor Penn Foster long-lived asset groups were impaired.

The Company performed an impairment test for its indefinite-lived intangible assets that involved a comparison of the estimated fair value of the intangible assets with their respective carrying values. To determine the fair value of the HER territorial marketing rights intangible asset, the Company used a discounted cash flow valuation approach, based on estimated royalty income generated from its product sales. Management concluded that there was no impairment to the HER territorial marketing rights intangible asset. To determine the fair value of the Penn Foster tradename intangible asset, the Company used the relief-from-royalty method. This method estimates the benefit of owning the intangible asset rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. Management concluded that the carrying value of the Penn Foster tradename intangible asset exceeded its fair value, and recorded a $6.8 million impairment loss in the third quarter of 2011 in the amount equal to that excess. This impairment was primarily the result of lower projected revenues for the Penn Foster division.

The following table summarizes the changes in the carrying amount of indefinite-lived intangible assets for the nine months ended September 30, 2011 (in thousands):

	HER Territorial Marketing Rights	Penn Foster Trade Names
Balance as of December 31, 2010	$1,481	$31,300
Loss on impairment of intangible assets	—	(6,800)

Balance as of September 30, 2011	$1,481	$24,500

Lastly, the Company tested for goodwill impairment at the reporting unit level by applying a two-step test. The Company does not aggregate operating segments within the HER and Penn Foster reporting segments and therefore each of these segments was considered a separate reporting unit for purposes of applying the two-step test. In the first step, the fair value of the HER and Penn Foster reporting units were compared to the carrying value of their respective net assets. If the fair value of the reporting unit exceeded the carrying value of the net assets of the reporting unit, goodwill was not impaired and there was no need to apply the second step of testing. If the carrying value of the net assets of the reporting unit exceeded the fair value of the reporting unit, the Company performed a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compared it to the carrying value of the goodwill. An impairment loss was recognized to the extent the implied fair value of the goodwill was less than the carrying amount of the goodwill.

To determine the fair value of the Penn Foster and HER reporting units, the Company relied on two valuation methods, combining income-based and market-based approaches and applying relatively even weightings to the results. The income-based approach incorporates projected cash flows, as well as a terminal value, and discounts such cash flows by a risk adjusted rate of return. This risk adjusted discount rate is based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The assumptions used in these approaches require significant judgment, and changes in assumptions or estimates could materially affect the determination of fair value of our reporting units. Management believes the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the discount rate applied to those cash flows, long-term growth rates and the selection of comparable market multiples. The assumptions used in determining our expected future cash flows consider various factors such as anticipated operating trends particularly in student enrollment and pricing, planned capital investments, anticipated economic and regulatory conditions and planned business and operating strategies over a long-term horizon. Management believes its assumptions and cash flow projections are reasonably achievable given current market conditions and planned business and operating strategies.

The Company’s findings from its step-one test on the HER division indicated that the carrying value of its assets exceeded the estimated fair value of the division, and accordingly, the Company performed the second step test which determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill, and recorded an impairment loss of $76.7 million in the third quarter of 2011 in the amount equal to that excess. Management believes that changes in cash flow assumptions, particularly around student enrollments and pricing, are the primary drivers leading to this impairment charge.

The Company’s findings from its step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 9%, and therefore $100.5 million of goodwill allocated to our Penn Foster was not impaired. Given that Penn Foster was acquired in December 2009, management expects the estimated fair value of Penn Foster to reasonably approximate and exceed the division’s carrying value.

The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2011 (in thousands):

	HER	Penn Foster	Total
Balance as of December 31, 2010	$84,707	$100,530	$185,237
Loss on impairment of goodwill	(76,668)	—	(76,668)

Balance as of September 30, 2011	$8,039	$100,530	$108,569

CEP Division

Enrollments in fall 2011 programs that drive fees earned by the NLC strategic venture were less than anticipated. In addition, as discussed in Note 13 the Company terminated the NLC strategic venture in November 2011. Accordingly, management performed a recoverability test on the CEP long-lived assets, primarily consisting of the NLC license intangible and determined that it was impaired. The Company recorded an impairment loss of $8.4 million in the third quarter of 2011 for the excess of its carrying value over its estimated fair value. In determining fair value, management considered the settlement value realized from the termination of the strategic venture.

The following table summarizes the change in the carrying amount of the NLC license during the nine months ended September 30, 2011 (in thousands):

NLC License
Balance as of December 31, 2010	$19,367
Amortization	(1,557)
Loss on impairment of license	(8,352)

Balance as of September 30, 2011	$9,458

3. Sale of Assets and Discontinued Operations

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

The community college business, a component of the Company’s CEP reporting segment, comprised the Company’s Bristol Community College collaboration and a team of employees that were transferred to the Buyer upon consummation of the sale in May 2011. The community college business had operations and cash flows that were clearly distinguished for operational and financial reporting purposes and accordingly, the Company reported the results of the community college business as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows. The following table includes summarized income statement information related to the community college business, reflected as discontinued operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—
Selling, general and administrative expenses	(24)	(141)	(1,435)	(1,511)

Loss before gain from disposal of discontinued operations and income taxes	(24)	(141)	(1,435)	(1,511)
Gain from disposal of discontinued operation	—	—	1,432	—

Loss from discontinued operations	$(24)	$(141)	$(3)	$(1,511)

Also included in discontinued operations for the nine months ended September 30, 2010 (and unrelated to the community college business) is a $1.0 million charge for a liability relating to the estimated fair value of remaining contractual net lease rentals on our former K-12 Services facility located in New York City.

4. Investment in Variable Interest Entity

As discussed in Note 13, in November 2011 the Company terminated the strategic relationship with the National Labor College (“NLC”), whereby the Company transferred its 49% ownership interest in NLC-TPR Services, LLC (“Services LLC”) to NLC and was relieved of all future funding obligations to Services LLC and NLC, including the $10.0 million obligation for deferred acquisition payments described below. As discussed in Note 2, the Company recorded an impairment charge of $8.4 million against the NLC license intangible asset.

NLC-TPR Services, LLC (“Services LLC”) was a consolidated variable interest entity formerly co-owned by the Company and the NLC. Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs in NLC’s School of Professional Studies, including a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students and student billing and related services. In exchange for these services, Services LLC received a fee equal to all tuition and fees earned and collected from the School of Professional Studies programs, less program expenses and costs that Services LLC was obligated to pay to NLC and the Company for their respective contributions to the programs.

The Company consolidated the financial results of Services LLC and accordingly, recognized revenue as tuition and fees were earned and once collectability was reasonably assured. Expenses were recognized as incurred and were funded with the working capital contributions described below. All obligations between Services LLC and the Company were eliminated in consolidation.

The Company was required to provide certain working capital contributions to Services LLC that were not to exceed, in the aggregate, $12.3 million, and, under certain conditions, loans by the Company to Services LLC for working capital purposes of up to an additional $2.0 million (the “Working Capital Contributions”). The Company’s obligations to provide the Working Capital Contributions were subject to, among other things, the obligation of NLC to obtain specified regulatory approvals, maintain its education regulatory status, and certain other conditions. The Company made Working Capital Contributions to Services LLC of $1.1 million during the nine months ended September 30, 2011 and $2.3 million since inception.

In addition, during the first quarter of 2011, the NLC obtained specified regulatory approvals, and accordingly the Company paid an additional $5.8 million to NLC as required for the acquisition of the NLC license in 2010. Provided that NLC obtained future specified regulatory approvals, when and if necessary, and maintained its education regulatory status and certain other conditions, the Company was obligated to pay the remaining obligation for the NLC license in two final installments of $5.0 million in each of January 2012 and January 2013. As of September 30, 2011 and December 31, 2010, the remaining obligations were recorded as deferred acquisition payments in the consolidated balance sheets.

The carrying amount of Services LLC’s assets and liabilities that are included in the consolidated balance sheets as of September 30, 2011 and December 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Cash	$2	$12
Property, equipment and software development, net	310	382
Other intangibles, net	9,640	19,367

Total assets	9,952	19,761

Accounts payable and accrued expenses (includes $324 and $108, respectively, due to NLC for supporting services)	412	131

Total liabilities	$412	$131

5. Stock-Based Compensation

Stock-based compensation expense primarily relates to stock option, restricted stock and restricted stock unit awards under the Company’s 2000 Stock Incentive Plan. Compensation expense for awards with only a service condition is recognized on a straight-line method over the requisite service period. Performance-based stock compensation expense is recognized over the service period, if the achievement of performance criteria is considered probable by the Company. The fair value of stock options is estimated using the Black-Scholes option pricing model. The Company used the following assumptions in the fair value calculation of options granted during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	1.0%	1.5%	1.6%	1.5%
Volatility	67.3%	46.9%	63.4%	46.9%

Information concerning all stock option activity for the nine months ended September 30, 2011 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,279,771	$3.55
Granted at market price	500,000	0.31
Forfeited or expired	(3,277,726)	3.64

Outstanding at September 30, 2011	4,502,045	3.13	7.53	$—
Vested or expected to vest at September 30, 2011	4,347,561	3.18	7.48	—
Exercisable at September 30, 2011	1,825,162	$4.39	5.53	$—

As of September 30, 2011, the total unrecognized compensation cost related to nonvested stock option awards amounted to approximately $4.0 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 2.9 years.

Information concerning all nonvested shares of restricted stock and restricted stock unit awards for the nine months ended September 30, 2011 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested awards outstanding at December 31, 2010	900,812	$3.05
Awards granted	1,955,250	0.47
Awards forfeited	(631,125)	2.75
Awards released	(1,793,616)	0.67

Nonvested awards outstanding at September 30, 2011	431,321	$1.69

Included in the above table are 597,332 shares of restricted stock granted and vested on March 14, 2011 to certain employees as bonus compensation for 2010 performance targets that were achieved. The above table also includes 1,342,918 shares of restricted stock units granted to the Company’s interim Chief Executive Officer, of which 1,102,534 shares were vested and released as of September 30, 2011. As of September 30, 2011, the total unrecognized compensation cost related to nonvested restricted stock and restricted stock unit awards amounted to approximately $1.7 million, net of estimated forfeitures that will be recognized over the weighted-average remaining requisite service period of approximately 0.9 years.

Total stock-based compensation expense for the three months ended September 30, 2011 and 2010 was $0.4 million and $0.8 million, respectively and for the nine months ended September 30, 2011 and 2010 was $2.0 million and $3.1 million, respectively. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

6. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Credit facility	$49,566	$52,763
Senior notes	54,065	51,982
Junior notes, net of detached Series E preferred stock valuation	30,362	25,527
Notes payable	118	115
Capital lease obligations	274	387

Total debt	134,385	130,774
Less current portion	9,499	6,258

Long-term debt	$124,886	$124,516

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. The estimated fair value of our long-term debt approximated $126.5 million and $140.3 million as of September 30, 2011 and December 31, 2010, respectively.

Credit Facility

The Company has a credit facility with General Electric Capital Corporation, as administrative agent (“GE Capital”), and certain other financial institutions which consists of a $60.0 million fully drawn term loan and a $12.5 million revolving credit facility, which is reduced by outstanding letters of credit. As of September 30, 2011 and December 31, 2010, the Company had three outstanding letters of credit totaling $0.4 million. The term loan matures in quarterly graduating installments ranging from $1.5 million to $3.0 million, through maturity on December 7, 2014. During the nine months ended September 30, 2011, the Company borrowed $9.0 million and repaid $8.0 million against the revolving credit facility. As of September 30, 2011, $1.0 million of borrowings were outstanding under the revolving credit facility. The Company’s financial maintenance covenants limited accessible borrowing availability under the revolving credit facility to $6.4 million and $8.9 million as of September 30, 2011 and December 31, 2010, respectively.

Amendments

On March 9, 2011 the Company entered into (i) a first amendment to the GE Capital Credit Agreement, (ii) a third amendment to the Senior Subordinated Note Purchase Agreement with investment funds of Falcon Investment Advisors (“Falcon”) and Sankaty Advisors, LLC (“Sankaty”), and (iii) a third amendment to the Securities Purchase Agreement with Falcon and Sankaty. These amendments provide the Company with greater flexibility by adjusting the leverage ratio and fixed charge coverage ratio covenants for 2011. In addition, the amendments increase the interest rate under the GE Capital Credit Agreement by 0.25% and add a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand, including accessible borrowing availability under our revolving credit facility (as defined).

The Company accounted for the March 9, 2011 amendment as a loan modification and, accordingly, lender fees paid at closing of $0.6 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the credit facility.

As discussed in Note 13, on November 9, 2011 the Company further amended its debt agreements.

7. Segment Reporting

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

The segment results include Adjusted EBITDA for the periods indicated. As used in this report, Adjusted EBITDA means loss from continuing operations before income taxes, interest income and expense, depreciation and amortization, restructuring expense, acquisition and integration expense, loss on impairment of goodwill and other intangible assets, stock-based compensation and certain non-cash income and expense items. The non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment, a charge to cost of goods and services sold for the write-off of inventory in conjunction with the decision to exit the SES business, the loss from extinguishment and refinancing of debt, and gains and losses from changes in fair values of embedded derivatives. The Company believes that Adjusted EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-cash related charges or income.

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

	Three Months Ended September 30, 2011 (in thousands)
	HER	Penn Foster	CEP	Corporate	Total
Revenue	$33,425	$20,991	$91	$—	$54,507

Operating expense	101,181	26,057	9,828	5,468	142,534

Operating loss from continuing operations	(67,756)	(5,066)	(9,737)	(5,468)	(88,027)
Depreciation and amortization	690	3,451	542	866	5,549
Acquisition and integration expenses	—	—	—	987	987
Loss on impairment of goodwill and other intangible assets	76,668	6,800	8,352	—	91,820
Stock based compensation	—	—	—	426	426

Adjusted EBITDA	9,602	5,185	(843)	(3,189)	10,755

Total segment assets	70,787	176,953	9,952	6,879	264,571

Segment goodwill	$8,039	$100,530	$—	$—	$108,569

	Three Months Ended September 30, 2010 (in thousands)
	HER	Penn Foster	CEP	SES	Corporate	Total
Revenue	$30,675	$23,357	$—	$38	$—	$54,070

Operating expenses	23,562	24,344	821	214	8,606	57,547

Operating income (loss) from continuing operations	7,113	(987)	(821)	(176)	(8,606)	(3,477)
Depreciation and amortization	732	5,537	519	136	1,799	8,723
Restructuring	—	—	—	—	2,082	2,082
Acquisition and integration expenses	—	582	—	—	729	1,311
Stock based compensation	(9)	2	—	—	779	772
Acquisition related adjustment to revenue	—	168	—	—	—	168

Adjusted EBITDA	7,836	5,302	(302)	(40)	(3,217)	9,579

Total segment assets	136,355	212,526	21,017	—	34,285	404,183

Segment goodwill	$84,689	$102,326	$—	$—	$—	$187,015

	Nine Months Ended September 30, 2011 (in thousands)
	HER	Penn Foster	CEP	Corporate	Total
Revenue	$84,038	$69,694	$151	$—	$153,883

Operating expense	146,111	74,623	12,289	15,849	248,872

Operating loss from continuing operations	(62,073)	(4,929)	(12,138)	(15,849)	(94,989)
Depreciation and amortization	2,160	10,491	1,608	1,177	15,436
Restructuring	—	—	—	63	63
Acquisition and integration expenses	—	—	—	2,878	2,878
Loss on impairment of goodwill and other intangible assets	76,668	6,800	8,352	—	91,820
Stock based compensation	—	—	—	2,026	2,026

Adjusted EBITDA	16,755	12,362	(2,178)	(9,705)	17,234

Total segment assets	70,787	176,953	9,952	6,879	264,571

Segment goodwill	$8,039	$100,530	$—	$—	$108,569

	Nine Months Ended September 30, 2010 (in thousands)
	HER	Penn Foster	CEP	SES	Corporate	Total
Revenue	$84,023	$74,744	$—	$14,676	$—	$173,443

Operating expenses	70,509	79,463	2,959	13,383	24,448	190,762

Operating income (loss) from continuing operations	13,514	(4,719)	(2,959)	1,293	(24,448)	(17,319)
Depreciation and amortization	3,168	16,583	865	319	6,868	27,803
Restructuring	—	—	—	—	4,003	4,003
Acquisition expense	—	1,713	—	—	1,971	3,684
Stock based compensation	84	274	—	—	2,716	3,074
Acquisition related adjustment to revenue	—	854	—	—	—	854
Non-cash inventory write-off to cost of goods and services sold	—	—	—	942	—	942
Other cash expense (see reconciliation below)	—	—	—	—	(4)	(4)

Adjusted EBITDA	16,766	14,705	(2,094)	2,554	(8,894)	23,037

Total segment assets	136,355	212,526	21,017	—	34,285	404,183

Segment goodwill	$84,689	$102,326	$—	$—	$—	$187,015

Reconciliation of other expense, net to other cash expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other income (expense), net	$345	$(175)	$245	$(392)
Loss from extinguishment of bridge notes	—	178	—	1,132
(Gain) loss from change in fair value of derivatives	(492)	52	(345)	(643)
Other non-cash expense (income)	142	(55)	100	(101)

Other cash expense	$—	$—	$—	$(4)

8. Loss Per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for loss per share:
Loss from continuing operations	$(83,655)	$(8,633)	$(102,120)	$(37,152)
Earnings to common shareholders from conversion of Series E to Series D preferred stock	—	—	—	1,128
Dividends and accretion on preferred stock	(2,498)	(2,303)	(7,266)	(7,558)

Loss from continuing operations attributed to common stockholders	(86,153)	(10,936)	(109,386)	(43,582)
Loss from discontinued operations	(24)	(141)	(3)	(1,511)

Loss attributed to common stockholders	$(86,177)	$(11,077)	$(109,389)	$(45,093)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	54,967	52,120	54,345	44,639

Basic and diluted loss per share:
Loss from continuing operations	$(1.57)	$(0.21)	$(2.01)	$(0.98)
Loss from discontinued operations	—	—	—	(0.03)

Loss attributed to common shareholders	$(1.57)	$(0.21)	$(2.01)	$(1.01)

The following were excluded from the computation of diluted loss per common share because of their anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares of common stock issuable upon exercise of stock options	5,116	6,909	6,250	6,223
Weighted average shares of common stock issuable upon conversion of convertible preferred stock	25,916	23,997	25,426	14,197

	31,032	30,906	31,676	20,420

9. Restructuring

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

The following table sets forth accrual activity relating to the 2009 restructuring initiative for the nine months ended September 30, 2011 (in thousands):

	Severance and Termination Benefits	Lease Termination Costs	Total
Accrued restructuring balance at December 31, 2010	$59	$1,553	$1,612
Restructuring provision	5	58	63
Cash paid	(64)	(871)	(935)

Accrued restructuring balance at September 30, 2011	$—	$740	$740

The Company paid substantially all severance and termination benefits related to the 2009 restructuring initiative by the end of July 2011 and all lease termination costs are expected to be paid by the end of May 2012. Accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheets.

The following table sets forth accrual activity relating to the SES restructuring initiative for the nine months ended September 30, 2011 (in thousands):

	Severance and Termination Benefits	Lease Termination and Office Shut-down Costs	Total
Accrued restructuring balance at December 31, 2010	$63	$165	$228
Cash paid	(63)	(114)	(177)

Accrued restructuring balance at September 30, 2011	$—	$51	$51

The Company expects to pay all lease termination costs by the end of February 2013.

10. Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company has historically recorded deferred tax liabilities for tax-deductible goodwill and indefinite-lived assets that are not amortized for financial statement purposes, but are assessed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may exceed their fair value. During the three months ended September 30, 2011, the Company recorded a $76.7 million goodwill impairment charge, resulting in the recording of a deferred tax asset of $7.9 million for future deductible temporary differences related to goodwill. Because of the uncertainty of realizing the future benefit of this deferred tax asset, the Company recorded a full valuation allowance against the deferred tax asset created by the goodwill impairment charge. Concurrently, the Company recorded a $8.5 million tax benefit, which resulted from the full reversal of the existing deferred tax liabilities that were previously recorded for temporary differences related to the goodwill and indefinite-lived assets impaired.

For the nine months ended September 30, 2011, the Company’s effective tax rate was lower than the federal statutory rate primarily due to a tax benefit of $8.5 million related to the goodwill and indefinite-lived asset impairment charges, and secondarily due to state gross receipt based taxes in the amount of $0.2 million, income taxes for the Company’s Canadian operations in the amount of $0.3 million, foreign withholding taxes in the amount of $0.2 million, and the partial release of a reserve in the amount of $0.2 million due to the expiration of the statute of limitations. For the three and nine months ended September 30, 2010, the Company’s effective tax rate differed from the federal statutory rate primarily due to deferred tax liabilities recorded for tax-deductible goodwill and indefinite lived assets, and secondarily due to the mix of jurisdictional earnings, including state income and gross receipts based taxes, income taxes for the Company’s Canadian operations, and foreign withholding taxes.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$—			$12,834
Certificates of deposit	540			556
Liabilities:
Embedded financial derivatives			$362			$707

Activity related to our embedded financial derivatives for the period was as follows (in thousands):

Balance at beginning of period	$707
Gain realized from change in fair value	(345)

Balance at end of period	$362

Money market funds and certificates of deposit, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s senior notes and junior notes are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. During the third quarter of 2011, in light of capital restructuring efforts that were initiated, management revised certain probability assumptions including the increased likelihood that the mandatory prepayments would not be triggered after a capital restructuring. The change in fair value of the embedded derivatives was $0.5 million and $0.3 million for the three and nine months ended September 30, 2011, respectively, and was recorded as a gain in other income (expense), net in the accompanying statement of operations.

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

On July 29, 2011, Washtenaw County Employees’ Retirement System filed a securities class action complaint in the United States District Court for the District of Massachusetts against the Company, certain of its current and former officers and directors, and the underwriters in the Company’s April 2010 public offering, Civil Action 1:11-cv-11359. The complaint alleges material misstatements and omissions in the Company’s April 2010 public offering materials and other public filings and statements made during the period from March 12, 2009 through March 11, 2011. Additionally, on August 10, 2011, Eric J. Golden filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against certain of the Company’s current and former directors, Eric J. Golden v. Lowenstein, et al., Civil Action No. 11-cv-11429. The complaint alleges, among other theories, that the defendants breached their fiduciary duties by causing or allowing the Company to make material misstatements and omissions in connection with its public filings and statements during the period from March 12, 2009 through March 11, 2011. On September 27, 2011, the parties in the Golden action jointly moved to stay that litigation pending a final decision on any motion to dismiss the Washtenaw action. On September 28, 2011, the Court granted the motion to stay the Golden action. The Company believes that these complaints are without merit and plans to defend the lawsuits vigorously. The Company currently is not able to make a reasonable estimate of any liability related to this matter because of the uncertainties related to the outcome and/or the amount or range of loss.

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

The owner of Penn Foster prior to the seller (the “Previous Owner”) filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the seller, the seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of September 30, 2011.

13. Subsequent Events

Termination of NLC Venture

In November 2011, the Company and NLC agreed to terminate the NLC strategic venture discussed in Note 4, whereby the Company transferred its 49% ownership interest in Services LLC to NLC and was relieved of all future funding obligations to Services LLC and NLC, including the $10.0 million obligation for deferred acquisition payments. Under the terms of the settlement agreement, the Company was obligated at closing to make a final working capital payment of $0.5 million. The Company does not expect to recognize any gain or loss from the termination transaction in the fourth quarter of 2011. Upon consummation of the termination, the Company ceased all activities relating to strategic venture partnerships and discontinued the CEP division.

Debt Amendments

On November 9, 2011 the Company entered into (i) a second amendment to the GE Capital Credit Agreement, (ii) a fourth amendment to the Senior Subordinated Note Purchase Agreement with investment funds of Falcon Investment Advisors (“Falcon”) and Sankaty Advisors, LLC (“Sankaty”), and (iii) a fourth amendment to the Securities Purchase Agreement with Falcon and Sankaty. These amendments provide the Company with greater flexibility in maintaining covenant compliance by:

•	Waiving maximum leverage ratio covenants through March 2012, and increasing limits through the remainder of 2012;

•	Waiving minimum fixed charge coverage ratios through December 2012;

•	Lowering the minimum liquidity covenant requirement through maturity.

In addition, the amendments require the Company to maintain minimum adjusted EBITDA levels (as defined) and in June 2012, the Company will be required to maintain minimum ratios of adjusted EBITDA (as defined) to cash interest expense (as defined). The amendments also eliminate the Company’s ability to make future acquisitions and investments in strategic ventures.

The fourth amendment to the Senior Subordinated Note Purchase Agreement also increases the Company’s short-term liquidity by converting the 13.0% cash component of the Senior Subordinated Notes interest rate to a payable-in-kind feature through March 31, 2013. Specifically, the existing interest rate under the Senior Subordinated Notes of 17.5% per annum, of which 13.0% was payable quarterly in cash and 4.5% was payable quarterly in kind, is amended to 18.5% per annum, all of which is payable quarterly in kind until March 31, 2013. At that time the interest rate will resort back to 17.5% per annum, with the quarterly 13.0% cash and 4.5% payable in kind features resuming.

The fourth amendment to the Senior Subordinated Note Purchase Agreement also provides the Company with a second lien delayed draw facility whereby the Company may borrow up to $5.0 million at any time through June 30, 2012. Once utilized, the delayed draw facility will bear interest at 17.5%, payable in cash on a quarterly basis. This facility matures on March 7, 2015 and is subject to the same covenant requirements as the Senior Subordinated Notes.

To effect the above amendments, the Company paid amendment fees at closing of $1.0 million. Management is continuing to pursue opportunities to address its capital structure by evaluating and/or pursuing various alternatives including, but not limited to, raising capital through a public offering, securing additional debt financing from new or existing investors and/or raising capital through the sale of assets. If by March 31, 2012 the Company does not have commitments from new institutions, investors or other third parties that result in at least a $25.0 million repayment of the GE Capital credit facility, the Company will be obligated to pay GE Capital an additional amendment fee of approximately $0.6 million. If such commitments are not obtained by June 30, 2012, the Company will be obligated to pay an additional amendment fee of approximately $1.8 million. The additional amendment fees, if incurred, are due and payable on April 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

All statements in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by words such as “believe,” “intend,” “expect,” “may,” “could,” “would,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Because these statements reflect our current views concerning future events, these forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to demand for our products and services; our ability to compete effectively and adjust to rapidly changing market dynamics; the timing of revenue recognition from significant contracts with schools and school districts; market acceptance of our newer products and services; continued federal and state focus on assessment and remediation in K-12 education; and the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We currently operate through our Higher Education Readiness, Penn Foster and Career Education Partnerships divisions. We exited the Supplemental Educational Services business as of the end of the 2009-2010 school year and therefore did not operate under this segment beyond 2010. Additionally, in November 2011 we terminated the NLC strategic relationship and transferred our 49% ownership interest in Services LLC to NLC. Accordingly, we discontinued our Career Education Partnerships division in the fourth quarter of 2011.

Higher Education Readiness (“HER”) Division

The HER division derives the majority of its revenue from classroom-based and online test preparation courses and tutoring services. This division also receives royalties and advances from Random House for books authored by The Princeton Review. Additionally, this division receives royalties from its independent international franchisees, which provide classroom-based courses under the Princeton Review brand. The HER division accounted for 55% of our overall revenue in the nine months ended September 30, 2011.

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

Career Education Partnerships (“CEP”) Division

Upon successful termination of the NLC strategic venture in the fourth quarter of 2011, we ceased all activities relating to strategic venture partnerships and discontinued our CEP division.

Through agreements with educational institutions, the CEP division was established to provide services that assist these institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. The CEP division was established after the creation of the strategic relationship with NLC in April 2010.

Through our strategic relationship with NLC, the CEP division provided various services to NLC to support the development and launch of new programs, including bachelor degree completion and certificate programs to approximately 11.5 million members of the AFL-CIO and their families. The services provided covered a broad range of functions, including marketing, enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Revenue:
Higher Education Readiness	$33,425	$30,675	$2,750	9%
Penn Foster	20,991	23,357	(2,366)	(10)%
Career Education Partnerships	91	—	91	100%
SES	—	38	(38)	(100)%

Total revenue	54,507	54,070	437	1%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	17,987	18,298	(311)	(2)%
Selling, general and administrative	26,191	27,133	(942)	(3)%
Depreciation and amortization	5,549	8,723	(3,174)	(36)%
Restructuring	—	2,082	(2,082)	(100)%
Acquisition and integration expenses	987	1,311	(324)	(25)%
Loss on impairment of goodwill and other intangible assets	91,820	—	91,820	100%

Total operating expenses	145,534	57,547	84,987	148%
Operating loss from continuing operations	(88,027)	(3,477)	84,550	2,432%
Interest expense	(5,410)	(4,940)	470	10%
Interest income	—	9	(9)	(100)%
Other income (expense), net	345	(175)	520	297%
Benefit (provision) for income taxes	9,437	(50)	9,487	18,974%

Loss from continuing operations	$(83,655)	$(8,633)	$75,022	869%

Revenue

For the three months ended September 30, 2011, total revenue increased by $0.4 million, or 1%, to $54.5 million from $54.1 million in the three months ended September 30, 2010.

HER revenue increased by $2.8 million, or 9%, to $33.4 million from $30.7 million in the three months ended September 30, 2010. Licensing revenue increased by $5.5 million, due to $4.5 million in non-recurring, guaranteed royalty fees from Random House, Inc. under our new master publishing agreement and additional royalty earnings of $1.0 million. This increase was partially offset by a $2.2 million decrease in retail revenue due to lower enrollments in classroom products and tutoring packages, despite an increase in online revenues as we continue to market our expanding online course content. In addition, institutional revenue decreased by $0.5 million due to the loss of certain contracts in the first and second quarters of 2011, despite increases in the number of new institutional customers over the prior period.

Penn Foster revenue decreased by $2.4 million, or 10%, to $21.0 million from $23.4 million in the three months ended September 30, 2010. The decrease is primarily the result of lower enrollments in Penn Foster’s Career School during 2011, as compared to 2010, despite higher revenues per enrollment. The division is pursuing a strategy of shifting enrollment focus to a more committed student base, which we expect to translate into better retention and ultimately, higher profitability.

CEP revenue of $0.1 million for the three months ended September 30, 2011 represents fees earned in conjunction with student enrollments in summer pilot programs ending in August 2011 and fall programs of the National Labor College School of Professional Studies, beginning in September 2011.

Cost of Goods and Services Sold

For the three months ended September 30, 2011, total cost of goods and services sold decreased by $0.3 million, or 2%, to $18.0 million from $18.3 million in the three months ended September 30, 2010.

HER cost of goods and services sold increased by $0.3 million, or 3%, to $11.2 million from $10.9 million in the three months ended September 30, 2010 due primarily to the acceleration of course material shipments, as newly implemented systems allow the division to ship materials to customers upon enrollment, rather than at course commencement. Gross margin during the period for the HER division increased from 64% to 67%, primarily due to non-recurring royalty fee revenue recognized during the current period.

Penn Foster cost of goods and services sold decreased by $0.6 million, or 8%, to $6.7 million from $7.3 million in the three months ended September 30, 2010 due primarily to reduced course material costs associated with the lower enrollments. Gross margin during the period for the Penn Foster division decreased modestly from 69% to 68%.

Selling, General and Administrative Expenses

For the three months ended September 30, 2011, selling, general and administrative expenses decreased by $0.9 million, or 3%, to $26.2 million from $27.1 million in the three months ended September 30, 2010.

HER selling, general and administrative expenses increased by $0.7 million, or 6%, to $12.6 million from $11.9 million in the three months ended September 30, 2010 due primarily to the implementation of new systems during the period that resulted in temporary increases in staff levels and travel expenses.

Penn Foster selling, general and administrative expenses decreased by $1.8 million, or 17%, to $9.1 million from $10.9 million in the three months ended September 30, 2010 due primarily to reduced television advertising, lower promotional expenses and reduced headcount.

CEP selling, general and administrative expenses increased by $0.6 million, or 209%, to $0.9 million from $0.3 million in the three months ended September 30, 2010. Expenditures in the current period primarily relate to developing, marketing and promoting the programs being offered by the NLC School of Professional Studies, where expenditures in the prior period primarily related to personnel costs and professional fees associated with the establishment and startup of the NLC strategic relationship.

Corporate selling, general and administrative expenses decreased by $0.4 million, or 10%, to $3.6 million from $4.0 million in the three months ended September 30, 2010 due primarily to reduced compensation expense.

Depreciation and Amortization

For the three months ended September 30, 2011, depreciation and amortization expense decreased by $3.2 million to $5.5 million from $8.7 million in the three months ended September 30, 2010. The decrease is partially the result of $1.8 million of accelerated depreciation and amortization charges in the prior period that were not repeated in the current period. In addition, approximately $2.0 million of the decrease is attributable to certain intangible assets acquired with the Penn Foster acquisition being amortized on an accelerated basis, resulting in higher amortization in the prior period. These decreases were partially offset by $0.6 million of new depreciation associated with internally developed software from our company-wide project to replace and integrate legacy system infrastructure with Penn Foster’s financial system, which was completed in August 2011.

Restructuring

Restructuring charges of $2.1 million for the three months ended September 30, 2010 included employee severance and termination benefits and office shut-down expenses associated with our decision to exit the SES business as of the end of the 2009-2010 school year. These charges also included an increase to the lease liability for the administrative office in New York City due to the decision to exit the remaining space at this facility during the third quarter of 2010. There were no restructuring charges for the three months ended September 30, 2011.

Acquisition and integration expenses

Acquisition and integration expenses decreased by $0.3 million, or 25%, to $1.0 million from $1.3 million in the three months ended September 30, 2010. Both periods include integration costs associated with combining our legacy systems and operations with Penn Foster and the decrease is primarily due to the completion of our multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial systems in the third quarter of 2011. We do not anticipate incurring significant integration expense in future periods.

Loss on impairment of goodwill and other intangible assets

For the three months ended September 30, 2011, we recognized a loss on impairment of goodwill and other intangible assets of $91.8 million. During the period we continued to experience lower than expected profitability in the HER and Penn Foster businesses and accordingly, prepared a revised plan for 2011 and beyond that incorporated updated estimates of future demand for product offerings and projected cash flows from the implementation of new initiatives and operating strategies. These events prompted management to perform interim tests for impairment in our HER and Penn Foster reporting segments and as a result, we determined that the HER division’s goodwill was impaired by $76.7 million. In addition, we determined that the Penn Foster division’s tradename, an indefinite-lived intangible asset, was impaired by $6.8 million but that the overall estimated fair value of the Penn Foster division exceeded its carrying value and that goodwill allocated to the Penn Foster division was not impaired.

Also during the period, enrollments in fall 2011 programs that drive fees earned by the NLC strategic venture in our CEP division were less than anticipated. In addition, we terminated the NLC strategic venture in November 2011. Accordingly, we performed an asset recoverability test on the CEP division long-lived assets, primarily consisting of the NLC license intangible asset, and determined that it was impaired by $8.4 million.

Interest expense

Interest expense increased by $0.5 million, or 10%, to $5.4 million from $4.9 million in the three months ended September 30, 2010 primarily as a result of increases in interest under our credit facility due to increased borrowing levels and increases in interest under our senior subordinated and junior subordinated notes due to compounded pay-in-kind interest.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2011 primarily consists of income recognized from the change in fair value of our embedded derivatives. Other income (expense), net for the three months ended September 30, 2010 primarily consisted of a charge of $0.2 million related to fees and expenses associated with the refinancing of the credit facility with GE in August 2010.

Provision for Income Taxes

For the three months ended September 30, 2011, we recorded a benefit for income taxes of $9.4 million, compared to a provision for income taxes of $0.1 million in the prior period. The benefit during the current period was primarily due to the impairment of tax-deductible goodwill and indefinite-lived assets in our HER and Penn Foster divisions and the corresponding reversal of the deferred tax liability that had been recorded for these assets.

Comparison of Nine Months Ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Revenue:
Higher Education Readiness	$84,038	$84,023	$15	—
Penn Foster	69,694	74,744	(5,050)	(7)%
Career Education Partnerships	151	—	151	100%
SES	—	14,676	(14,676)	(100)%

Total revenue	153,883	173,443	(19,560)	(11)%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	53,044	62,719	(9,675)	(15)%
Selling, general and administrative	85,631	92,553	(6,922)	(7)%
Depreciation and amortization	15,436	27,803	(12,367)	(44)%
Restructuring	63	4,003	(3,940)	(98)%
Acquisition and integration expenses	2,878	3,684	(806)	(22)%
Loss on impairment of goodwill and other intangible assets	91,820	—	91,820	100%

Total operating expenses	248,872	190,762	58,110	30%
Operating loss from continuing operations	(94,989)	(17,319)	77,670	448%
Interest expense	(15,635)	(16,678)	(1,043)	(6)%
Interest income	—	23	(23)	(100)%
Other income (expense), net	245	(392)	637	163%
Benefit (provision) for income taxes	8,259	(2,786)	11,045	396%

Loss from continuing operations	$(102,120)	$(37,152)	$64,968	175%

Revenue

For the nine months ended September 30, 2011, total revenue decreased by $19.6 million, or 11%, to $153.9 million from $173.4 million in the nine months ended September 30, 2010. Excluding the impact of the former SES Services business, total revenue decreased by $4.9 million, or 3%, to $153.9 million from $158.8 million.

HER revenue remained flat for both periods at $84.0 million. Licensing revenue increased by $6.2 million, primarily due to non-recurring royalty fees, including $4.5 million of guaranteed royalty advance payments from Random House, Inc. under our new master publishing agreement. This increase was partially offset by a $4.8 million decrease in retail revenue due primarily to lower enrollments despite a consumer shift towards our premium-priced products and growth in our online revenue as we continue to market our expanding online course content. In addition, institutional revenue decreased by approximately $1.4 million due to the loss of certain contracts in the first and second quarters of 2011, despite increases in the number of new institutional customers over the prior period.

Penn Foster revenue decreased by $5.1 million, or 7%, to $69.7 million from $74.7 million in the nine months ended September 30, 2010. The decrease is primarily the result of lower enrollments in Penn Foster’s

Career School during 2011, as compared to 2010, despite higher revenues per enrollment. The division is pursuing a strategy of shifting enrollment focus to a more committed student base, which we expect to translate into better retention and ultimately, higher profitability.

CEP revenue of $0.2 million for the nine months ended September 30, 2011 represents fees earned in conjunction with student enrollments in spring and summer pilot programs ending in August 2011 and fall programs of the National Labor College School of Professional Studies, beginning in September 2011.

SES Services revenues of approximately $14.7 million for the nine months ended September 30, 2010 consisted of fees earned for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Cost of Goods and Services Sold

For the nine months ended September 30, 2011, total cost of goods and services sold decreased by $9.7 million, or 15%, to $53.0 million from $62.7 million in the nine months ended September 30, 2010. Excluding the impact of the former SES Services business, total cost of goods and services sold decreased by $2.2 million, or 4%, to $53.0 million from $55.2 million.

HER cost of goods and services sold decreased by $1.1 million, or 4%, to $30.6 million from $31.7 million in the nine months ended September 30, 2010 due primarily to a shift in course mix, resulting in lower teacher pay, partially offset by higher material costs from the acceleration of course material shipments, as newly implemented systems allow the division to ship materials to customers upon enrollment, rather than at course commencement. Gross margin during the period for the HER division increased from 62% to 64%, primarily due to non-recurring royalty fee revenue recognized during the current period.

Penn Foster cost of goods and services sold decreased by $1.0 million, or 4%, to $22.5 million from $23.5 million in the nine months ended September 30, 2010 due primarily to reduced course material costs associated with the lower enrollments. Gross margin during the period for the Penn Foster division decreased modestly from 69% to 68%.

SES Services cost of goods and services sold of $7.5 million for the nine months ended September 30, 2010 consisted of teacher compensation and course costs incurred for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2011, selling, general and administrative expenses decreased by $6.9 million, or 7%, to $85.6 million from $92.6 million in the nine months ended September 30, 2010. Excluding the impact of the former SES Services business, total selling, general and administrative expenses decreased by $1.4 million or 2%, to $85.6 million from $87.0 million.

HER selling, general and administrative expenses increased by $1.1 million or 3%, to $36.8 million from $35.7 million in the nine months ended September 30, 2010 due primarily to new call center resources and travel expenses associated with expanded sales efforts combined with the third quarter implementation of new systems that resulted in temporary increases in staff levels and travel expenses.

Penn Foster selling, general and administrative expenses decreased by $2.8 million or 7%, to $34.8 million from $37.6 million in the nine months ended September 30, 2010 due primarily to lower advertising and promotional expenses and reduced headcount.

CEP selling, general and administrative expenses increased by $0.2 million, or 11%, to $2.3 million from $2.1 million in the nine months ended September 30, 2010. Expenditures in the current period primarily relate to developing, marketing and promoting the programs being offered by the NLC School of Professional Studies, where expenditures in the prior period primarily related to personnel costs and professional fees associated with the establishment and formation of the NLC strategic relationship.

SES Services selling, general and administrative expenses of $5.5 million for the nine months ended September 30, 2010 consisted of compensation, travel and office expenditures associated with supporting the SES business. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Corporate selling, general and administrative expenses increased by $0.1 million, or 1%, to $11.7 million from $11.6 million in the nine months ended September 30, 2010. Increases in professional fees were partially offset by reductions in compensation.

Depreciation and Amortization

For the nine months ended September 30, 2011, depreciation and amortization expense decreased by $12.4 million to $15.4 million from $27.8 million in the nine months ended September 30, 2010. The decrease is partially the result of $6.1 million of accelerated depreciation and amortization charges in the prior period that were not repeated in the current period. In addition, during the prior period we changed our estimated useful lives for certain fixed assets, resulting in additional depreciation and amortization expense for that period of $1.6 million. Also, approximately $6.0 million of the decrease is attributable to certain intangible assets acquired with the Penn Foster acquisition being amortized on an accelerated basis, resulting in higher amortization in the prior period. These decreases were partially offset by an increase of $0.7 million relating to a license acquired in conjunction with the NLC strategic venture in April 2010 and $0.6 million of new depreciation associated with internally developed software from our company-wide project to replace and integrate legacy system infrastructure with Penn Foster’s financial system, which was completed in August 2011.

Restructuring

Restructuring charges decreased by $3.9 million, or 98%, to $0.06 million from $4.0 million in the nine months ended September 30, 2010. The restructuring charges for the nine months ended September 30, 2011 primarily consist of an adjustment to the liability for the remaining contractual payments for our former administrative office in New York City, as we consummated an agreement to terminate the lease effective March 31, 2011.

The restructuring charges for the nine months ended September 30, 2010 included severance and termination benefits related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania, and lease termination charges associated with the closure of our administrative office in New York City. The charges also included employee severance and termination benefits and office shut-down expenses associated with our decision to exit the SES business as of the end of the 2009-2010 school year.

Acquisition and integration expenses

Acquisition and integration expenses decreased by $0.8 million, or 22%, to $2.9 million from $3.7 million in the nine months ended September 30, 2010. Accounting and advisory fees incurred in the prior period relating to the acquisition and audit of Penn Foster were not incurred during the current period, while both periods include integration costs associated with combining our legacy systems and operations with Penn Foster. Our multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial systems was essentially completed during the third quarter of 2011, and we do not anticipate incurring significant integration expense in future periods.

Loss on impairment of goodwill and other intangible assets

For the three months ended September 30, 2011, we recognized a loss on impairment of goodwill and other intangible assets of $91.8 million. During the period we continued to experience lower than expected profitability in the HER and Penn Foster businesses and accordingly, prepared a revised plan for 2011 and beyond that incorporated updated estimates of future demand for product offerings and projected cash flows from the implementation of new initiatives and operating strategies. These events prompted management to perform interim tests for impairment in our HER and Penn Foster reporting segments and as a result, we determined that the HER division’s goodwill was impaired by $76.7 million. In addition, we determined that the Penn Foster division’s tradename, an indefinite-lived intangible asset, was impaired by $6.8 million but that the overall estimated fair value of the Penn Foster division exceeded its carrying value and that goodwill allocated to the Penn Foster division was not impaired.

Also during the period, enrollments in fall 2011 programs that drive fees earned by the NLC strategic venture in our CEP division were less than anticipated. In addition, we terminated the NLC strategic venture in November 2011. Accordingly, we performed an asset recoverability test on the CEP division long-lived assets, primarily consisting of the NLC license intangible asset, and determined that it was impaired by $8.4 million.

Interest expense

For the nine months ended September 30, 2011, interest expense decreased by $1.0 million, to $15.6 million from $16.7 million in the nine months ended September 30, 2010. A decrease of $2.3 million associated with the repayment of our bridge notes in April 2010 was partially offset by increases in interest under our credit facility due to increased borrowing levels and increases in interest under our senior subordinated and junior subordinated notes due to compounded pay-in-kind interest.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2011 primarily consists of income recognized from the change in fair value of our embedded derivatives partially offset by expense attributed to the expiration of certain tax indemnifications relating to uncertain tax positions from periods prior to the acquisition of Penn Foster. Other income (expense), net for the nine months ended September 30, 2010 primarily consists of a charge of $0.9 million related to fees and the write-off of unamortized debt issuance costs and a charge of $0.2 million related to fees and expense associated with the refinancing of our credit facility with GE in August 2010. These charges were offset by $0.6 million of income recognized from the change in fair value of our embedded derivatives and income attributed to certain tax indemnifications relating to uncertain tax positions from periods prior to the acquisition of Penn Foster.

Provision for Income Taxes

For the nine months ended September 30, 2011, we recorded a benefit for income taxes of $8.3 million, compared to a provision for income taxes of $2.8 million in the prior period. The benefit during the current period was primarily due to the impairment of tax-deductible goodwill and indefinite-lived assets in our HER and Penn Foster divisions and the corresponding reversal of the deferred tax liability that had been recorded for these assets.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity during the nine months ended September 30, 2011 were cash and cash equivalents on hand, cash flow generated from operations, borrowings under our revolving credit facility and proceeds from the sale of our community college business, a discontinued operation. Our primary uses of cash during the nine months ended September 30, 2011 were capital expenditures, investments in the NLC strategic venture, scheduled repayments of our term loan credit facility and repayments of borrowings under our revolving credit facility. At September 30, 2011 we had $3.8 million of cash and cash equivalents and $6.4 million of accessible borrowing availability under our $12.5 million revolving credit facility. The undrawn balance on the revolving credit facility was $11.1 million, but our financial maintenance covenants limited accessible borrowing to $6.4 million. In addition, in September 2009 we filed a registration statement on Form S-3 with the SEC utilizing a shelf registration process whereby we may from time to time offer and sell common stock, preferred stock, warrants or units, or any combination of these securities, in one or more offerings up to a total amount of $75.0 million. In April 2010, we sold 16.1 million shares of common stock through this shelf registration process for a public offering price of $48.3 million (before underwriting discounts and commissions).

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

During the nine months ended September 30, 2011, we have experienced lower than expected profitability in the HER and Penn Foster businesses and a higher than expected rate of cash expenditures in the CEP ventures. As a result, our near term liquidity was negatively impacted. However, in light of the events that occurred in November 2011 as described below, we believe that cash and cash equivalents on hand, cash generated from operations and borrowings under the available credit facilities will provide sufficient liquidity to fund our operations and maintain compliance with our various debt covenants for the next twelve months.

In November 2011, we terminated the NLC strategic venture, relieving us from future funding obligations to the venture and NLC, including the $10.0 million obligation for deferred acquisition payments.

In November 2011, we also amended our existing debt agreements. The amendments provide us with greater flexibility in maintaining covenant compliance by waiving maximum leverage ratio covenants through March 2012, and increasing leverage ratio limits through the remainder of 2012. The amendments also waive minimum fixed charge coverage ratios through December 2012 and lower a minimum liquidity covenant requirement through maturity. Additionally, the amendments require us to maintain minimum adjusted EBITDA levels (as defined) and in June 2012, we will be required to maintain minimum ratios of adjusted EBITDA (as defined) to cash interest expense (as defined). Our ability to generate sufficient operating income and positive cash flows from operations to maintain compliance under our debt agreements is dependent on our future financial performance, which is subject to many factors beyond our control as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

The amendment of our Senior Subordinated Note Purchase Agreement with investment funds of Falcon Investment Advisors and Sankaty Advisors, LLC in November 2011 also increases our short-term liquidity by converting the 13.0% cash component of the Senior Subordinated Notes interest rate to a payable-in-kind feature through March 31, 2013. Specifically, the existing interest rate under the Senior Subordinated Notes of 17.5% per annum, of which 13.0% was payable quarterly in cash and 4.5% was payable quarterly in kind, is amended to 18.5% per annum, all of which is payable quarterly in kind until March 31, 2013. At that time the interest rate will resort back to 17.5% per annum, with the quarterly 13.0% cash and 4.5% payable in kind features resuming.

The fourth amendment to the Senior Subordinated Note Purchase Agreement also provides us with a second lien delayed draw facility whereby we may borrow up to $5.0 million at any time through June 30, 2012. Once utilized, the delayed draw facility will bear interest at 17.5%, payable in cash on a quarterly basis. This facility matures on March 7, 2015 and is subject to the same covenant requirements as the Senior Subordinated Notes.

Management continues to take actions to increase profitability and liquidity by improving operating efficiencies and sales execution in both the HER and Penn Foster divisions. In addition, management continues to pursue opportunities to address its capital structure in the near term by evaluating and/or pursuing various alternatives including, but not limited to, raising capital through a public offering, securing additional debt financing from new or existing investors and/or raising capital through the sale of assets. If by March 31, 2012 we do not have commitments from new institutions, investors or other third parties that result in at least a $25.0 million repayment of the GE Capital credit facility, we will be obligated to pay GE Capital a fee of approximately $0.6 million. If such commitments are not obtained by June 30, 2012, we will be obligated to pay an additional fee of approximately $1.8 million. These additional fees, if incurred, are due and payable on April 1, 2013.

Sources and Uses of Cash Flows

Cash flows provided by operating activities from continuing operations for the nine months ended September 30, 2011 were $5.8 million as compared to $9.6 million for the nine months ended September 30, 2010. The decrease was primarily the result of reduced profitability in our HER and Penn Foster divisions and the loss of operating cash flow from the former SES Services business, partially offset by lower cash interest payments from the April 2010 elimination of the bridge notes.

Cash flows used for investing activities from continuing operations during the nine months ended September 30, 2011 were $14.0 million as compared to $18.0 million used during the comparable period in 2010. The decrease was primarily due to lower capital expenditures and a Penn Foster post-closing working capital payment in 2010 that was not repeated in the current period. These decreases were partially offset by an increase in payments to NLC under our obligation for the acquisition of the NLC license in 2010.

Cash flows used for financing activities for the nine months ended September 30, 2011 were $4.2 million as compared to $28.3 million provided by financing activities for the nine months ended September 30, 2010. Cash used for financing activities in 2011 includes $4.5 million in scheduled principal payments under our term loan credit facility and an amendment fee of $0.6 million paid to lenders for the March 2011 debt amendments. We also borrowed $9.0 million and repaid $8.0 million under our revolving credit facility during the second and third quarters of 2011. Cash provided by financing activities in 2010 primarily consisted of $20.3 million in net proceeds from incremental term loan borrowings under our refinanced credit facility in August 2010, $44.3 million in net proceeds from the issuance of 16.1 million shares of common stock in April 2010 and $9.5 million in net proceeds from the issuance of Series E Preferred Stock in March 2010, offset by the $40.8 million repayment of the bridge notes in April 2010, $3.5 million in scheduled principal payments under our original and amended term loan credit facilities, $1.0 million of cash paid for debt issuance costs and $0.4 million of cash paid for capital leases and notes payables.

Cash flows provided by discontinued operations for the nine months ended September 30, 2011 were $1.4 million as compared to $1.2 million used for discontinued operations for the nine months ended September 30, 2010. Cash provided by discontinued operations in 2011 included $3.0 million of net cash proceeds from the sale of our community college business in May 2011, partially offset by cash expended to fund the community college operations and capital expenditures prior to the sale and cash expended for rent (net of sublease receipts) and real estate tax payments on the former K-12 Services facility in New York City. Cash used in discontinued operations in 2010 included startup expenditures to establish the community college business and rent (net of sublease receipts) and real estate tax payments on the former K-12 Services facility in New York City.

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

We are exposed to interest rate risk as a result of the outstanding debt under our credit facilities, which bear interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At September 30, 2011 our total outstanding term loan balance under the credit facilities exposed to variable interest rates was $52.5 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $0.4 million. We do not carry any other variable interest rate debt.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, the Company completed its multi-year company-wide effort to replace HER system infrastructure and integrate it with Penn Foster’s financial system. Other than this, there have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 29, 2011, Washtenaw County Employees’ Retirement System filed a securities class action complaint in the United States District Court for the District of Massachusetts against the Company, certain of its current and former officers and directors, and the underwriters in the Company’s April 2010 public offering, Civil Action 1:11-cv-11359. The complaint alleges material misstatements and omissions in the Company’s April 2010 public offering materials and other public filings and statements made during the period from March 12, 2009 through March 11, 2011. Additionally, on August 10, 2011, Eric J. Golden filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against certain of the Company’s current and former directors, Eric J. Golden v. Lowenstein, et al., Civil Action No. 11-cv-11429. The complaint alleges, among other theories, that the defendants breached their fiduciary duties by causing or allowing the Company to make material misstatements and omissions in connection with its public filings and statements during the period from March 12, 2009 through March 11, 2011. On September 27, 2011, the parties in the Golden action jointly moved to stay that litigation pending a final decision on any motion to dismiss the Washtenaw action. On September 28, 2011, the Court granted the motion to stay the Golden action. The Company believes that these complaints are without merit and plans to defend the lawsuits vigorously.

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

We must meet NASDAQ’s continuing listing requirements for our common stock to remain listed on the NASDAQ Capital Market. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share (the “Minimum Price”). Our minimum closing bid price per share fell below $1.00 for a period of 30 consecutive trading days during the first quarter of 2011. As a result, we received a deficiency letter from NASDAQ stating that the Company no longer meets the Minimum Price requirement for continued listing and that it is granted a 180-day grace period in which to achieve the Minimum Price. In October 2011, the Company received an additional 180-day grace period in connection with transferring its listing from the NASDAQ Global Market to the NASDAQ Capital Market. If the Company does not achieve the Minimum Price and regain compliance within this additional 180-day grace period afforded by NASDAQ, the Company’s shares of common stock could be delisted.

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

We have issued restricted stock units to certain of our employees under the terms of our 2000 Stock Incentive Plan, as amended, or outside of such plan. On the date that these restricted stock units vest, we withhold, via a net exercise provision pursuant to the applicable restricted stock unit agreements, a number of vested shares with a value (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. In the third quarter of 2011 we withheld an aggregate of 6,950 shares of common stock at prices from $0.17 to $0.18 per share. Upon their withholding, these shares are retired to treasury stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Master Publishing Agreement between The Princeton Review, Inc. and Random House, Inc., dated July 18, 2011(filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRINCETON REVIEW, INC.

By:	/S/ JOHN M. CONNOLLY
John M. Connolly President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ CHRISTIAN G. KASPER
Christian G. Kasper Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 9, 2011

Exhibit Index

Exhibit Number	Description

10.1	Master Publishing Agreement between The Princeton Review, Inc. and Random House, Inc., dated July 18, 2011(filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

31.1	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.