Form 10-K
period 2011-12-31
PRINCETON REVIEW INC
filed 2012-04-16
CIK 1113668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32469

THE PRINCETON REVIEW, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3727603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Speen Street Framingham, Massachusetts	01701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 663-5050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The OTC Markets

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on June 30, 2011, as reported by the NASDAQ Global Market, was approximately $10.2 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 56,392,010 shares of $0.01 par value common stock outstanding at March 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

In this Annual Report, unless the context indicates otherwise, “The Princeton Review,” the “Company,” “we,” “us” and “our” refer to The Princeton Review, Inc. and its subsidiaries and predecessors. The term “common stock” means our common stock, par value $0.01 per share.

Item 1.	Business

On March 26, 2012, we entered into an Asset Purchase Agreement (the “Agreement”) with an affiliate of Charlesbank Capital Partners (“Buyer”) pursuant to which, upon the terms and subject to the conditions set forth in the Agreement, we will sell, and Buyer will buy, substantially all of the assets of our Higher Education Readiness (“HER”) division, including the name and brand of The Princeton Review. The consideration for the sale of the HER division will be $33.0 million in cash, plus the assumption of $12.0 million in net working capital liabilities. The purchase price will be adjusted to account for any variance from the target working capital level. We expect to use the net proceeds from the sale to repay obligations outstanding under our senior credit facilities with General Electric Capital Corporation. Upon consummation of the transaction, the Company will serve as a holding company for the Penn Foster division, will cease to be known as The Princeton Review and will formally adopt a new, to be determined, corporate name.

The information presented below describes our business as it existed on and prior to December 31, 2011.

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

At the end of the 2009-2010 school year ending in June 2010, we exited the Supplemental Educational Services (“SES”) business which provided tutoring and supplemental educational services under the No Child Left Behind Act of 2001. On March 12, 2009, we completed the sale of substantially all the assets of our K-12 Services division to CORE Education and Consulting Solutions, Inc. pursuant to an Asset Purchase Agreement dated as of December 27, 2008. Our K-12 Services division provided a range of services to K-12 schools and school districts to help primary and secondary school students and teachers measurably improve academic performance. The accompanying consolidated financial statements reflect the K-12 Services division as a discontinued operation.

Through November 2011 the Company operated through the following three divisions:

•

The Higher Education Readiness (“HER”) division (formerly known as the Test Preparation Services division) provides in-person, and online test preparation courses, including classroom-based and small group instruction and individual tutoring in test preparation and academic subjects. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand as well as from the sale of more than 185 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand sold primarily through Random House, Inc. (“Random House”).

•

The Penn Foster division, acquired in December 2009, is the oldest and one of the largest distance career schools in the world, generating over 125,000 new enrollments annually. Penn Foster provides regionally and nationally accredited, career-focused, online degree and vocational programs in the US, Canada and over 150 other countries around the world.

•

The Career Education Partnerships (“CEP”) division entered into strategic relationships with institutions of higher education to enhance those institutions’ ability to provide high quality, affordable online courses and programs to students. In 2011, the CEP division had two such strategic relationships. The first, with the National Labor College (“NLC”), involved an entity jointly owned by the Company and NLC which supported the School of Professional Studies at NLC by offering bachelor degree completion programs to the AFL-CIO’s 11.5 million members and working adults in their families. The second, with Bristol Community College (“BCC”), was a collaboration in which the Company provided capital, facilities and other assistance to BCC to enable BCC to create and sustain a new allied health care initiative, greatly expanding its capacity to educate aspiring healthcare workers and give them a quicker path to careers in health care. To focus on our core business, on May 6, 2011 we divested the Community College Partnerships business through a sale of substantially all of its assets and on November 4, 2011 we executed a Separation Agreement to terminate our joint venture with the NLC. Accordingly, the accompanying consolidated financial statements reflect the CEP division as a discontinued operation.

As of December 31, 2011, we operate through our remaining two divisions: HER and Penn Foster.

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

Higher Education Readiness (“HER”) Division

The HER division provides test preparation and other college readiness services to students taking the following major U.S. standardized tests:

SAT (Scholastic Aptitude Test)	DAT (Dental Admission Test)
GMAT (Graduate Management Admissions Test)	OAT (Optometry Admission Test)
GRE (Graduate Record Examination)	ACT (American College Test)
TOEFL (Test of English as a Foreign Language)	PSAT (Preliminary Scholastic Aptitude Test)
USMLE (United States Medical Licensing Examination)	SAT Subject Tests (Scholastic Aptitude Subject Test)
LSAT (Law School Admissions Test)	SSAT (Secondary School Admission Test)
MCAT (Medical College Admissions Test)	ISEE (Independent School Entrance Exam)
AP Exams (Advance Placement Exam)

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

Online Course Offerings

Our online programs are fully interactive and are particularly attractive to students who want the flexibility to prepare at any time of the day or night and on short notice. The online programs are designed for use by all of our classroom-based and tutoring students as well. Students may take tests or simply do extra work online on their own schedule. We offer a suite of online products, with a range of content options, which may be used to augment classroom courses or private tutoring or may be used instead of those offerings, including private tutoring programs delivered online. Our online tools have enriched all of our products while providing more flexibility by offering all Princeton Review students the ability to choose their best and most convenient way of learning as they progress through our programs.

School-Based Offerings

In addition to offering our standardized test preparation programs to individual students, we also offer our SAT, SAT Subject Test and ACT test preparation and college readiness services to individual schools and school districts throughout the United States. The Princeton Review works with hundreds of such institutional clients to provide test preparation and college readiness services to their students. These clients range from remote private schools to large urban school districts and other sponsoring non-educational organizations. Our institutional programs are custom-designed to meet the needs of these institutional clients and their students. Using similar materials and techniques, our teachers and, occasionally, district teachers trained by our instructors, deliver test preparation, remediation and enrichment programs to districts of all demographics. We also offer extensive testing and professional development services to teachers.

Test Preparation & Admissions Publications and Software

Examples of our books and educational software products include the following:

Cracking the SAT	Cracking the AP Calculus	Anatomy Coloring Book
Cracking the GMAT	Cracking the AP Chemistry	Essential SAT Vocabulary Flashcards
Cracking the LSAT	Cracking the AP US History	Essential TOEFL Vocabulary Flashcards
Cracking the GRE	Cracking the AP European History	Cracking the Praxis
WordSmart	Cracking the GED	Cracking the ASVAB
MathSmart	Math Workout for the GMAT	Crash Course for the SAT
GrammarSmart	Verbal Workout for the GMAT	Crash Course for the GRE
MCAT Biology Review	MCAT General Chemistry Review	MCAT Organic Chemistry Review
MCAT Physics and Math Review	MCAT Verbal Reasoning & Review
Cracking the CAHSEE (California)	Math Smart Junior	Word Smart Junior

The Princeton Review: Cracking the SAT, ACT, GMAT, LSAT & GRE 2011 with DVD Editions

The Princeton Review: The Best 376 Colleges, Best 300 Business Schools, Best 172 Law Schools, Best 168 Medical Schools

We also have an SAT application for the Apple® iPad® where students can input their goal scores and receive an assessment of their SAT skills based on their completion of 45 questions. In addition, we have popular mobile phone applications focused on vocabulary building, including two volumes of SAT Vocab Challenge and a GRE Vocab Challenge.

Franchised International Test Prep Operations

Historically, our classroom-based test preparation courses and tutoring services in North America had been delivered through Company-operated locations and through our independent franchisees, and our services in the rest of the world had been delivered solely through independent franchisees. Over the past several years, we completed a number of acquisitions of businesses operated by our former domestic franchisees, and in 2008 we acquired all of our remaining independent franchises in North America. As a result, our international operations are our only operations conducted through independent franchisees, and total revenue from our independent international franchisees is less than 1% of our total 2011 revenue. Our franchisees provide test preparation courses and tutoring services under the Princeton Review brand within a specified territory, in accordance with franchise agreements with us. Our franchisees pay us a royalty based on their cash receipts collected under the Princeton Review name. Certain franchisees also pay a fee for use by their students of our online course tools. Our franchisees also purchase our course materials, which they use in conducting their course and tutoring programs. Our franchisees do not provide Princeton Review online courses.

As of December 31, 2011, the Company had agreements with 16 independent franchisees to operate Company franchise businesses in the following 18 countries outside of the United States: Bahrain, Egypt, India, Jordan, Kuwait, Malaysia, Mexico, Northern Cyprus, Oman, People’s Republic of China, Qatar, Saudi Arabia, South Korea, Syria, Taiwan, Thailand, Turkey and the United Arab Emirates. In the spring of 2011, we terminated our franchisee in Pakistan for default under its Franchise Agreement and in January 2012 we formally terminated our relationship with our Syria franchisee. In addition, our Israeli franchisee chose not to renew its territorial rights and ceased its franchisee business in June 2011.

Sales and Marketing

We believe that the majority of our students and their parents choose our test preparation programs based on the strength of our brand and recommendations of other students, parents, teachers and counselors. We also build awareness of our brand and promote our products through our retail locations, national events and conferences, and relationships with other companies that publish and distribute our products, including Random House, which publishes and distributes the books we author. Nationally, we use the Internet, including search engine marketing, email campaigns, electronic media, and our website at PrincetonReview.com, and direct mail to market our products and services to students and parents. These efforts drive enrollment and provide overall brand awareness. We pursue enrollment partnerships with large student groups and corporations that send a large number of students to college and graduate school. Through these relationships we receive preferential marketing exposure and qualified prospects. A robust national event and conference schedule, executed at a local level, rounds out our lead generation efforts. Locally, our retail sites manage the day-to-day execution of our marketing campaigns. Local sites augment our national efforts with highly targeted activities (advertisements in local school newspapers, distribution of posters and flyers in high traffic areas, and sponsorship of school activities) that serve to fill their course schedules and prospect pipelines. Virtually every employee in our regional offices is part of the sales force. They, along with our contact center representatives, counsel students and parents regarding specific program features and benefits across the entire suite of products. Educators remain one of the most important influencers of test preparation. As such, we devote considerable efforts to building positive relationships with schools. We have a sales team that specifically targets educational institutions and works directly with school administrators to develop programs that meet the unique needs of their students and families.

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

•

Continuing to provide high quality learning by continually updating and enhancing our test preparation materials and our teaching methods; ensuring that our designated personnel take virtually every major standardized test for which we offer courses, so that our techniques and materials remain progressive;

•	Performing quantitative and qualitative research into the preferences and needs of our customers; and

•	Regularly soliciting and reviewing feedback from students taking our programs.

Overall, we seek to provide a complementary mix of live and online offerings from which students can choose to best fit their needs and achieve their goals.

Competition

The markets for college readiness services are highly competitive. Our HER division faces competition in standardized test preparation primarily from one other established national company, Kaplan, Inc., a division of The Washington Post Company. We also face competition from many local and regional companies that provide test preparation, career counseling and application assistance to students. For example, we estimate that a majority of pre-college test preparation services are performed by these local and regional providers and other companies who service this fragmented market, even though each of these competitors individually has a smaller market share than us. Finally, we face competition from new and emerging web-based providers of test preparation and admissions counseling services that reach a national audience and operate with limited overhead costs, allowing them to aggressively compete in pricing.

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

Penn Foster Division

The Penn Foster Acquisition

In December 2009, we acquired Penn Foster Education Group, the oldest and one of the largest online education companies in the United States, for an aggregate cash purchase price of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing, and $0.5 million paid in March 2010. We financed the acquisition by borrowing $157.3 million and issuing an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock.

Penn Foster offers academic programs through three primary educational institutions—Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. All course materials and supplies are mailed to students and are available online (except third-party textbooks). Students are given access to a personal homepage from which they can access online study guides, take exams, submit assignments, view financial standing, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

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

Examples of Penn Foster Career School program offerings include the following:

Medical Coding & Billing	Electrician	Floral Design
Pharmacy Technician	HVAC Technician	Interior Decorator
Medical Transcriptionist	Dental Assistant	Certified Personal Trainer
Veterinary Assistant	Fitness & Nutrition	Child Day Care Management
Medical Administrative Assistant	Physical Therapy Aide

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

Each year, more than 8,000 students earn their high school diplomas through Penn Foster High School. The program requires completion of 21.5 credits for graduation, with each credit equivalent to 120 hours of coursework. Requirements include 16 credits in core academic subjects and five elective credits in disciplines chosen by the student and his or her counselor.

Examples of the more than 105 Penn Foster High School course offerings include the following:

English Literature	AP Biology	Web Design
Algebra	AP English	Child Day Care
World History	AP Micro Economics	Veterinary Assistant
Chemistry	AP Psychology	Medical Terminology

Sales and Marketing

Penn Foster’s marketing and enrollment activities are managed in-house through an enrollment and student services infrastructure that integrates Penn Foster’s lead generation and marketing capabilities with an on-site, state-of-the-art call center, a proprietary learning management system, curriculum development capabilities and robust Customer Relationship Management (CRM) technology. The Foster Engine generates and manages approximately 1.2 million leads annually. Penn Foster maintains the capabilities of a full service advertising agency and markets to prospective students through various channels, including Internet, television, print and direct mail. Advertising campaigns direct potential students to the Penn Foster web site or to our CRM center, which provides enrollment, student and retention services. The CRM center is equipped with a 283-seat call center with state-of-the-art communications, scripting and enrollment technology.

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

Career Education Partnerships (“CEP”) Division

Until November 2011, the CEP division provided services through strategic relationships with institutions of higher education to expand enrollment capacities, develop, market and launch new educational programs, and support various technical, operational and financial activities associated with the educational initiatives.

NLC Strategic Relationship

Through our strategic relationship with NLC initiated in 2010, the CEP division provided various services to NLC to support the development and launch of new programs, including bachelor degree completion and certificate programs, to approximately 11.5 million members of the AFL-CIO and their families. The provided services covered a broad range of functions, including marketing, enrollment support, technical support for the development of online courses, technical support for faculty and students and student billing and related services.

In the Spring of 2011 the first of three programs of NLC’s newly constituted School of Professional Studies developed as a result of the strategic relationship commenced, offering fully online bachelor’s degree completion programs in Construction Management, Emergency Readiness and Response Management and Business Administration. These programs were specifically geared for members of various unions to advance in their current jobs or move into growth areas for new jobs.

Our strategic relationship with NLC was in the form of a limited liability company called NLC-TPR Services, LLC (“Services LLC”) which was owned 49% by the Company and 51% by NLC. Services LLC was governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. These agreements required the Company to provide substantially all of the initial capital contributions and, to the extent of those contributions, absorb all of the losses of Services LLC.

As a result of our decision to place renewed focus on our core business, on November 4, 2011 we entered into an agreement with NLC pursuant to which the parties agreed to separate their respective business interests and terminate the NLC strategic relationship, thereby relieving us of the obligation to fund additional capital contributions.

BCC Collaboration

Under our collaboration with BCC (the “Collaboration”), the CEP division provided program funding, facility procurement and management services as well as certain other services to BCC to enable BCC to offer a new allied health care initiative called eHealth Careers. The Collaboration enabled BCC to expand its allied health care program offerings, providing students a faster track to obtain health care degrees, in newer facilities and made use of more online and “hybrid” (partially on-line) courses in return for a higher level of tuition and fees than BCC’s normal health care degree programs. The eHealth Careers program consisted of programs to train students for careers in such fields as medical coding, phlebotomy, therapeutic massage, complementary healthcare and EMT services,

Under the Collaboration we funded all capital and operating expenditures of the health care initiative including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the BCC Collaboration and expenses incurred by BCC in the administration and operation of BCC Collaboration course programs. In exchange for these services, BCC compensated us through reimbursement of all costs incurred in connection with the BCC Collaboration plus a services fee, to the extent of revenues collected for the BCC Collaboration course programs.

On May 6, 2011, the Company divested its interest in its Community College Partnerships business, including the BCC Collaboration, through a sale of substantially all of the assets used exclusively in connection with the Community College Partnerships business.

Acquisitions and Dispositions

On November 4, 2011, we entered into an agreement (the “Separation Agreement”) by and among NLC, NLC-TPR Services, LLC (“Services LLC” and together with NLC, the “NLC Parties”), and the Company under which the parties agreed to separate their respective business interests and terminate the existing business relationships between us and the NLC Parties. The Separation Agreement, among other matters, terminated all future obligations under the April 20, 2010 Contribution Agreement, as amended, between us and the NLC Parties (the “Contribution Agreement”). We entered into the Contribution Agreement in connection with the formation of a strategic relationship between us and NLC. Per that relationship, the Company and NLC formed Services LLC, a venture owned 49% by the Company and 51% by the NLC, that provided various services to NLC to support the development and launch of new programs. The services included a broad range of marketing and enrollment support, technical support for development of on-line courses, technical support for faculty and students, and student billing and related services.

Per the Contribution Agreement, we were required to make to Services LLC during the term of the Contribution Agreement (i) scheduled capital contributions in the aggregate amount of $20.75 million, and (ii) working capital contributions not to exceed $12.25 million in the aggregate, plus loans for working capital purposes of up to an additional $2.0 million. The Parties entered into the Separation Agreement to (i) effect a full and final settlement and termination of their financial and other obligations to each other relating to Services LLC, including all obligations under the Contribution Agreement, (ii) transfer our 49% interest in Services LLC to NLC and (iii) release each other from future claims and associated liabilities.

On May 6, 2011, we closed the sale of the assets of the Community College Partnerships business to Higher Education Partners, LLC in accordance with the terms and conditions of an Asset Purchase Agreement dated as of April 25, 2011 for $3.0 million in cash that included the value of certain closing adjustments and certain liabilities assumed by the buyer.

On December 7, 2009, we purchased Penn Foster Education Group, Inc. (the “PF Acquisition”) for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing and $0.5 million paid in March 2010. To finance the PF Acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation, (ii) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”), (iii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iv) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all of our outstanding Series C Convertible Preferred Stock.

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

On March 7, 2008, we acquired Test Services, Inc. (“TSI”), the operator of eight of our franchises, from Alta Colleges, Inc. (“Alta”), the parent company of TSI, through a merger in which TSI became a wholly owned subsidiary of the Company (the “TSI Merger”) pursuant to a Merger Agreement among the parties (the “TSI Merger Agreement”). The consideration paid at the effective time of the TSI Merger to Alta consisted of 4,225,000 shares of the Company’s common stock (the “Alta Shares”), and $4.6 million in cash. Because the aggregate value of the Alta Shares, plus $4.6 million, was less than $36 million on March 31, 2010, we became obligated to pay additional consideration of $9.9 million to Alta (the “Additional Consideration”) in the form of additional shares of Company common stock equal to the shortfall of such value below $36 million, calculated in accordance with the TSI Merger Agreement. On March 31, 2010, in accordance with the merger agreement, we issued 1,437,000 shares of common stock to Alta representing $5.6 million of the Additional Consideration. Pursuant to an agreement also entered into on March 31, 2010, we amended the post-closing payment terms of the merger agreement and agreed to pay the balance of the Additional Consideration of $4.3 million (the “Remaining Additional Consideration”) in shares of our common stock, subject to stockholder approval at the

Annual Meeting. Our stockholders approved that issuance of common stock to Alta at our June 22, 2010 Annual Meeting, and on August 30, 2010 we issued 2,049,309 shares of common stock in full settlement of the Remaining Additional Consideration. We intend to continue to pursue strategies to maximize stockholder value, which may include acquisitions and partnerships or joint ventures that will help us further expand our product offerings or grow geographically or other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. From time to time, we have made investments in businesses with which we wanted to build strategic relationships, and we may do so in the future. We anticipate that future acquisitions or strategic investments, if consummated, would involve some combination of cash, debt and the issuance of our stock.

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

Employees

As of December 31, 2011, we had approximately 854 full-time employees and 193 part-time employees, not including our part-time teachers. As of December 31, 2011 we also had approximately 4,737 additional part-time teachers or adjunct faculty. 200 of our Penn Foster employees are covered by a collective bargaining agreement with United Steel, Paper, and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Serviceworkers International Union, AFL-CIO-CLC. We consider our employee relations to be good.

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

Risks Related to Our Business

Our business has substantial indebtedness, which could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage, expose us to interest rate fluctuations and raise substantial doubt as to our ability to continue as a going concern.

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

We have a history of significant operating losses and have substantial doubt about our ability to continue as a going concern and may not be able to achieve sustained profitability if we are unable to increase revenue from our newer products and services and successfully implement a number of new initiatives, in which case we could experience an adverse change in the market price of our common stock.

Over the last few years, the Company has significantly restructured its operations, expanded certain business lines and invested in systems and infrastructure. These investments, combined with Sarbanes-Oxley compliance costs and restructuring costs, have driven losses in each of our last three fiscal years. We have incurred net losses of approximately $136.1 million, $51.7 million, and $12.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $317.4 million.

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

We do not collect sales or consumption taxes in some jurisdictions

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf. A significant portion of our revenue is earned in jurisdictions where we collect sales tax or its equivalent. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not currently do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

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

We depend on the contributions and abilities of key executives and other employees. In addition, over the past three years we have experienced a great deal of turnover within our finance and accounting department, including most recently as a result of the relocation of most of our accounting operations to Scranton, Pennsylvania in connection with combining our finance and accounting department with that of Penn Foster. In addition, two of our executive officers are new to the Company since February 2011, and as a result the Company could experience instability from a lack of historical knowledge and familiarity with all aspects of the Company’s business and operations.

Our business may be harmed by actions taken by our franchisees that are outside our control.

Less than 1% of our 2011 revenue was derived from royalties paid to us by our international franchisees and from sales of our course and marketing materials to these franchisees. If our franchisees do not successfully provide test preparation services in a manner consistent with our standards and requirements, including failing to hire and train qualified managers or instructors or failing to abide by all applicable laws and regulations, our image and reputation may suffer and our revenue could decline. Moreover, since all of our franchisees are currently located outside the United States, we have limited ability to monitor the day to day operations of their businesses. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreement, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer and our revenue could decline.

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

An accounting standard relating to goodwill and other intangible assets requires goodwill and other intangible assets that have an indefinite useful life to be reviewed at least annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. To the extent these assets are deemed to be impaired, they must be written down. Any future write down of goodwill, while non-cash, would adversely affect our operating results. During the year ended December 31, 2011, we recognized a loss on impairment of goodwill and other assets of $99.9 million. As of December 31, 2011, we had goodwill of $100.5 million related to acquisitions.

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

If we experience system failures relating to our new computer system or otherwise, our reputation may be harmed and users may seek alternate service providers causing us to lose revenue.

If our primary and backup computer systems were to fail or be disrupted, our services could be interrupted and we may lose revenue and future business. We depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from floods, fires and power loss and similar events, as well as computer viruses, break-ins, sabotage, intentional acts of terrorism, vandalism and other misconduct and disruptions or delays occurring throughout the Internet network infrastructure. Although all of our material systems are redundant, short-term service interruptions may take place if our primary systems were to fail or be disrupted and we are forced to transition to backup systems. Accordingly, our online operations are dependent on our ability to maintain our systems in effective working order and to protect them from disruptive events. While most of our primary systems are located at professional data centers with redundancy for power, A/C and internet access, we do not have a formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that may occur due to failures of or interruptions in our systems. Furthermore, we have spent significant resources over the last 3 years upgrading many of our information technology systems, including those that we use in our HER business. In August 2011 this upgrade was completed and we began using the new systems. The continuing transition to the new systems may cause disruptions, delays or other failures which could adversely affect our business. Any disruptions, delays or other failures resulting from that upgrade or the acts or omissions of our third party provider or certain systems operations could reduce our revenues, harm our reputation and cause us to incur substantial expense.

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

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business. We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services. In particular, we must comply with the Children’s Online Privacy Protection Act, which, as implemented, mandates that we obtain verifiable, informed parental consent before we collect, use or disclose personal information from children under the age of 13. Future laws or regulations may relate to information retrieved from or transmitted over the Internet, consumer protection, online content, accessibility, user privacy, taxation and the quality of products and services. Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

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

Securities class action lawsuits alleging fraud have often been filed against companies following periods of volatility in the market price of their securities. The Company is the target of three such lawsuits and in the future, we may be the target of additional similar lawsuits. Such lawsuits could result in substantial costs and the diversion of our management’s attention and resources, which could seriously harm our financial results or result in a decline in the market price of our common stock. Declines in the market price of our common stock could also harm employee morale and retention, our ability to attract qualified employees and our access to capital.

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

Certain terms of our Series D Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions. For example, the holders of our Series D Preferred Stock:

•	are entitled to elect three directors to our Board of Directors;

•	can prevent our issuance of securities with equal or superior rights, preferences or privileges to those of the Series D Preferred Stock;

•	can prevent the payment of dividends;

•	can prevent the sale or other divestiture of material assets; and

•	can prevent a change in control of our company.

These rights (and all other rights and privileges relating to the Series D Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our headquarters are located in Framingham, Massachusetts, where we lease approximately 17,000 square feet of office space under a lease that expires on January 31, 2013. As of December 31, 2011, we also leased an aggregate of approximately 297,000 square feet of office space for additional operations in New York, New York, and our approximately 82 regional offices or classroom locations located in 27 states, Washington D.C., Canada and Puerto Rico, as well as two Penn Foster offices in Scottsdale, Arizona and Montreal, Quebec. Until May 6, 2011, we also leased approximately 16,000 square feet of facility space in New Bedford, Massachusetts for the operations of our collaboration with Bristol Community College under our CEP division, which Lease was transferred to the buyer as part of the sale of the assets of the Community College Partnerships business. We own our 118,300 square foot office building in Scranton, Pennsylvania and a 82,180 square foot distribution facility in Ransom, Pennsylvania.

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

On July 29, 2011, Washtenaw County Employees’ Retirement System filed a securities class action complaint in the United States District Court for the District of Massachusetts against the Company, certain of its current and former officers and directors, and the underwriters in the Company’s April 2010 public offering. The complaint, as amended, alleged material misstatements and omissions in the Company’s April 2010 public offering materials. On March 6, 2012, the Court granted the defendants’ motions to dismiss this action with prejudice, and entered judgment for defendants that same day.

Additionally, on August 10, 2011, Eric J. Golden filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against certain of the Company’s current and former directors, Eric J. Golden v. Lowenstein, et al. The complaint alleges, among other theories, that the defendants breached their fiduciary duties by causing or allowing the Company to make material misstatements and omissions in connection with its public filings and statements during the period from March 12, 2009 through March 11, 2011. On September 28, 2011, the Court ordered the Golden action stayed pending a final decision on any motion to dismiss the Washtenaw action. On April 9, 2012, the parties in the Golden action jointly moved for an order granting Plaintiffs’ request to voluntarily dismiss this action without prejudice. On April 11, 2012, the Court granted the motion for dismissal, dismissing the action without prejudice and with all parties bearing their own costs.

Further, On November 14, 2011, Calvin Di Nicolo filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against certain of the Company’s current and former officers and directors. The complaint alleges, among other theories, that the defendants breached their fiduciary duties by causing or allowing the Company to make material misstatements and omissions in connection with its public filings and statements during the period from March 12, 2009 through March 8, 2011. On January 12, 2012, the Court ordered the Di Nicolo action stayed pending a final decision on any motion to dismiss the Washtenaw action. On April 9, 2012, the parties in the Di Nicolo action jointly moved for an order granting Plaintiffs’ request to voluntarily dismiss this action without prejudice. On April 11, 2012, the Court granted the motion for dismissal, dismissing the action without prejudice and with all parties bearing their own costs.

On January 21, 2011, the Company received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York, seeking documents and information relating to the Supplemental Education Services provided by the Company in New York City during 2002-2010. The Company is cooperating with the U.S. Attorney’s Office in providing the requested documents and information. Anticipated losses associated with this matter are subject to a range that is not currently estimable. However, management has accrued approximately $0.2 million for this matter as of December 31, 2011.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchased Equity Securities

Price Range of Common Stock

Our common stock trades on the OTCQB tier of the OTC Markets under the symbol “REVU.” The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NASDAQ Capital Market, where we were listed as of December 31, 2011:

	2011		2010
Fiscal Quarter	High	Low	High	Low
First	$1.37	$0.30	$4.50	$3.46
Second	0.48	0.18	4.00	2.13
Third	0.35	0.11	2.51	1.87
Fourth	0.20	0.07	2.04	0.87

As of March 31, 2012, the last reported sale price of our common stock on the NASDAQ Capital Market was $0.06 per share. As of March 31, 2012, there were 50 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Repurchases

We have issued restricted stock units to certain of our employees under the terms of our 2000 Stock Incentive Plan, as amended, or outside of such plan. On the date that these restricted stock units vest, we withhold, via a net exercise provision pursuant to the applicable restricted stock unit agreements, a number of vested shares with a value (based on the closing price of our common stock on such vesting date) equal to tax withholdings required by us. In the fourth quarter of 2011 we withheld an aggregate of 6,027 shares of common stock at prices from $0.09 to $0.15. Upon their withholding, these shares are retired to treasury stock.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2011, which has been derived from our consolidated financial statements. The financial data for the consolidated balance sheet data as of December 31, 2011 and 2010 and the consolidated statement of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 has been derived from the consolidated financial statements included elsewhere herein. The information shown below is qualified by reference to and should be read together with our consolidated financial statements and their notes and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have calculated the weighted average shares used in computing net income (loss) per share as described in Note 1 to our consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Higher Education Readiness	$100,309	$102,766	$110,414	$108,454	$93,417
Penn Foster	88,445	96,387	5,485	—	—
SES	—	14,676	27,620	30,320	17,197

Total revenue	188,754	213,829	143,519	138,774	110,614
Operating expenses
Cost of goods and services sold (exclusive of items below)	66,311	76,979	55,998	51,147	41,615
Selling, general and administrative	108,683	114,405	78,579	78,899	78,331
Depreciation and amortization	19,755	34,055	8,347	4,665	4,330
Restructuring and other related expenses	1,637	4,327	7,711	2,233	8,853
Acquisition and integration expenses	3,080	5,362	2,984	—	—
Loss on impairment of goodwill and other assets	99,911	—	—	—	—
Impairment of investment	—	—	—	—	1,000

Total operating expenses	299,377	235,128	153,619	136,944	134,129

Operating (loss) income from continuing operations	(110,623)	(21,299)	(10,100)	1,830	(23,515)
Interest expense	(21,539)	(21,793)	(2,565)	(1,005)	(1,232)
Interest income	—	29	36	373	884
Other (expense) income, net	(238)	(341)	(517)	81	(7,558)
Benefit (provision) for income taxes	8,455	(1,686)	(756)	(1,463)	605

Loss from continuing operations	$(123,945)	$(45,090)	$(13,902)	$(184)	$(30,816)

Loss per share:
Basic and diluted loss from continuing operations	$(2.45)	$(1.15)	$(0.18)	$(0.15)	$(1.19)
Basic and diluted weighted average shares used in computing loss from continuing operations	54,687	46,868	33,728	32,409	27,877

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$6,172	$15,287	$10,701	$9,468	$26,186
Total assets	228,353	380,185	389,807	174,496	124,048
Working capital (current assets less current liabilities)	(33,337)	(18,796)	(8,338)	(206)	15,634
Long-term debt	137,175	124,516	142,072	17,488	1,105
Deferred tax liabilities	10,404	25,561	31,499	5,912	4,385
Preferred stock	125,429	115,614	97,326	62,646	57,951
Stockholders’ (deficit) equity	(110,739)	32,800	45,259	46,430	12,904

Period-to-period comparability of the above Selected Consolidated Financial Data is affected by the following:

•

In 2011, we experienced lower profitability in the Higher Education Readiness (“HER”) and Penn Foster businesses and recognized a loss on the impairment of HER goodwill of $84.7 million and HER long-lived assets of $8.4 million and a loss on the impairment of Penn Foster trade name intangible assets of $6.8 million; we made net borrowings under our revolving credit facility of $11.0 million; we discontinued our Career Education Partnerships division with the termination of strategic ventures with Bristol Community College and the National Labor College.

•

In 2010, we exited our SES business at the end of the 2009-2010 school year; we repaid our bridge notes with proceeds from the sale of 16.1 million shares of our common stock; we increased our $50.0 million credit facility with General Electric Capital Corporation and a syndicate of banks to $72.5 million; we issued 10,000 new shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) and converted the Series E Preferred Stock to Series D Convertible Preferred Stock.

•

In 2009, we purchased Penn Foster Education Group, Inc. (the “PF Acquisition”) for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing, and $0.5 million paid in March 2010. To finance the PF Acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Preferred Stock with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

•

In 2008, we borrowed $20.0 million through a term loan under a credit agreement entered into with Wells Fargo Foothill, LLC; we purchased our remaining domestic franchisees which resulted in intangible asset purchases of $26.7 million.

•	In 2007, we issued $60.0 million of Series C Preferred Stock and retired the Series B-1 Preferred Stock; we sold the Admission Services business for approximately $7.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On March 26, 2012, we entered into an Asset Purchase Agreement (the “Agreement”) with an affiliate of Charlesbank Capital Partners (“Buyer”) pursuant to which, upon the terms and subject to the conditions set forth in the Agreement, we will sell, and Buyer will buy, substantially all of the assets of our Higher Education Readiness (“HER”) division, including the name and brand of The Princeton Review. The consideration for the sale of the HER division will be $33.0 million in cash, Plus the assumption of $12.0 million in net working capital liabilities. The Purchase price will be adjusted to account for any variance from the target working capital level. We expect to use the net proceeds from the sale to repay obligations outstanding under our senior credit facilities with General Electric Capital Corporation. Upon consummation of the transaction, we will serve as a holding company for the Penn Foster division, will cease to be known as The Princeton Review and will formally adopt a new, to be determined, corporate name.

The information presented below describes our business as it existed on and prior to December 31, 2011.

Overview

The Princeton Review is a leading provider of in-person, online and print education products and services targeting the high school and post-secondary markets. The Company was founded in 1981 to provide SAT preparation courses. Today we believe that we are among the leading providers of test preparation courses for most major post-secondary and graduate admissions tests.

On December 7, 2009, we acquired Penn Foster Education Group (“Penn Foster”), the oldest and one of the largest online education companies in the United States, for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing and $0.5 million paid in March 2010. To finance the acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with General Electric Capital Corporation (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

In 2011 we operated through our HER and Penn Foster divisions. We exited the SES business as of the end of the 2009-2010 school year and therefore do not report under this segment beyond 2010.

Higher Education Readiness Division (formerly referred to as our Test Preparation Services Division)

The HER division provides in-person and online test preparation courses, including classroom-based and small group instruction and individual tutoring in test preparation and academic subjects. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand as well as from the sale of more than 185 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand sold primarily through Random House, Inc.

Penn Foster Division

The Penn Foster division provides regionally and nationally accredited, career-focused, online degree and vocational programs in the United States, Canada and over 150 countries around the world. These academic programs are offered through three primary educational institutions – Penn Foster Career School, Penn Foster College and Penn Foster High School. Each institution offers students flexibility in scheduling the start date of enrollment, scheduling lessons and completing coursework. All course materials and supplies are mailed to students and are available online (except third-party textbooks). Students are given access to a homepage from which they can access online study guides, view financial and academic records, access the Penn Foster library and librarian, view messages sent by the school, view grade history and access online blogs, chat groups, discussion boards and career services. Penn Foster uses the services of over 130 faculty members who provide on-demand support for all course offerings via email, message boards, webinars and telephone.

Former Supplemental Educational Services Division

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

Discontinued Career Education Partnerships Division

The former Career Education Partnerships (“CEP”) division was established in 2010 to provide services through strategic partnerships that assisted educational institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. The CEP division included a strategic relationship with the National Labor College (“NLC”) that was established in April 2010 and a collaboration agreement with Bristol Community College (“BCC”) that was created in September 2010. Due to less than anticipated enrollments in the underlying programs and a renewed commitment by management to focus on the core HER and Penn Foster businesses, in 2011 we terminated the strategic ventures with NLC and BCC, ceased all activities relating to strategic venture partnerships and discontinued the CEP division.

•	Termination of NLC Venture

The NLC strategic relationship was formed in April 2010 through the creation of NLC-TPR Services, LLC (“Services LLC”), a limited liability company owned 49% by us and 51% by NLC. Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs, including a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services. We concluded under the accounting guidance for variable interest entities that we were the primary beneficiary of Services LLC and therefore we were required to consolidate the financial results of Services LLC for financial reporting purposes.

Services LLC was governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. These agreements required us to provide substantially all of the initial working capital contributions, up to an aggregate amount of $12.3 million, and to the extent of those contributions absorb all of the losses of Services LLC. We made working capital contributions to Services LLC of $1.1 million and $1.2 million during the years ended December 31, 2011 and 2010, respectively.

Under the Contribution Agreement, which was amended in October 2010, NLC contributed a ten-year license to Services LLC to use NLC and AFL-CIO trademarks and membership lists in support of the administration, marketing and servicing of the NLC educational programs. In exchange for this license, we were required to contribute an aggregate of $20.8 million in cash payments to Services LLC (the “Capital Contribution”), to be distributed immediately upon receipt to NLC as a return of capital. We paid $5.0 million of the Capital Contribution during the second and third quarters of 2010 and an additional $5.8 million in the first quarter of 2011. Provided that NLC obtained future specified regulatory approvals, when and if necessary, and maintained its education regulatory status and certain other conditions, we were obligated to pay $5.0 million of the Capital Contribution in January 2012 and $5.0 million in January 2013. In accordance with the accounting guidance for variable interest entities and consolidations, we accounted for the Capital Contribution as the acquisition of a $20.8 million license from NLC. Accordingly, we recorded this license in other intangible assets in the accompanying 2010 consolidated balance sheet and began amortizing the asset on a straight-line basis over a ten year life. We also recorded our remaining obligation for the Capital Contribution as deferred acquisition payments ($5.8 million current, $10.0 million long term) in the accompanying 2010 consolidated balance sheet.

In November 2011, we terminated the NLC strategic relationship, whereby we transferred our 49% ownership interest in Services LLC to NLC and were relieved of all future funding obligations to Services LLC and NLC, including the remaining $10.0 million Capital Contribution obligation for deferred acquisition payments. Under the terms of the settlement agreement, we made a final working capital payment of $0.5 million at closing. Based on this net settlement value of $9.5 million, we recorded an impairment loss of $8.4 million against the NLC license intangible asset in the third quarter of 2011. Because of the third quarter impairment charge, the carrying amount of the net assets disposed of on the closing date (primarily the NLC license intangible asset) essentially agreed to the net settlement value of $9.5 million, and therefore no gain or loss was recognized from the termination transaction in the fourth quarter of 2011. We reported the NLC license impairment loss, along with the operating results of the CEP division as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows.

•	Sale of Community College Partnerships Business

The Community College Partnerships business was established when we entered into an agreement with BCC in September 2010 to collaborate on education, training and degree-granting programs for healthcare professionals by expanding the number of students admitted to BCC’s healthcare professional degree-granting programs. Through the collaboration, we funded all capital and operating expenditures of the collaboration including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the collaboration and expenses incurred by BCC in the administration and operation of the collaboration course programs. In exchange for these services, BCC compensated us through reimbursement of all costs incurred in connection with the collaboration plus a services fee, to the extent of revenues collected for the collaboration course programs.

In March 2011, we committed to a plan to dispose of the Community College Partnerships business and in May 2011, completed the sale of substantially all of the assets and liabilities of the Community College Partnerships business to Higher Education Partners, LLC (the “Buyer”), a company that is partially owned by our former Chief Executive Officer. The aggregate consideration received consisted of $3.0 million in cash that included the value of certain closing adjustments and certain liabilities assumed by the Buyer. The carrying amounts of assets and liabilities sold on the closing date were $3.2 million and $1.6 million, respectively, and we recorded a gain on the sale of these assets and liabilities of $1.4 million within discontinued operations in the consolidated statement of operations.

Discontinued K-12 Services Division

The former K-12 Services division provided a number of services to K-12 schools and school districts, including assessment, professional development and intervention materials (workbooks and related products). Additionally, this division received college counseling fees paid by high schools. In September 2008, we committed to a plan to dispose of the K-12 Services division and in March 2009, we completed the sale of substantially all of the assets and liabilities of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. The aggregate consideration for the sale consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of $2.3 million, which represented the net working capital of the K-12 Services division as of the closing date, which was finalized and paid in October 2009. As a result of this sale, a $3.2 million gain was recognized in 2009 and recorded as gain from disposal of discontinued operations in the accompanying 2009 consolidated statement of operations. In March 2010, we subleased the former K-12 Services facility located in New York City for the remaining term of the original lease, which expires in July 2014. We recorded a liability of $1.3 million in 2010 based on the estimated fair value of the remaining contractual lease rentals, reduced by the sublease rentals expected to be received under the sublease agreement. The charge for the liability was recorded in discontinued operations in the accompanying 2010 consolidated statement of operations.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Revenue:
Higher Education Readiness	$100,309	$102,766	$(2,457)	(2)%
Penn Foster	88,445	96,387	(7,942)	(8)%
SES Services	—	14,676	(14,676)	(100)%

Total revenue	188,754	213,829	(25,075)	(12)%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	66,311	76,979	(10,668)	(14)%
Selling, general and administrative	108,683	114,405	(5,722)	(5)%
Depreciation and amortization	19,755	34,055	(14,300)	(42)%
Restructuring and other related expenses	1,637	4,327	(2,690)	(62)%
Acquisition and integration expenses	3,080	5,362	(2,282)	(43)%
Loss on impairment of goodwill and other assets	99,911	—	99,911	100%

Total operating expenses	299,377	235,128	64,249	27%
Operating loss from continuing operations	(110,623)	(21,299)	89,324	419%

Interest expense	(21,539)	(21,793)	(254)	(1)%
Interest income	—	29	(29)	(100)%
Other expense, net	(238)	(341)	(103)	(30)%
Benefit (provision) for income taxes	8,455	(1,686)	10,141	601%

Loss from continuing operations	$(123,945)	$(45,090)	$78,855	175%

Revenue

Total revenue decreased by $25.1 million, or 12%, to $188.8 million in 2011 from $213.8 million in 2010. Excluding the impact of the former SES Services division, total revenue decreased by $10.4 million, or 5%, to $188.8 million from $199.2 million in 2010.

HER revenues decreased by $2.5 million, or 2%, to $100.3 million in 2011 from $102.8 million in 2010. Retail revenue decreased by approximately $6.0 million due primarily to lower enrollments despite a consumer shift towards our premium-priced products and growth in our online revenue as we continue to market our expanding online course content. Institutional revenue decreased by $1.3 million due to the loss of certain contracts in the first and second quarters of 2011, despite increases in sales bookings over the prior period. Institutional sales growth occurred in the second half of 2011. The revenue decreases were partially offset by a $4.8 million increase in licensing revenue due primarily to non-recurring, guaranteed royalty fees from Random House, Inc. under our new master publishing agreement.

Penn Foster revenues decreased by $7.9 million, or 8%, to $88.4 million in 2011 from $96.4 million in 2010. The decrease is primarily the result of lower enrollments in Penn Foster’s Career School during 2011, as compared to 2010, despite slightly higher revenues per enrollment. The lower enrollments were primarily attributed to a significant reduction in leads, as our conversion rate for leads to enrollments remained flat compared to the prior year. A lead represents a prospective student that has expressed interest in a Penn Foster course offering, either through our website, call center or by mail.

SES Services revenues of approximately $14.7 million for the year ended December 31, 2010 consisted of fees earned for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Cost of goods and services sold

Total cost of goods and services sold decreased by $10.7 million, or 14%, to $66.3 million in 2011 from $77.0 million in 2010. Excluding the impact of the former SES Services division, total cost of goods and services sold decreased by $3.1 million, or 4%, to $66.3 million from $69.4 million in 2010.

HER cost of goods and services sold decreased by $1.1 million, or 3%, to $38.1 million in 2011 from $39.2 million in 2010 due primarily to a revenue mix shift. This decrease was partially offset by higher material costs from the acceleration of course material shipments, as newly implemented systems allow the division to ship materials to customers upon enrollment, rather than at course commencement. Gross margin during the year for the HER division remained flat at 62%.

Penn Foster cost of goods and services sold decreased by $2.1 million, to $28.2 million in 2011 from $30.3 million in 2010 due primarily to reduced course material costs associated with the lower enrollments. Gross margin during the period for the Penn Foster division decreased modestly from 69% to 68%.

SES Services cost of goods and services sold of $7.5 million for the year ended December 31, 2010 consisted of teacher compensation and course costs incurred for the 2009-2010 academic year, which ended in June 2010. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $5.7 million, or 5%, to $108.7 million in 2011 from $114.4 million in 2010. Excluding the impact of the former SES Services business, total selling, general and administrative expenses decreased by $0.2 million to $108.7 million in 2011 from $108.9 million in 2010.

HER selling, general and administrative expenses increased by $1.2 million or 3%, to $49.2 million from $48.0 million in 2010 due primarily to new call center resources and travel expenses associated with expanded sales efforts combined with the third quarter 2011 implementation of new systems that resulted in temporary increases in staff levels and travel expenses.

Penn Foster selling, general and administrative expenses decreased by $2.1 million or 5%, to $43.3 million from $45.4 million in 2010 due primarily to lower advertising and promotional expenses and reduced headcount.

SES Services selling, general and administrative expenses of $5.5 million for the year ended December 31, 2010 consisted of compensation, travel and office expenditures associated with supporting the SES business. After completing programs offered in the 2009-2010 school year, we closed our SES offices and terminated employees associated with the SES business.

Corporate selling, general and administrative expenses increased by $0.7 million, or 5%, to $16.2 million from $15.5 million in 2010. Increases in professional fees were partially offset by reductions in compensation, primarily attributed to reduced headcount and lower incentive compensation.

Depreciation and amortization

For the year ended December 31, 2011, depreciation and amortization expense decreased by $14.3 million to $19.8 million from $34.1 million in the year ended December 31, 2010. The decrease is partially the result of $6.6 million of accelerated depreciation and amortization charges in the prior period that were not repeated in the current period. In addition, during the prior period we changed our estimated useful lives for certain fixed assets, resulting in additional depreciation and amortization expense for that period of $1.6 million. Also, approximately $7.6 million of the decrease is attributable to certain intangible assets acquired with the Penn Foster acquisition being amortized on an accelerated basis, resulting in higher amortization in the prior period. Lastly, approximately $0.9 million of the decrease was due to the impact of assets reaching the end of their depreciable lives. These decreases were partially offset by $2.4 million of new depreciation in 2011 associated with internally developed software from our company-wide project to replace and integrate legacy system infrastructure with Penn Foster’s financial system, which was completed in August 2011.

Restructuring and other related expenses

For the year ended December 31, 2011, restructuring and other related expenses were $1.6 million as compared to $4.3 million in 2010. The charges for 2011 include approximately $1.2 million of legal and financial restructuring advisory fees and other professional fees incurred during the fourth quarter of 2011 associated with our efforts to evaluate and/or pursue various alternatives for addressing our capital structure in the near term. In addition, the 2011 charges include approximately $0.3 million of employee severance and termination benefits associated with a new initiative to streamline the operations of our HER and Penn Foster divisions. We expect this initiative to carry into the first and second quarters of 2012 as we continue to evaluate both divisions’ organizational structures, resource requirements and facility needs. The 2011 charges also include approximately $0.1 million, primarily relating to an adjustment to the liability for the remaining contractual payments for our former administrative office in New York City, as we consummated an agreement to terminate the lease effective March 31, 2011.

The restructuring charges for 2010 include $0.4 million of severance and termination benefits primarily related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania and $2.1 million of lease termination charges and other charges associated with the closure of our administrative office in New York City. The charges also include $0.8 million of employee severance and termination benefits and $1.0 million of office shut-down expenses associated with our decision to exit the SES business as of the end of the 2009-2010 school year.

Acquisition and integration expenses

Acquisition and integration expenses decreased by $2.3 million, or 43%, to $3.1 million in 2011 from $5.4 million in 2010. Accounting and advisory fees incurred in the prior period relating to the acquisition and audit of Penn Foster were not incurred during the current period, while both periods include integration costs associated with combining our legacy systems and operations with Penn Foster. Our multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial systems was completed by the end of 2011, and we do not anticipate incurring significant integration expense in future periods.

Loss on impairment of goodwill and other assets

During the third quarter of 2011, we recognized a loss on impairment of goodwill and other assets of $83.5 million. We continued to experience lower than expected profitability in the HER and Penn Foster businesses and accordingly, prepared a revised plan for 2011 and beyond that incorporated updated estimates of future demand for product offerings and projected cash flows from the implementation of new initiatives and operating strategies. As a result of these events, management determined that it was appropriate to perform interim tests for impairment in our HER and Penn Foster reporting segments and as a result, we determined that the HER division’s goodwill was impaired by $76.7 million. In addition, we determined that the Penn Foster division’s trade name, an indefinite-lived intangible asset, was impaired by $6.8 million but that the overall estimated fair value of the Penn Foster division exceeded its carrying value by approximately 9% and that goodwill allocated to the Penn Foster division was not impaired.

During the fourth quarter of 2011, we recognized a loss on impairment of goodwill and other assets of $16.4 million relating to our HER division. Management determined that it was appropriate to test for impairment in the HER and Penn Foster reporting segments because of the agreement to sell the HER division that was entered into in March 2012 and the conclusion that there was doubt as to our ability to continue as a going concern. We determined that the remaining portion of the HER division’s goodwill was fully impaired, resulting in a goodwill impairment charge of $8.0 million. In addition, we determined that the carrying amount of the HER long-lived asset group exceeded the undiscounted cash flows expected to result from the use and anticipated disposition of the HER division. This resulted in an impairment charge of $8.4 million that was allocated to the HER division’s franchise cost intangible asset and the HER division’s internally developed software. There were no impairments in the Penn Foster reporting segment during the fourth quarter of 2011.

Interest expense

Interest expense decreased by $0.3 million, or 1%, to $21.5 million in 2011 from $21.8 million in 2010. A decrease of $2.3 million associated with the repayment of our bridge notes in April 2010 was partially offset by increases in interest under our credit facility due to increased borrowing levels and increases in interest under our senior subordinated and junior subordinated notes due to compounded pay-in-kind interest.

In November and December 2011, amendments to our senior subordinated notes increased our short-term liquidity by temporarily converting the 13.0% cash interest component to a payable in kind feature. Specifically, the existing interest rate under these notes of 17.5% per annum, was amended to 18.5% per annum, all of which is payable quarterly in kind from October 1, 2011 through March 31, 2013. At that time, the interest rate will revert back to 17.5% per annum, with the quarterly 13.0% cash and 4.5% payable in kind features resuming.

Other expense, net

Other expense, net for the year ended December 31, 2011 primarily consists of $0.4 million of charges attributed to the expiration of certain tax indemnifications relating to uncertain tax positions from periods prior to the acquisition of Penn Foster and a charge of $0.1 million for third party fees associated with the amendment of our debt agreements in November and December 2011. These charges were partially offset by $0.3 million of income recognized from the change in fair value of our embedded derivatives.

Other expense, net for the year ended December 31, 2010 primarily consisted of a charge of $1.0 million related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes in April 2010 and a charge of $0.2 million relating to fees and expenses associated with the refinancing of our credit facility with GE Capital in August 2010. These charges were partially offset by $0.8 million of income recognized from the change in fair value of our embedded derivatives.

Income taxes

During 2010 and 2011, we continued to record a valuation allowance against the domestic deferred tax assets net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. We will continue to record such allowances until we have established a reasonable history of generating pre-tax income coupled with an expectation of generating future pre-tax profits which substantiate an ability to recover net deferred tax assets. Accordingly, any tax benefit or provision we have recorded in 2011 or 2010 relates primarily to deferred taxes due to the temporary difference related to tax-deductible goodwill and indefinite-lived assets which cannot be expected to reverse in the foreseeable future, taxes on income related to our Canadian operations, withholding tax on income from foreign franchisees, and state taxes.

For the year ended December 31, 2011, we recorded a benefit for income taxes of $8.5 million, compared to a provision for income taxes of $1.7 million in 2010. The change during the period is primarily the result of us recording a $84.7 million goodwill impairment charge, resulting in a deferred tax asset of $8.2 million for future deductible temporary differences related to goodwill. The difference between our effective tax rate and the U.S. federal statutory rate of 34% is mainly due to tax benefits related to the goodwill and indefinite-lived asset impairment charges, state gross receipt based taxes, income taxes for our Canadian operations, foreign withholding taxes, and the partial release of a reserve due to the expiration of the statute of limitations.

Comparison of Years Ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Revenue:
Higher Education Readiness	$102,766	$110,414	$(7,648)	(7)%
Penn Foster	96,387	5,485	90,902	1657%
SES Services	14,676	27,620	(12,944)	(47)%

Total revenue	213,829	143,519	70,310	49%
Operating expenses:
Cost of goods and services sold (exclusive of items below)	76,979	55,998	20,981	37%
Selling, general and administrative	114,405	78,579	35,826	46%
Depreciation and amortization	34,055	8,347	25,708	308%
Restructuring and other related expenses	4,327	7,711	(3,384)	(44)%
Acquisition and integration expenses	5,362	2,984	2,378	80%

Total operating expenses	235,128	153,619	81,509	53%
Operating loss from continuing operations	(21,299)	(10,100)	11,199	111%

Interest expense	(21,793)	(2,565)	19,228	750%
Interest income	29	36	(7)	(19)%
Other expense, net	(341)	(517)	(176)	(34)%
Provision for income taxes	(1,686)	(756)	930	123%

Loss from continuing operations	$(45,090)	$(13,902)	$31,188	224%

Revenue

Total revenue increased by $70.3 million, or 49%, to $213.8 million in 2010 from $143.5 million in 2009 .

HER revenue decreased by $7.6 million, or 7%, to $102.8 million in 2010 from $110.4 million in 2009. Approximately $4.4 million of the decrease was primarily attributable to a decrease in classroom-based course revenue, despite an increase in the total enrollments, as a higher percentage of our enrollments were in lower priced services. Tutoring revenue declined by approximately $3.6 million due to reduced hours of tutoring per student despite increased enrollments and increases in price per hour of tutoring. Institutional revenue decreased by approximately $0.8 million due to some one-time perpetual license sales in 2009 that were not repeated in 2010. These decreases were partially offset by an increase of $0.5 million in online revenues as we continued to market our expanding online course content, and an increase of $0.7 million in licensing revenue due to new publications and increased book sales.

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

SES revenues decreased by $12.9 million, or 47%, to $14.7 million in 2010 from $27.6 million in 2009. This decrease was primarily attributed to declining enrollments due to the reduction in school district allocation of funds to SES programs and greater competition from individual school districts that developed and offered internally developed SES programs. We did not generate any SES Services revenue beyond 2010 as we exited the SES business as of the end of the 2009-2010 school year.

Cost of goods and services sold

For the year ended December 31, 2010, total cost of goods and services sold increased by $21.0 million, or 37%, to $77.0 million in 2010 from $56.0 million in 2009.

HER cost of goods and services sold decreased by $0.8 million, or 2%, to $39.2 million in 2010 from $40.0 million in 2009. Gross margin during the year for the HER division decreased modestly from 64% to 62%, primarily as a result of a slight reduction in class sizes. The reduction in class size is due to the increased number of options for our students.

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

SES cost of goods and services sold decreased by $6.6 million, or 47%, to $7.5 million in 2010 from $14.2 million in 2009 as a result of the decreased student enrollments. This decrease was partially offset by a $0.9 million inventory write-off associated with our decision to exit the SES business as of the end of the 2009-2010 school year. Gross margin for the SES Services division remained flat from 2009 to 2010 at 49%.

Selling, general and administrative expenses

For the year ended December 31, 2010, selling, general and administrative expenses increased by $35.8 million, or 46%, to $114.4 million in 2010 from $78.6 million in 2009.

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

Depreciation and amortization

For the year ended December 31, 2010, depreciation and amortization expense increased by $25.8 million to $34.1 million from $8.3 million in 2009. The increase is primarily the result of $19.6 million of incremental depreciation and amortization on the fixed and intangible assets acquired with Penn Foster on December 7, 2009, coupled with $6.6 million of accelerated depreciation and amortization charges associated with actions taken to exit the SES business, to close our administrative office in New York City and to cease use of our legacy ERP system and utilize Penn Foster’s ERP system prospectively. In addition, we changed the estimated useful lives for certain fixed assets under a revised depreciation policy, resulting in additional depreciation and amortization of $1.6 million. These increases were partially offset by a $2.0 million decrease due to the impact of assets reaching the end of their depreciable lives.

Restructuring and other related expenses

For the year ended December 31, 2010, restructuring charges were $4.3 million as compared to $7.7 million in 2009. The restructuring charges for 2010 include $0.4 million of severance and termination benefits primarily related to the migration of call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, to the Penn Foster headquarters in Scranton, Pennsylvania and $2.1 million of lease termination charges and other charges associated with the closure of our administrative office in New York City. The charges also include $0.8 million of employee severance and termination benefits and $1.0 million of office shut-down expenses associated with our decision to exit the SES business as of the end of the 2009-2010 school year.

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

Other expense, net

Other expense, net for year ended December 31, 2010 primarily consists of a charge of $1.0 million related to fees and the write-off of unamortized debt issuance costs, discounts and an embedded derivative associated with the repayment in full of our bridge notes in April 2010 and a charge of $0.2 million relating to fees and expenses associated with the refinancing of our credit facility with GE Capital in August 2010. These charges are primarily offset by $0.8 million of income recognized from the change in fair value of our embedded derivatives.

Other expense, net for the year ended December 31, 2009 included a charge of $0.9 million related to a prepayment premium fee and the write-off of unamortized debt issuance costs related to the retirement and cancelation of the Wells Fargo credit facility on December 7, 2009. This charge was offset in part by $0.1 million of income recognized from the change in fair value of our embedded derivatives and $0.2 million of income recognized from additional proceeds received from the sale of stock in a private investment that occurred in September 2008.

Income taxes

During 2009 and 2010, we continued to record a valuation allowance against the domestic deferred tax assets net of deferred tax liabilities that are scheduled to reverse in the foreseeable future. We will continue to record such allowances until we have established a reasonable history of generating pre-tax income coupled with an expectation of generating future pre-tax profits which substantiate an ability to recover net deferred tax assets. Accordingly, any tax benefit or provision we have recorded in 2010 or 2009 relates primarily to deferred taxes due to the temporary difference related to tax-deductible amortization of goodwill which cannot be expected to reverse in the foreseeable future, taxes on income related to our Canadian operations, withholding tax on income from foreign franchisees, and state taxes.

For the year ended December 31, 2010, the provision for income taxes increased by $0.9 million, to $1.7 million, from $0.8 million for the year ended December 31, 2009. The increase is mainly a result of state income taxes arising from the operations of Penn Foster. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 34% is mainly due to state and foreign income taxes from operations in jurisdictions that cannot benefit from the Company’s losses, as well as the effect of tax-deductible goodwill, for which a deferred tax liability has been recorded.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity during the year ended December 31, 2011 were cash and cash equivalents on hand, cash flow generated from operations, borrowings under our revolving credit facility and proceeds from the sale of our Community College Partnerships business, a discontinued operation. Our primary uses of cash during the year ended December 31, 2011 were capital expenditures, scheduled repayments of our term loan credit facility, voluntary repayments of borrowings under our revolving credit facility and investments in our former NLC strategic venture, a discontinued operation. At December 31, 2011 we had $11.7 million of liquidity, comprised of $5.6 million of cash and cash equivalents, $1.1 million of accessible borrowing availability under our $12.5 million revolving credit facility and $5.0 million of borrowing availability under a new facility obtained from our senior subordinated note holders in November 2011 (described below).

Liquidity Risk and Management Plans

As of December 31, 2011, we were in compliance with our debt covenants. On March 26, 2012, we entered into an asset purchase agreement to sell our HER division. Upon the closing of the sale, which is expected to occur within the next 30 to 60 days (the “Sale Closing”), we will report the HER division as a discontinued operation beginning in the first quarter of 2012 (the “HER Discontinued Operation”). As a result of the HER Discontinued Operation, we will no longer be able to include the division’s current and prior earnings for the purposes of determining compliance with our existing debt covenants. We are currently discussing with our lenders a debt covenant waiver or amendment that accounts for the HER Discontinued Operation impact, but there are no assurances that we will be able to comply with our future covenants without such a waiver or an amendment.

In addition, we continue to operate with limited liquidity. Total liquidity as of December 31, 2011 was $11.7 million, comprised of $5.6 million of cash and cash equivalents, $1.1 million of accessible borrowing availability under our $12.5 million revolving credit facility and $5.0 million of borrowing availability under a new facility obtained from our senior subordinated note holders in November 2011. While, upon the Sale Closing, we expect to receive cash proceeds in excess of $25.0 million, our senior secured debt agreements require the sale proceeds to be used to reduce its existing debt. We are currently discussing with our senior secured lenders an amendment or refinancing to improve the liquidity position of the Company, but there are no assurances that we will be able to secure such an amendment or refinancing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses from continuing operations and have a net working capital deficit and a stockholders’ deficit. These conditions, including the limited liquidity described above raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to take actions to increase profitability and liquidity by improving operating efficiencies and sales execution. In addition, management continues to aggressively pursue opportunities to address its capital structure in the near term by evaluating and/or pursuing various alternatives including, but not limited to, raising capital through issuances of new securities, swapping debt for equity, securing additional debt financing from new or existing investors and/or raising capital through the sale of assets, including the aforementioned agreement to sell the HER division. As part of these efforts, we have engaged legal and financial restructuring advisors, and are in discussions with our senior credit facility lenders, subordinated note holders and preferred stockholders regarding the terms of a restructuring. While there is no assurance that we will be able to successfully restructure our debt, we anticipate that a restructuring to significantly deleverage our balance sheet will entail significant dilution to the Company’s existing stockholders that results in the stockholders owning, at most, a very small percentage of our outstanding common stock.

In November 2011, we terminated the NLC strategic venture, relieving us from future funding obligations to the venture and NLC, including the $10.0 million obligation for deferred acquisition payments. In November and December 2011, we also amended our existing debt agreements. The amendments provide us with greater flexibility in maintaining covenant compliance by waiving maximum leverage ratio covenants through March 2012, and increasing leverage ratio limits through the remainder of 2012. The amendments also waive minimum fixed charge coverage ratios through December 2012 and lower a minimum liquidity covenant requirement through maturity. Additionally, the amendments require us to maintain minimum adjusted EBITDA levels (as defined) and in June 2012, we will be required to maintain minimum ratios of adjusted EBITDA (as defined) to cash interest expense (as defined).

The amendments of our Senior Subordinated Note Purchase Agreement with investment funds of Falcon Investment Advisors and Sankaty Advisors, LLC in November and December 2011 also increased our short-term liquidity by converting the 13.0% cash component of the senior subordinated notes interest rate to a payable-in-kind feature through March 31, 2013. Specifically, the existing interest rate under the senior subordinated notes of 17.5% per annum, of which 13.0% was payable quarterly in cash and 4.5% was payable quarterly in kind, is amended to 18.5% per annum, all of which is payable quarterly in kind from October 1, 2011 until March 31, 2013. At that time the interest rate will resort back to 17.5% per annum, with the quarterly 13.0% cash and 4.5% payable in kind features resuming.

The amendment to the Senior Subordinated Note Purchase Agreement also provides us with a second lien delayed draw facility whereby we may borrow up to $5.0 million at any time through June 30, 2012. Once utilized, the delayed draw facility will bear interest at 17.5%, payable in cash on a quarterly basis. This facility matures on March 7, 2015 and is subject to the same covenant requirements as the Senior Subordinated Notes.

In addition to generating positive income from operations, the timing of cash payments received under our customer arrangements is a primary factor impacting our liquidity. Our HER and Penn Foster divisions generate the largest portion of our cash flow from operations primarily from retail classroom, online and tutoring courses. These customers usually pay us in advance or contemporaneously with the services we provide, thereby supporting our short-term liquidity needs. Across HER and Penn Foster, we also generate cash from contracts with institutions such as schools and school districts and post-secondary institutions all of which pay us in arrears. Typical payment performance for these institutional customers, once invoiced, ranges from 60 to 90 days. Additionally, the long contract approval cycles and/or delays in purchase order generation with some of our contracts with large institutions or school districts can contribute to the level of variability in the timing of our cash receipts.

Cash Flows from Operating Activities

Cash flows provided by operating activities from continuing operations for the year ended December 31, 2011 were $4.6 million as compared to $6.6 million for the year ended December 31, 2010. The decrease is primarily the result of reduced profitability in our HER and Penn Foster divisions and the loss of operating cash flow from the former SES Services business, partially offset by lower cash interest payments from the conversion of senior subordinated note interest from cash to payable in kind during the fourth quarter of 2011 and from the April 2010 elimination of the bridge notes.

Cash flows provided by operating activities from continuing operations for the year ended December 31, 2010 were $6.6 million as compared to $3.5 million for the year ended December 31, 2009. The increase for this period was primarily attributed to cash generated from Penn Foster’s operations, having owned the division for the full year in 2010, as compared to the prior period when the division was acquired on December 7, 2009. The increase was partially offset by cash interest payments under our term loan credit facility and the bridge and senior subordinated notes totaling $12.7 million, lower SES revenues and related collections and decreased profitability in our HER division.

Cash Flows from Investing Activities

Cash flows used for investing activities from continuing operations during the years ended December 31, 2011, 2010 and 2009 were $9.7 million, $17.0 million and $178.6 million, respectively. Expenditures for furniture, fixtures and equipment were $0.7 million, $2.7 million and $0.9 million in 2011, 2010 and 2009, respectively. These expenditures were higher during 2010, primarily due to site improvements and investments made in new telecommunications and other equipment after the acquisition of Penn Foster. We also invested $8.8 million, $13.4 million and $8.4 million in 2011, 2010 and 2009, respectively, in the development of internal use software and content to improve our ERP and customer support technology and expand our online offerings. Our multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial system was completed in the third quarter of 2011. During 2010, we also paid $0.5 million relating to the final settlement of the Penn Foster post-closing working capital adjustments and earn out payments of $0.6 million relating to previously acquired HER franchises. During 2009, $169.4 million of cash was expended for the acquisition of Penn Foster (net of cash acquired).

Cash Flows from Financing Activities

Cash flows provided by financing activities during the years ended December 31, 2011, 2010 and 2009 were $2.9 million, $26.6 million and $167.7 million, respectively. Cash provided by financing activities in 2011 primarily consists of net borrowings under our revolving credit facility of $11.0 million, partially offset by $6.0 million in scheduled principal payments under our term loan credit facility, amendment fees of $1.9 million paid to lenders for debt amendments made in March, November and December 2011 and $0.2 million of cash paid for capital lease and note payable obligations.

Cash provided by financing activities in 2010 primarily consisted of $20.3 million in net proceeds from incremental term loan borrowings under our refinanced credit facility in August 2010, $44.3 million in net proceeds from the issuance of 16.1 million shares of common stock in April 2010 and $9.5 million in net proceeds from the issuance of Series E Preferred Stock in March 2010, offset by the $40.8 million repayment of the bridge notes in April 2010, $5.0 million in scheduled principal payments under our original and amended term loan credit facilities, $1.0 million of cash paid for debt issuance costs and $0.6 million of cash paid for capital lease and note payable obligations.

Cash provided by financing activities in 2009 primarily related to the Penn Foster financings on December 7, 2009. The net proceeds received, after deducting fees paid to lenders and investors, were (i) $36.6 million under the credit agreement entered into with General Electric Capital Corporation (ii) $49.6 million under the senior subordinated note purchase agreement entered into with Sankaty and Falcon, (iii) $24.8 million under the securities purchase agreement entered into with Sankaty and Falcon, (iv) $39.7 million under the bridge note purchase agreement entered into with Sankaty, and (v) $38.4 million from the issuance of 40,000 shares of Series E Preferred Stock. In addition to fees paid to lenders and investors, the Company expended $1.5 million for debt issuance costs relating to legal, accounting and transaction advisory fees associated with the new debt facilities. Refer below for additional information on the Penn Foster financings. During 2009, we also received $4.5 million of proceeds from borrowings under our Wells Fargo revolving line of credit to fund short term working capital needs. With $7.1 million of proceeds from the Penn Foster financings, $9.5 million of proceeds from the sale of our K-12 Services division (a discontinued operation), $0.2 million of additional proceeds from the sale of stock in a private investment that occurred in September 2008, and $6.7 million of cash from operations, we repaid all outstanding term and revolving obligations under our Wells Fargo credit facility. On December 7, 2009, we terminated the Wells Fargo credit facility.

Cash Flows from Discontinued Operations

Cash flows used for discontinued operations were $6.9 million and $11.5 million for the years ended December 31, 2011 and 2010, respectively, as compared to cash provided by discontinued operations for the year ended December 31, 2009 of $8.4 million. Cash used in the operations of our discontinued businesses was $2.9 million, $4.6 million and $1.4 million in 2011, 2010 and 2009, respectively, and related primarily to the startup and pre-termination operation of our former CEP businesses, including the strategic ventures with NLC and BCC during 2011 and 2010, and to the pre-sale operation of our former K-12 Services division in 2009. Also included in 2011 and 2010 operating cash outflows are rent and real estate tax payments (net of sublease payments) on the former K-12 Services facility in New York City.

Cash used for investing activities of our discontinued businesses was $4.0 million and $6.9 million in 2011 and 2010, respectively, as compared to cash provided by investing activities of $9.8 million in 2009. Cash used for investing activities in 2011 include a $5.8 million payment to NLC under our former obligation for the acquisition the NLC license and $1.3 million of pre-sale capital expenditure activity, primarily relating to a facility build-out under our former BCC collaboration. These payments were offset by $3.0 million of net cash proceeds from the sale of our Community College Partnerships business in May 2011. Cash used for investing activities in 2010 included a $5.0 million payment to NLC under our former obligation for the acquisition the NLC license and $1.9 million of capital expenditure activity, primarily relating to the facility build-out under our former BCC collaboration. Cash provided by investing activities in 2009 included $10.1 million of net cash proceeds from the sale of the K-12 Services division in March 2009, partially offset by $0.4 million of pre-sale capital expenditure activity.

Debt and Preferred Stock Obligations

On December 7, 2009, we acquired Penn Foster for an aggregate purchase price in cash of $170.0 million plus a working capital payment of approximately $6.2 million paid at closing, and $0.5 million paid in March 2010. To finance the acquisition, we (i) borrowed $40.0 million through a term loan under a credit agreement entered into with GE Capital (ii) borrowed $51.0 million under a senior subordinated note purchase agreement entered into with Sankaty Credit Opportunities IV, LP (“Sankaty”) and Falcon Mezzanine Partners II (and certain of its affiliates) (“Falcon”), (iii) borrowed $25.5 million in junior subordinated debt under a securities purchase agreement entered into with Sankaty and Falcon, (iv) borrowed $40.8 million under a bridge note purchase agreement entered into with Sankaty, and (v) issued an aggregate of 98,275 shares of Series E Non-Convertible Preferred Stock (“Series E Preferred Stock”) with a stated value of $1,000 per share, including 54,000 shares of Series E Preferred Stock in exchange for all outstanding Series C Convertible Preferred Stock.

The terms of these financings and subsequent amendments are described in greater detail below.

•	GE Capital Senior Credit Facilities

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

On August 6, 2010, the Company refinanced the Original Credit Facility with GE Capital by entering into an amended and restated credit agreement with GE Capital, as administrative agent, and any financial institution who becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which the Lenders agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility. The Senior Credit Facilities provided the Company with more favorable interest rates and greater flexibility with respect to financial maintenance covenants than those under the Original Credit Facility. The Company accounted for the August 6, 2010 refinancing as a loan modification and, accordingly, lender fees paid at closing of $1.7 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $0.2 million of fees paid to third parties relating to the refinancing were expensed as incurred and recorded in other (expense) income, net in the accompanying 2010 consolidated statement of operations. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) were used to invest in strategic initiatives and for general working capital purposes.

During the year ended December 31, 2011, the Company borrowed $20.0 million and repaid $9.0 million under the revolving credit facility. The Company did not borrow under the revolving credit facility during 2010. Three letters of credit totaling approximately $0.4 million were issued under the revolving credit facility during 2010 and were outstanding as of December 31, 2011 and 2010. The Company had accessible borrowing availability under the revolving credit facility of approximately $1.1 million and $8.9 million as of December 31, 2011 and 2010, respectively.

Borrowings under the Senior Credit Facilities bear interest through the five-year maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans is 5.0% to 5.5% per annum (5.5% to 6.0% under the Original Credit Facility), based on the total leverage ratio (as defined), with a LIBOR floor of 1.5% (2.0% under the Original Credit Facility). The applicable margin for base rate loans is 4.0% to 4.5% per annum (4.5% to 5.0% under the Original Credit Facility), based on the total leverage ratio (as defined). The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit. The overall weighted average interest rate in effect under the term loan and revolving credit facility for the years ended

December 31, 2011 and 2010 and for the period from December 7, 2009 to December 31, 2009 was 7.01%, 7.46% and 8.25%, respectively. The effective interest rate on the term loan when factoring in the lender fee discounts as of December 31, 2011 and 2010 was approximately 10.0% and 9.0%, respectively.

The Credit Agreement provides for quarterly installment payments under the term loan facility of $1.5 million through December 20, 2011, $2.3 million from March 20, 2012 through December 20, 2012, $3.0 million from March 20, 2013 through September 20, 2014, and a $21.0 million balloon payment at maturity on December 7, 2014. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances. During the years ended December 31, 2011 and 2010, the Company repaid $6.0 million and $5.0 million of the senior secured term loan.

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

To provide greater flexibility in maintaining covenant compliance, the Company entered into first and second amendments to the Credit Agreement in March 2011 and November 2011, respectively. In addition to adjusting the leverage and fixed charge coverage ratio covenants, the first amendment in March 2011 increased the interest rate under the Credit Agreement by 0.25% and added a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand, including accessible borrowing availability under the revolving credit facility (as defined). The second amendment in November 2011 lowered the minimum liquidity covenant requirement through maturity, waived maximum leverage ratio covenants through March 2012 (and increased limits through the remainder of 2012) and waived minimum fixed charge coverage ratios through December 2012. In addition, this amendment requires the Company to maintain minimum adjusted EBITDA levels (as defined) and in June 2012, the Company will be required to maintain minimum ratios of adjusted EBITDA (as defined) to cash interest expense (as defined). The amendments also eliminate the Company’s ability to make future acquisitions and investments in strategic ventures. As of December 31, 2011, the Company was in compliance with all of its debt covenants.

These amendments were accounted for as loan modifications and accordingly, lender fees paid at closing ($0.6 million and $0.7 million in March and November 2011, respectively) were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $0.1 million of fees paid to third parties relating to the amendments were expensed as incurred and recorded in other expense, net in the accompanying 2011 consolidated statement of operations.

If by March 31, 2012 the Company does not have commitments from new institutions, investors or other third parties that result in at least a $25.0 million repayment of the GE Senior Credit Facilities, the Company will be obligated to pay GE Capital an additional amendment fee of approximately $0.6 million. If such commitments are not obtained by June 30, 2012, the Company will be obligated to pay an additional amendment fee of approximately $1.8 million. The additional amendment fees, if incurred, are due and payable on April 1, 2013. On March 26, 2012 the Company entered into an agreement to sell the HER division for $33.0 million in cash, subject to a working capital adjustment, and expects to use the net proceeds from the sale to repay at least $25.0 million under the GE Senior Credit Facilities. Accordingly, the Company does not expect to incur these additional amendment fees.

•	Senior Subordinated Notes

On December 7, 2009, the Company entered into a senior subordinated note purchase agreement (the “Senior Note Purchase Agreement”) which the aggregate principal amount of approximately $51.0 million senior subordinated notes of the Company (the “Term B Notes”) were purchased. The Company used the net proceeds of $49.6 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

In August 2010, and again in March, November and December 2011, the Company entered into amendments to the Senior Note Purchase Agreement that provided the Company with, among other things, greater flexibility in maintaining covenant compliance. The amendments in November and December 2011 also increased the Company’s short-term liquidity by adjusting the interest terms on the Term B Notes (described below) and by providing the Company with a second lien delayed draw facility (the “Term A Notes”, and collectively with the Term B Notes, the “Senior Subordinated Notes”) whereby the Company may borrow up to $5.0 million at any time through June 30, 2012. Once utilized, the delayed draw facility will bear interest at 17.5%, payable in cash on a quarterly basis. The Term A Notes mature on March 7, 2015. If the Company prepays any outstanding advances under the Term A Notes prior to maturity, the Company would be obligated to pay a prepayment premium ranging from 2.0% to 10.0%, depending on the timing and amount of the prepayment. The Company paid a $0.1 million fee for the Term A Notes facility in November 2011 which it recorded as deferred debt issuance costs in other long term assets in the accompanying 2011 consolidated balance sheet and which is being amortized to interest expense over the life of the facility. No amounts were outstanding under the Term A Notes as of December 31, 2011.

The Term B Notes mature on June 7, 2015, unless otherwise prepaid or accelerated. The Term B Notes bear interest at 17.5% per annum, of which 13.0% is payable quarterly in cash and 4.5% is payable quarterly in kind or, at the Company’s option, in cash. The amendments in November and December 2011 increased the Company’s short-term liquidity by temporarily converting the 13.0% cash component to a payable in kind feature. Specifically, the existing interest rate under the Term B Notes of 17.5% per annum, was amended to 18.5% per annum, all of which is payable quarterly in kind from October 1, 2011 through March 31, 2013. At that time, the interest rate will resort back to 17.5% per annum, with the quarterly 13.0% cash and 4.5% payable in kind features resuming. The Term B Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Term B Notes when factoring in discounts was 19.5% as of December 31, 2011.

The Senior Note Purchase Agreement contains various provisions which require the Company to make mandatory prepayments on the Term B Notes, subject to specified exceptions, with the proceeds of asset sales, debt and specified equity issuances and changes of control. In the event of a prepayment upon a change of control occurring after the 24 month anniversary of the closing date, the change of control premium is equal to 101% of the principal amount outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances prior to the 30 month anniversary of the closing date, the prepayment premium is equal to all interest and fees that would have been due from the date of the prepayment through the 30 month anniversary of the closing date, discounted at a rate equal to the Treasury rate in effect plus 0.50% plus 102% of the principal amount outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 30 month anniversary of the closing date and on or before the 42 month anniversary of the closing date, the prepayment premium will be equal to 2% of the principal balance then outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 42 month anniversary of the closing date and on or before the 54 month anniversary of the closing date, the prepayment premium will be equal to 1% of the principal balance then outstanding. There is no prepayment premium due in the event of a prepayment upon an asset sale or debt and specified equity issuances after the 54 month anniversary of the closing date.

The provisions requiring mandatory prepayments due upon a change of control, an asset sale and debt and specified equity issuances constitute a compound embedded derivative that is being accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Term B Notes was $0.5 million which was subtracted from the original carrying amount of the Term B Notes and reflected as a debt discount, and also increased long-term liabilities by $0.5 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) in the consolidated statement of operations. As of December 31, 2011 and 2010, the fair value of the embedded derivative was $0.2 million and $0.2 million, respectively, and the Company recorded gains of $0.01 million, $0.3 and $0.04 million in other expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s obligations under the Senior Subordinated Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. The Senior Note Purchase Agreement also grants the holders of the Senior Subordinated Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

In addition to other covenants, the Senior Subordinated Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Senior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $17.3 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Senior Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable.

As mentioned above, the Company entered into amendments to the Senior Note Purchase Agreement in August 2010, and again in March, November and December 2011 to provide, among other things, greater flexibility in maintaining covenant compliance. In addition to adjusting the leverage and fixed charge coverage ratio covenants, the March 2011 amendment added a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand. The amendment in November 2011 lowered the minimum liquidity covenant requirement through maturity, waived maximum leverage ratio covenants through March 2012 (and increased limits through the remainder of 2012) and waived minimum fixed charge coverage ratios through December 2012. In addition, this amendment requires the Company to maintain minimum adjusted EBITDA levels (as defined). The amendments also eliminate the Company’s ability to make future acquisitions and investments in strategic ventures. As of December 31, 2011, the Company was in compliance with all of its debt covenants.

The November 2011 amendment was accounted for as a loan modification and accordingly, lender fees of $0.4 million paid in November 2011 were recorded as additional debt discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Term B Notes. No significant fees were paid to lenders for any of the other amendments in 2010 or 2011.

•	Junior Notes

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

The Company is required to redeem the Junior Notes upon the election of a majority of the holders of the Junior Notes (i) if the ratio of consolidated total debt to consolidated adjusted EBITDA exceeds 6.00 to 1 at any time after the Senior Notes cease to be outstanding or (ii) upon a change of control or other liquidation event of the Company. The redemption price for a mandatory redemption is equal to the outstanding principal amount plus accrued interest on the Junior Notes, except that, in the case of a redemption for a change of control or other liquidation event of the Company within 18 months of the closing, the redemption price would have been 1.9 times the original aggregate amount of the Junior Notes. The provision for prepayment due upon the holders’ election to redeem the Junior Notes constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of the embedded derivative upon the issuance of the Junior Notes was $1.0 million and was subtracted from the original carrying amount of the Junior Notes and reflected as a debt discount, and also increased long-term liabilities by $1.0 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2011 and 2010, the fair value of the embedded derivative was $0.2 million and $0.5 million, respectively and the Company recorded gains of $0.3 million, $0.4 million and $0.05 million in other (expense) income, net in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

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

•	Bridge Notes

On December 7, 2009, the Company entered into a bridge note purchase agreement (the “Bridge Note Purchase Agreement”) in which the aggregate principal amount of approximately $40.8 million of Bridge Notes were purchased. The Company used the net proceeds of $39.7 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

On April 21, 2010, the Company used $35.0 million of the net proceeds from the sale of common stock to repay a portion of the Bridge Notes. On April 29, 2010, the Company repaid the remaining balance of $5.8 million under the Bridge Notes with proceeds from the over-allotment option of the common stock offering. In conjunction with the repayments, the Company recorded charges of $1.0 million in the second quarter of 2010 related to fees and the write-off of unamortized debt issuance costs, discounts and an associated embedded derivative, which are reflected in other expense, net in the accompanying 2010 consolidated statement of operations.

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

•	Series D Preferred Stock

On April 21, 2010, the Company shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) into 111,503 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The conversion was mandatory, with the shares of Series E Preferred Stock converting into shares of Series D Preferred Stock at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share. The Series D Preferred Stock is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. As of December 31, 2011 and 2010, the Series D Preferred Stock was convertible into approximately 26,760,000 and 24,781,000 shares, respectively, of common stock. Dividends on the Series D Preferred Stock accrue and are cumulative at the rate of 8.0% per year, compounded annually until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

The excess of the carrying amount of the Series E Preferred Stock on April 21, 2010 ($112.6 million, exclusive of unamortized Preferred Stock issuance costs) over the conversion value of the Series D Preferred Stock ($111.5 million) was recognized in the second quarter of 2010 as earnings available to common shareholders in the accompanying 2010 consolidated statement of operations. The unamortized Preferred Stock issuance costs will continue to be accreted to additional paid-in capital through December 7, 2014.

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

•	Series E Preferred Stock

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

The excess of the carrying amount of the Series C Preferred Stock on December 7, 2009 ($67.3 million) over the fair value of the Series E Preferred Stock received in the conversion ($54.0 million) was recognized as earnings available to common shareholders in the accompanying consolidated statement of operations for the year ended December 31, 2009. The Company used the net cash proceeds from the issuance and sale of 40,000 shares of Series E Preferred stock ($38.4 million after deducting issuance costs) to fund the Penn Foster acquisition.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2011, our principal contractual obligations and commercial commitments consist of long-term debt obligations, capital lease obligations for office equipment, long-term office and classroom leases and minimum purchase obligations for customized textbooks.

The following table summarizes our contractual obligations and other commercial commitments set forth therein as of December 31, 2011.

	Payments due by period ($ in millions)
Contractual Obligations	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$138.5	$9.0	$53.0	$76.5	$—
Cash interest expense	112.8	4.2	23.0	85.6	—
Capital lease obligations	0.2	0.1	0.1	—	—
Operating lease obligations	30.7	8.6	13.0	5.5	3.6
Minimum purchase commitments	3.3	2.3	1.0	—	—

Total	$285.5	$24.2	$90.1	$167.6	$3.6

Long-term debt obligations primarily consist of the GE Capital credit facility term and revolving loans, the Senior Term B Notes and the Junior Notes described above under “Liquidity and Capital Resources”. The obligations under the GE Capital credit facility bear interest at a variable rate based upon, at our option, either LIBOR or a base rate, plus an applicable margin (as defined). For projections of our cash interest related to the GE Capital credit facility, we assumed an interest rate of 7.02% for our term loan and 7.75% for our revolving loans through the maturity date of December 7, 2014.

The contractual obligations table above does not include $3.0 million of net unrecognized tax benefits at December 31, 2011 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. The table above also does not include obligations under our information technology services agreement as we can terminate the agreement with six months written notice and the payment of a termination fee ranging from $0.6 million to $0.9 million if terminated in 2012, plus other ancillary equipment costs.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated amendments to goodwill impairment testing. The amendments revised the steps required to test for goodwill impairment. Under prior guidance, a two-step process was followed, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be “more likely than not”, then the two-step test does not need to be conducted. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the fourth quarter of 2011. Refer to Note 5 in the accompanying consolidated financial statements.

In June 2011, the FASB issued a new accounting standard that eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. This guidance is effective for periods beginning after December 15, 2011 and while early adoption is permitted, we do not plan to adopt this guidance early. The adoption of this standard will not have an impact on our financial condition, results of operations or cash flows.

In December 2010, the FASB issued an amendment to goodwill impairment testing that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have an impact on the Company since we do not have any reporting units with zero or negative carrying amounts at December 31, 2011.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this guidance and will incorporate the new disclosures in the event we consummate a business acquisition in the future.

In September 2009, the Emerging Issues Task Force (the “EITF”) reached final consensus on the issue related to revenue arrangements with multiple deliverables. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This issue was effective for the Company’s revenue arrangements entered into or materially modified on or after January 1, 2011. We adopted this guidance and it did not have a material impact on our financial statements.

In January 2010, the FASB issued an accounting standard update that improves disclosures about fair value measurements, including adding new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for the Company on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for the Company on January 1, 2011. We adopted this accounting standard, including the deferred portion relating to the Level 3 rollforward on January 1, 2010, resulting in additional footnote disclosures regarding certain financial assets and liabilities held by us as described in Note 17 to the accompanying consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (“VIE”). The new approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. Further, the new accounting standard requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The pronouncement became effective for the Company on January 1, 2010 and we applied the provisions in connection with the strategic venture entered into with National Labor College in April 2010, as described in Note 3 to the accompanying consolidated financial statements. With the exception of this strategic venture, the adoption of this accounting standard did not change any of our previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

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

In accordance with updated guidance to goodwill impairment testing issued by the Financial Accounting Standards Board (the “FASB”) in September 2011, we initially assess qualitative factors regarding the likelihood of impairment before applying a two-step impairment test on goodwill. These qualitative factors include the evaluation of events and circumstances involving adverse developments in economic conditions, industry and market environments, financial performance and other factors. If impairment is not determined to be “more likely than not”, then we do not conduct the two-step test. If it is determined that an impairment is more likely than not, we apply a two-step test at the reporting unit level. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and there is no need to apply the second step of testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill.

To determine the fair value of our reporting units, we rely on two valuation methods, combining income-based and market-based approaches and applying relatively even weightings to the results. The income-based approach incorporates projected cash flows, as well as a terminal value, and discounts such cash flows by a risk adjusted rate of return. This risk adjusted discount rate is based on a weighted average cost of capital , which represents the average rate a business must pay its providers of debt and equity. The market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The assumptions used in these approaches require significant judgment, and changes in assumptions or estimates could materially affect the determination of fair value of our reporting units. Management believes the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the discount rate applied to those cash flows, long-term growth rates and the selection of comparable market multiples. The assumptions used in determining our expected future cash flows consider various factors such as anticipated operating trends particularly in student enrollment and pricing, planned capital investments, anticipated economic and regulatory conditions and planned business and operating strategies over a long-term horizon. Management believes its assumptions and cash flow projections are reasonably achievable given current market conditions and planned business and operating strategies.

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

During the third quarter of 2011, we continued to experience lower than expected profitability in the HER and Penn Foster businesses and accordingly, prepared a revised plan for fiscal 2011 and beyond. This plan incorporated updated estimates of future demand for product offerings and projected cash flows from the implementation of new initiatives and operating strategies. As a result of these events, management determined that it was appropriate to perform interim period tests for impairment in its HER and Penn Foster reporting segments as of September 30, 2011.

We reviewed our long-lived assets, excluding goodwill, territorial marketing rights and trade names, by performing recoverability tests that compared the carrying amount of the HER and Penn Foster long-lived asset groups, to their respective undiscounted cash flows expected to result from the use and eventual disposition of these asset groups. Management concluded from the results of the recoverability tests that neither the HER nor Penn Foster long-lived asset groups were impaired.

We performed an impairment test on our indefinite-lived intangible assets that involved a comparison of the estimated fair value of the intangible assets with their respective carrying values. To determine the fair value of the HER territorial marketing rights intangible asset, we used a discounted cash flow valuation approach, based on estimated royalty income generated from our product sales. Management concluded that there was no impairment to the HER territorial marketing rights intangible asset. To determine the fair value of the Penn Foster trade name intangible asset, we used the relief-from-royalty method. This method estimates the benefit of owning the intangible asset rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. Management concluded that the carrying value of the Penn Foster trade name intangible asset exceeded its fair value, and recorded a $6.8 million impairment loss in the third quarter of 2011 in the amount equal to that excess. This impairment was primarily the result of lower projected revenues for the Penn Foster division.

We tested for goodwill impairment at the reporting unit level by applying the two-step test described above. Our findings from the step-one test on the HER division indicated that the carrying value of its assets exceeded the estimated fair value of the division, and accordingly, we performed the second step test which determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill, and recorded an impairment loss of $76.7 million in the third quarter of 2011 in the amount equal to that excess. Management believes that changes in cash flow assumptions, particularly around student enrollments and pricing, are the primary drivers leading to this impairment charge.

Our findings from the step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 9%, and therefore $100.5 million of goodwill allocated to our Penn Foster was not impaired. Given that Penn Foster was acquired in December 2009, management expects the estimated fair value of Penn Foster to reasonably approximate and exceed the division’s carrying value. Should the Penn Foster division’s revenue, profitability or financial performance be adversely affected in the future, the goodwill allocated to this division could become impaired.

On March 26, 2012, we entered into an agreement to sell the HER division for $33.0 million in cash, subject to a purchase price adjustment for changes in working capital of the HER division. In addition, we concluded that there is doubt as to our ability to continue as a going concern. As a result of these events, management determined that it was appropriate to perform additional tests for impairment in its HER and Penn Foster reporting segments as of December 31, 2011.

The review of our long-lived assets, excluding goodwill, territorial marketing rights and trade names, determined that the carrying amount of the HER long-lived asset group exceeded the undiscounted cash flows expected to result from the use and anticipated disposition of the HER division. As a result, we recorded an impairment loss of $8.4 million in the fourth quarter of 2011. Approximately $4.5 million of this loss was allocated to the HER division’s franchise cost intangible asset and $3.9 million was allocated to the HER division’s internally developed software. The Penn Foster long-lived asset group was not impaired.

We performed an impairment test for our indefinite-lived intangible assets and determined that neither the HER territorial marketing rights intangible asset nor the Penn Foster trade name intangible asset were impaired.

We tested for goodwill impairment at the reporting unit level by applying the two-step test, similar to the process followed during the third quarter of 2011. Our findings determined that the HER division’s goodwill was fully impaired and as a result an impairment charge of $8.0 million was recorded during the fourth quarter of 2011 to write-off the remaining HER goodwill. The findings from our step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 12%, and therefore $100.5 million of goodwill allocated to our Penn Foster division was not impaired.

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

Enrollments in fall 2011 programs that drove fees earned by our former NLC strategic venture were less than anticipated and accordingly, in the third quarter of 2011 management performed a recoverability test on the CEP long-lived assets, primarily consisting of the NLC license intangible, and determined that it was impaired. In determining fair value, management considered the settlement value realized from the termination of the strategic venture in November 2011. We recorded an impairment loss of $8.4 million in the third quarter of 2011 for the excess of the NLC license carrying value over its estimated fair value. This impairment loss is included in loss from discontinued operations in the accompanying consolidated 2011 statement of operations. Upon termination of the NLC strategic venture in November 2011, the Company disposed of the remaining carrying value of the NLC license.

As discussed under Goodwill and Indefinite-Lived Intangible Assets above, we recorded an impairment loss related to our HER division’s long-lived assets of $8.4 million in the fourth quarter of 2011.

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

Revenue Recognition

We are required to make estimates or judgments that are difficult or subjective primarily for HER institutional contracts that require us to provide more than one product or service and accordingly record revenue in accordance with an accounting standard that provides guidance for revenue arrangements with multiple deliverables. In accounting for multiple-element arrangements, we must estimate the accounting value attributable to the different contractual elements and determine the timing for recognition of each element. Revenue is allocated to each element based on our assessment of the selling price of that element to the aggregate selling price of all elements. The selling price must be reliable, verifiable and objectively determinable. When available, such determination is based principally on the pricing of similar arrangements with unrelated parties that are not part of a multiple-element arrangement.

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

We are exposed to interest rate risk as a result of the outstanding debt under our Senior Credit Facilities, which bears interest, at the Company’s option, at either LIBOR or a defined base rate plus an applicable margin. At December 31, 2011, our total outstanding term and revolving loan balances under the Senior Credit Facilities exposed to variable interest rates was $62.0 million. A 10% increase in the interest rate on this balance would increase annual interest expense by $0.4 million. We do not carry any other variable interest rate debt.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ (deficit) equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of The Princeton Review, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9(A). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 16, 2012

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$5,622	$14,831
Restricted cash	550	456
Accounts receivable, net of allowance of $1,004 and $997, respectively	9,030	9,744
Other receivables, including $71 from related parties as of December 31, 2010	284	1,625
Inventory	8,559	7,488
Prepaid expenses and other current assets	2,177	3,633
Deferred tax assets	271	7,006

Total current assets	26,493	44,783

Property, equipment and internal use software, net	30,973	37,551
Goodwill	100,530	185,237
Other intangibles, net	64,698	106,174
Other assets	5,659	6,440

Total assets	$228,353	$380,185

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$5,595	$6,914
Accrued expenses	14,247	14,874
Deferred acquisition payments	—	5,750
Current maturities of long-term debt	9,131	6,258
Deferred revenue	30,857	29,783

Total current liabilities	59,830	63,579

Deferred rent	1,868	1,913
Long-term debt	137,175	124,516
Long-term portion of deferred acquisition payments	—	10,000
Other liabilities	4,386	6,202
Deferred tax liability	10,404	25,561

Total liabilities	213,663	231,771
Series D Preferred Stock, $0.01 par value; 300,000 shares authorized; 111,503 shares issued and outstanding	125,429	115,614
Series E Preferred Stock, $0.01 par value; no shares and 108,275 shares authorized, respectively; no shares issued and outstanding	—	—

Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity
Preferred stock, undesignated, $0.01 par value; 4,700,000 and 4,591,725 shares authorized, respectively; none issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 56,098,059 and 53,563,915 shares issued and 56,003,871 and 53,499,759 shares outstanding, respectively	561	536
Treasury stock (94,188 and 64,156 shares, respectively; at cost)	(180)	(168)
Additional paid-in capital	206,354	213,813
Accumulated deficit	(317,435)	(181,365)
Accumulated other comprehensive loss	(39)	(16)

Total stockholders’ (deficit) equity	(110,739)	32,800

Total liabilities and stockholders’ (deficit) equity	$228,353	$380,185

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue
Higher Education Readiness	$100,309	$102,766	$110,414
Penn Foster	88,445	96,387	5,485
SES	—	14,676	27,620

Total revenue	188,754	213,829	143,519

Operating expenses
Costs of goods and services sold (exclusive of items below)	66,311	76,979	55,998
Selling, general and administrative	108,683	114,405	78,579
Depreciation and amortization	19,755	34,055	8,347
Restructuring and other related expenses	1,637	4,327	7,711
Acquisition and integration expenses	3,080	5,362	2,984
Loss on impairment of goodwill and other assets	99,911	—	—

Total operating expenses	299,377	235,128	153,619
Operating loss from continuing operations	(110,623)	(21,299)	(10,100)
Interest expense	(21,539)	(21,793)	(2,565)
Interest income	—	29	36
Other expense, net	(238)	(341)	(517)

Loss from continuing operations before income taxes	(132,400)	(43,404)	(13,146)
Benefit (provision) for income taxes	8,455	(1,686)	(756)

Loss from continuing operations	(123,945)	(45,090)	(13,902)

Discontinued operations
Loss from discontinued operations	(13,557)	(6,650)	(700)
Gain from disposal of discontinued operations	1,432	—	3,230
Provision for income taxes from discontinued operations	—	—	(1,014)

(Loss) income from discontinued operations	(12,125)	(6,650)	1,516

Net loss	(136,070)	(51,740)	(12,386)
Earnings to common shareholders from exchange and conversion of preferred stock	—	1,128	13,255
Dividends and accretion on preferred stock	(9,815)	(9,908)	(5,308)

Net loss attributed to common stockholders	$(145,885)	$(60,520)	$(4,439)

Loss per share:
Basic and diluted
Loss from continuing operations	$(2.45)	$(1.15)	$(0.18)
(Loss) income from discontinued operations	(0.22)	(0.14)	0.04

Net loss attributed to common stockholders	$(2.67)	$(1.29)	$(0.13)

Weighted average shares used in computing loss per share
Basic and diluted	54,687	46,868	33,728

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Loss

(in thousands)

	Stockholders’ (Deficit) Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	33,729	$337	—	—	$164,153	$(117,239)	$(821)	$46,430
Exercise of stock options	8	—	—	—	18	—	—	18
Vesting of restricted stock	25	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,979	—	—	2,979
Dividends and accretion of issuance costs on Series C Preferred Stock	—	—	—	—	(4,609)	—	—	(4,609)
Exchange of Series C to Series E Preferred Stock	—	—	—	—	13,255	—	—	13,255
Dividends and accretion of issuance costs on Series E Preferred Stock	—	—	—	—	(699)	—	—	(699)
Shares received in settlement of note receivable	(35)	—	—	—	(162)	—	—	(162)
Comprehensive loss
Net loss	—	—	—	—	—	(12,386)	—	(12,386)
Change in unrealized foreign currency gain (loss)	—	—	—	—	—	—	433	433

Comprehensive loss								(11,953)

Balance at December 31, 2009	33,727	$337	—	—	$174,935	$(129,625)	$(388)	$45,259

Exercise of stock options	35	1	—	—	63	—	—	64
Vesting of restricted stock	216	2	(64)	$(168)	(2)	—	—	(168)
Stock-based compensation	—	—	—	—	3,454	—	—	3,454
Dividends and accretion of issuance costs on Series E Preferred Stock	—	—	—	—	(3,535)	—	—	(3,535)
Conversion of Series E to Series D Preferred Stock	—	—	—	—	1,128	—	—	1,128
Dividends and accretion of issuance costs on Series D Preferred Stock	—	—	—	—	(6,373)	—	—	(6,373)
Shares issued in conjunction with acquisition (Note 2)	3,486	35	—	—	9,908	—	—	9,943
Adjustment to value of acquisition shares issued in 2008 (Note 2)	—	—	—	—	(9,943)	—	—	(9,943)
Issuance of common stock	16,100	161	—	—	44,178	—	—	44,339
Comprehensive loss
Net loss	—	—	—	—	—	(51,740)	—	(51,740)
Change in unrealized foreign currency gain (loss)	—	—	—	—	—	—	372	372

Comprehensive loss								(51,368)

Balance at December 31, 2010	53,564	$536	(64)	$(168)	$213,813	$(181,365)	$(16)	$32,800

Vesting of restricted stock	1,937	19	(30)	(12)	(20)	—	—	(13)
Stock-based compensation	597	6	—	—	2,376	—	—	2,382
Dividends and accretion of issuance costs on Series D Preferred Stock	—	—	—	—	(9,815)	—	—	(9,815)
Comprehensive loss
Net loss	—	—	—	—	—	(136,070)	—	(136,070)
Change in unrealized foreign currency gain (loss)	—	—	—	—	—	—	(23)	(23)

Comprehensive loss								(136,093)

Balance at December 31, 2011	56,098	$561	(94)	$(180)	$206,354	$(317,435)	$(39)	$(110,739)

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows provided by continuing operating activities:
Net loss	$(136,070)	$(51,740)	$(12,386)
Less: (Loss) income from discontinued operations	(12,125)	(6,650)	1,516

Loss from continuing operations	(123,945)	(45,090)	(13,902)
Adjustments to reconcilie net loss to net cash provided by operating activities
Depreciation	3,924	6,084	2,465
Amortization	15,831	27,971	5,882
Gain on investments	—	—	(169)
Bad debt expense	224	799	245
Change in fair value of embedded derivatives	(336)	(757)	(100)
Deferred income taxes	(8,422)	996	116
Deferred rent	10	227	(106)
Stock based compensation	2,382	3,454	2,979
Non-cash interest	12,905	9,995	943
Loss from retirement of debt	—	941	733
Write off of SES inventory	—	942	—
Loss on impairment of goodwill and other assets	99,911	—	—
Other	(881)	(325)	(122)
Net change in operating assets and liabilities:
Accounts receivable	1,702	7,928	4,282
Inventory	(1,071)	(435)	(597)
Prepaid expenses and other assets	1,543	2,258	620
Accounts payable and accrued expenses	(292)	(5,299)	656
Deferred revenue	1,074	(3,104)	(404)

Net cash provided by continuing operating activities	4,559	6,585	3,521

Cash flows used for investing activities:
Purchases of furniture, fixtures and equipment	(711)	(2,657)	(940)
Expenditures for software and content development	(8,797)	(13,437)	(8,420)
Change in restricted cash	(94)	170	(11)
Acquisition of businesses and franchises, net of cash acquired	(60)	(1,055)	(169,425)
Proceeds from equity investment sale	—	—	169

Net cash used for investing activities	(9,662)	(16,979)	(178,627)

Cash flows provided by financing activities
Proceeds from the sale of common stock, net of issuance costs	—	44,339	—
Proceeds from borrowings under credit facilities	20,000	20,331	41,059
Proceeds from issuance of long-term debt	—	—	114,204
Proceeds from sale of Series E Preferred Stock, net of issuance cost	—	9,508	38,352
Proceeds from exercise of stock options	—	65	18
Payment for retirement of bridge note	—	(40,816)	—
Payments of borrowings under term loan credit facility	(6,000)	(5,000)	(23,500)
Payments of borrowings under revolving credit facility	(9,000)	—	—
Debt amendment and issuance costs	(1,867)	(1,017)	(1,517)
Purchases of common stock	(12)	(168)	—
Capital lease payments	(137)	(189)	(189)
Payments of notes payable related to acquisitions	(118)	(412)	(724)

Net cash provided by financing activities	2,866	26,641	167,703

Effect of exchange rate changes on cash	(44)	12	241

Cash flows (used for) provided by continuing operations	(2,281)	16,259	(7,162)

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from discontinued operations
(Loss) income from discontinued operations	(12,125)	(6,650)	1,516
Gain on disposal of discontinued operations	(1,432)	—	(3,230)
Loss on impairment of other intangible assets	8,352	—	—
Other adjustments to reconcile net (loss) income to net cash used for discontinued operating activities	2,323	2,029	348

Net cash used for operating activities	(2,882)	(4,621)	(1,366)

Cash received from disposal of discontinued operations	3,022	—	10,113
Other cash used for investing activities	(7,068)	(6,882)	(363)

Net cash (used for) provided by investing activities	(4,046)	(6,882)	9,750

Net cash (used for) provided by discontinued operations	(6,928)	(11,503)	8,384

(Decrease) increase in cash and cash equivalents	(9,209)	4,756	1,222
Cash and cash equivalents, beginning of period	14,831	10,075	8,853

Cash and cash equivalents, end of period	$5,622	$14,831	$10,075

Supplemental cash flow disclosures:
Cash paid for interest	$9,503	$12,818	$1,237
Cash paid for income taxes	352	1,677	576
Cash received from sales to related party	—	760	—
Non cash investing and financing activities:
Equipment acquired through capital leases	—	—	61
Exchange of Series C to Series E Preferred Stock	—	—	67,255
Conversion of Series E to Series D Preferred Stock	—	110,510	—

The accompanying notes are an integral part of the consolidated financial statements.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies

Business

As described in Note 18, on March 26, 2012, we entered into an Asset Purchase Agreement (the “Agreement”) with an affiliate of Charlesbank Capital Partners (“Buyer”) pursuant to which, upon the terms and subject to the conditions set forth in the Agreement, we will sell, and Buyer will buy, substantially all of the assets of our Higher Education Readiness (“HER”) division, including the name and brand of The Princeton Review. The consideration for the sale of the HER division will be $33.0 million in cash plus the assumption of $12.0 million in net working capital liabilities. The purchase price will be adjusted to account for any variance from the target working capital level. We expect to use the net proceeds from the sale to repay obligations outstanding under our senior credit facilities with General Electric Capital Corporation. Upon consummation of the transaction, we will serve as a holding company for the Penn Foster division, will cease to be known as The Princeton Review and will formally adopt a new, to be determined, corporate name.

The information presented below describes our business as it existed on and prior to December 31, 2011.

The Princeton Review, Inc. and its consolidated subsidiaries (together, the “Company” or “Princeton Review”), provide in-person, online and print products and services targeting the high school and post-secondary markets. Through November 2011, the business operated through three segments: The Higher Education Readiness (“HER”) division (formerly referred to as the Test Preparation Services division), the Penn Foster division (through the wholly owned subsidiary, Penn Foster Group, Inc.) and the Career Education Partnerships (“CEP”) division. The HER division provides in-person and online test preparation courses, including classroom-based and small group instruction and individual tutoring in test preparation and academic subjects. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand as well as from the sale of more than 185 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand sold primarily through Random House, Inc. The Penn Foster division, acquired in December 2009, is the oldest and one of the largest distance career schools in the world, generating over 125,000 new enrollments annually. This division provides regionally and nationally accredited, career-focused, online degree and vocational programs in the United States, Canada and over 150 countries around the world. Until November 2011, the CEP division provided services through strategic relationships with institutions of higher education to expand enrollment capacities, develop, market and launch new educational programs, and support various technical, operational and financial activities associated with the educational initiatives. During 2011, in conjunction with the termination of strategic ventures with Bristol Community College and the National Labor College, the Company ceased all activities relating to strategic venture partnerships and discontinued its CEP division. In March 2009, the Company sold substantially all of the assets and liabilities of its K-12 Services division. Accordingly, the results of operations and cash flows relating to the former CEP and K-12 Services divisions are presented as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows. Refer to Note 3.

Through the end of the 2009-2010 school year ending in June 2010, the Supplemental Educational Services (“SES”) division provided tutoring and supplemental educational services under the No Child Left Behind Act of 2001 to students in schools and school districts in the United States. The Company exited the SES business after completing its SES programs at the end of the 2009-2010 school year.

As of December 31, 2011, the Company operates through its two remaining divisions: HER and Penn Foster.

Liquidity Risk and Management Plans

As of December 31, 2011, the Company was in compliance with its debt covenants. On March 26, 2012, the Company entered into an asset purchase agreement to sell its HER division as disclosed in Note 18. Upon the closing of the sale, which is expected to occur within the next 30 to 60 days (the “Sale Closing”), the Company will report the HER division as a discontinued operation beginning in the first quarter of 2012 (the “HER Discontinued Operation”). As a result of the HER Discontinued Operation, the Company will no longer be able to include the division’s current and prior earnings for the purposes of determining compliance with the Company’s existing debt covenants. The Company is currently discussing with its lenders a debt covenant waiver or amendment that accounts for the HER Discontinued Operation impact, but there are no assurances that the Company will be able to comply with its future covenants without such a waiver or an amendment.

In addition, the Company continues to operate with limited liquidity. Total liquidity as of December 31, 2011 was $11.7 million, comprised of $5.6 million of cash and cash equivalents, $1.1 million of accessible borrowing availability under our $12.5 million revolving credit facility and $5.0 million of borrowing availability under a new facility obtained from our senior subordinated note holders in November 2011 (refer to Note 7). While, upon the Sale Closing, the Company expects to receive cash proceeds in excess of $25.0 million, the Company’s senior secured debt agreements require the sale proceeds to be used to reduce its existing debt. The Company is currently discussing with its senior secured lenders an amendment or refinancing to improve the liquidity position of the Company, but there are no assurances that the Company will be able to secure such an amendment or refinancing.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from continuing operations and has a net working capital deficit and a stockholders’ deficit. These conditions, including the limited liquidity described above raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to take actions to increase profitability and liquidity by improving operating efficiencies and sales execution. In addition, management continues to aggressively pursue opportunities to address its capital structure in the near term by evaluating and/or pursuing various alternatives including, but not limited to, raising capital through issuances of new securities, swapping debt for equity, securing additional debt financing from new or existing investors and/or raising capital through the sale of assets, including the aforementioned agreement to sell the HER division. As part of these efforts, the Company has engaged legal and financial restructuring advisors, and is in discussions with its senior credit facility lenders, subordinated note holders and preferred stockholders regarding the terms of a restructuring. While there is no assurance that the Company will be able to successfully restructure its debt, the Company anticipates that a restructuring to significantly deleverage its balance sheet will entail significant dilution to the Company’s existing stockholders that results in the stockholders owning, at most, a very small percentage of the Company’s outstanding common stock.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated audited financial statements include the accounts of The Princeton Review, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to rules and regulations of the Securities and Exchange Commission. All intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.

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

Reclassifications

Certain prior period amounts relating to discontinued businesses have been reclassified in the accompanying consolidated statements of operations and statements of cash flows to conform to the current year presentation. Refer to Note 3.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. The Company’s cash deposits on hand at one financial institution often exceed federally insured limits.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions. Restricted cash includes funds held as collateral for security with one of the HER division’s credit card service providers and funds that are held as collateral to a letter of credit agreement between the Penn Foster division and the Pennsylvania Department of Education.

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

The Company charges bad debt expense when establishing this allowance and writes off account balances against the allowance when it is probable the receivable will not be recovered. The Company wrote off account balances of approximately $0.2 million, $0.6 million and $0.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Software Development

The Company capitalizes certain direct development costs associated with internal-use software and web site development. These capitalized costs are amortized on a straight-line basis over a period not to exceed 3 years beginning when the assets are substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. For the years ended December 31, 2011 and 2010, the Company capitalized approximately $6.1 million and $12.5 million, respectively, in internal-use software and web site development costs. These amounts include development relating to the Company’s multi-year company-wide effort to replace legacy system infrastructure and integrate it with Penn Foster’s financial system. The Company completed the development under this project in the third quarter of 2011.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded related amortization expense of approximately $2.8 million, $6.9 million and $2.0 million, respectively. The amortization expense for 2010 includes the impact of revising our depreciation policy for internal-use software and web site development costs as well as the impact of accelerating amortization on our former legacy ERP system, as the Company took actions to cease use of the legacy system and to utilize and enhance Penn Foster’s ERP system prospectively. As of December 31, 2011 and 2010, the net book value of capitalized internal-use software and web site development costs (excluding development in process) was $16.1 million and $0.7 million, respectively.

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

In accordance with updated guidance to goodwill impairment testing issued by the Financial Accounting Standards Board (the “FASB”) in September 2011, the Company initially assesses qualitative factors regarding the likelihood of impairment before applying a two-step impairment test on goodwill. These qualitative factors include the evaluation of events and circumstances involving adverse developments in economic conditions, industry and market environments, financial performance and other factors. If impairment is not determined to be “more likely than not”, then the Company does not conduct the two-step test. If it is determined that an impairment is more likely than not, the Company applies a two-step test at the reporting unit level. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and there is no need to apply the second step of testing. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. During the third and fourth quarter of 2011, the Company recorded losses on impairment of goodwill relating to the HER division. Refer to Note 5.

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. During the third quarter of 2011, the Company recorded a loss on impairment relating to its Penn Foster trade names. Refer to Note 5.

Other Intangible Assets

Franchise costs represent the cost of franchise rights purchased by the Company from third parties and are amortized using the straight-line method over the remaining useful life of the applicable franchise agreement, ranging from eight to twenty-eight years.

Course content includes the program content acquired from Penn Foster on December 7, 2009 and represents the value of over 109 career programs, 23 degree programs, 138 high school courses and 2,000 industrial training courses that existed as of the acquisition date. This acquired course content is amortized on an accelerated basis over a period of seven years. Course content also includes certain expenditures incurred by the HER and Penn Foster divisions to develop course materials and curriculum. Internally developed course content costs, which primarily consist of amounts paid to consultants and salaries of employees hired to develop the course material and curriculum, are capitalized when a course is first developed or there is a major revision to a course or significant re-write of the course materials or curriculum (for example, when a related test changes). The internally developed course content costs are amortized on a straight-line basis over a period of five years, based upon the average life cycle of the related standardized test or course. Amortization of these capitalized course content costs commences with the realization of course revenues. The cost of minor enhancements or annual updates to the curriculum and materials is expensed as incurred.

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

See Note 5 for further information with respect to the Company’s other intangible assets.

Long-Lived Assets Subject to Depreciation and Amortization

The Company reviews its long-lived assets, excluding goodwill, territorial marketing rights and trade names, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that an asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset to be held and used or over the fair value less cost to sell an asset to be disposed. During the third quarter of 2011, the Company recorded a loss on impairment relating to its NLC license, which is included in loss from discontinued operations in the accompanying consolidated statement of operations. Refer to Notes 3 and 5. During the fourth quarter, the Company recorded a loss on impairment relating to its internally developed software and franchise costs. Refer to Notes 4 and 5.

Investments in Affiliates

The Company consolidates variable interest entity investments for which it is deemed to be the primary beneficiary. See Note 3. Investments in non-wholly owned entities for which the Company can exercise significant influence over the operating and financial decisions of the entity are accounted for using the equity method of accounting. If the Company is not able to exercise significant influence over the operating and financial decisions of the investee, the cost method of accounting is used. As of December 31, 2011 and 2010, the Company did not have any equity or cost method investments.

Deferred Revenue

Deferred revenue for the HER division primarily represents customer deposits and tuition and other fees payable in advance of services. Deferred revenue for the Penn Foster division is recorded for the portion of cash received from students that is refundable under the terms of the contract and for payments received prior to delivery of services.

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

Royalty Service Fees. As consideration for the rights and entitlements granted under international franchise agreements, which entitle the franchisees to provide test preparation services utilizing the Princeton Review method in their licensed territories, the franchisees are required to pay to the Company a monthly royalty service fee equal to 8.0% to 9.5% of the franchise’s gross receipts collected during the preceding month. Royalties received from franchisees also include a per student fee for use, by their students, of our on-line supplemental course tools. Under the terms of the franchise agreements, the Company has the right to perform audits of royalty service fees reported by the franchisees. Any differences resulting from an audit, including related interest and penalties, if any, are recorded upon the completion of the audit when such amounts are determinable.

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

Multiple-deliverable Contracts. Certain of the Company’s customer contracts represent multiple-element arrangements, which may include several of the Company’s products and services. Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if certain criteria are met. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s selling price and the revenue policies described above, or other applicable GAAP, are then applied to each unit of accounting. The Company determines the selling price for elements in multiple-element arrangements based on recent sales of each element on a stand-alone basis.

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

Foreign Currency Translation

Balance sheet accounts of the Company’s Canadian subsidiaries are translated using period-end exchange rates. Statement of operations accounts are translated at monthly average exchange rates. The resulting translation adjustment is recorded as accumulated other comprehensive income.

Advertising and Promotion

Advertising and promotion costs are expensed in the period incurred. Costs related to producing mailers and other pamphlets are expensed when mailed. Total advertising and promotion expense was approximately $32.6 million, $33.6 million, and $7.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, prepaid advertising costs of $0.6 million and $1.4 million, respectively, relating to the Penn Foster division were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Restructuring and Other Related Expenses

Restructuring and other related expenses include legal and financial restructuring advisory fees and other professional fees associated with the Company’s efforts to evaluate and/or pursue various alternatives for addressing its capital structure, which began in the fourth quarter of 2011. Such fees are expensed as incurred. Restructuring and other related expenses also include the cost of employee severances, non-cancelable lease obligations and other costs associated with initiatives to consolidate or downsize operations, reorganize the Company management structure and/or eliminate duplicative assets and functions. The employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the severance costs are recognized ratably over the future service period. Non-cancelable lease obligation costs are recognized at fair value when the Company ceases using the right conveyed by the lease. Any adjustments to previously recorded restructuring charges resulting from a change to the estimated liability are recognized in the period the change occurs. Refer to Note 16.

Acquisition and Integration Expenses

Acquisition and integration expenses consist of legal, accounting and other advisory fees and transaction costs related to business acquisitions as well as the costs to integrate acquired businesses. Such costs are expensed as incurred.

Fair Value of Financial Instruments

For financial instruments including cash and cash equivalents, accounts receivable, other receivables and accounts payable, the carrying amount approximates fair value because of their short maturity. Refer to Note 7 for discussion of the fair value of our long-term debt.

Embedded Derivatives

From time to time, the Company may enter into financing arrangements where certain terms meet the definition of an embedded derivative and meet the criteria for bifurcation from the host contract. These embedded derivatives are accounted for separately from the host contract. Embedded derivatives are measured at fair value and classified in the accompanying consolidated balance sheets as other long-term liabilities. Changes in the fair value of the embedded derivatives are recognized in earnings. The derivative liabilities are revalued quarterly and changes in their fair value are recorded in other income (expense), net in the accompanying statement of operations. The Company has identified embedded derivatives in certain debt agreements that were entered into in 2009. Refer to Note 7.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risks with respect to accounts receivable are limited due to the large number of entities and individuals comprising the payor base, and their dispersion across different states. The Company does not require collateral. Included in cash and cash equivalents is $1.8 million (USD) held in Canadian banks in Canadian dollars. A significant portion of the Company’s cash is held in banks in excess of the FDIC Insurance Limits.

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

Basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding the dilutive effect of common stock equivalents. Net income (loss) attributable to common stockholders excludes accumulated unpaid dividends of preferred stock. To the extent the Company has net income attributable to common stockholders, the undistributed earnings are allocated to the common and preferred stock shareholders. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share, except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible securities. The calculation of diluted earnings (loss) per share excludes potential common shares if the effect is anti-dilutive. Refer to Note 15.

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

Discontinued Operations

A business is classified as a discontinued operation when the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from the Company’s ongoing operations, the business has either been disposed of or is classified as held for sale, and the Company will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations (as well as the gain or loss on the disposal) are aggregated and separately presented in the Company’s consolidated statements of operations, net of income taxes, and in the consolidated statements of cash flows.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated amendments to goodwill impairment testing. The amendments revised the steps required to test for goodwill impairment. Under prior guidance, a two-step process was followed, the first step being to determine and compare the estimated current fair value of each reporting unit to its carrying value. If the estimated fair value was less than the carrying value, then step two was performed to determine the amount, if any, of the goodwill impairment. The revised guidance allows a company to first make a qualitative determination regarding the likelihood of impairment before performing these two steps. If impairment is not determined to be “more likely than not”, then the two-step test does not need to be conducted. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance during the fourth quarter of 2011. Refer to Note 5.

In June 2011, the FASB issued a new accounting standard that eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. This guidance is effective for periods beginning after December 15, 2011 and while early adoption is permitted, the Company does not plan to adopt this guidance early. The adoption of this standard will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In January 2010, the FASB issued an accounting standard update that improves disclosures about fair value measurements, including adding new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. The update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for the Company on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for the Company on January 1, 2011. The Company adopted this accounting standard, including the deferred portion relating to the Level 3 rollforward on January 1, 2010, resulting in additional footnote disclosures regarding certain financial assets and liabilities held by the Company as described in Note 17.

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

2. Acquisitions

2009 Acquisitions—Penn Foster.

On December 7, 2009 (the “Closing Date”), the Company acquired all of the issued and outstanding shares (the “Shares”) of capital stock of Penn Foster Education Group, Inc. and its subsidiaries (“Penn Foster”). The acquisition was completed pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”) among Penn Foster Holdings, LLC (the “Seller”), certain members of the Seller and Penn Foster. In consideration for the sale of Shares by the Seller, the Company paid to the Seller an aggregate purchase price in cash of $170.0 million plus an estimated working capital payment of $6.2 million on the Closing Date. The Company used funds obtained pursuant to the financing arrangements discussed in Notes 7 and 8 to acquire the Shares. The working capital payment was subject to post-closing adjustments which were finalized and settled on March 23, 2010, resulting in an additional cash payment of $0.5 million which was recorded as an increase in goodwill in the first quarter of 2010.

For the years ended December 31, 2011 and 2010, Penn Foster contributed revenues of $88.4 million and $96.4 million, respectively, and losses from continuing operations of $23.5 million and $12.2 million, respectively. For the period from December 7, 2009 to December 31, 2009, Penn Foster contributed revenues of $5.5 million and a loss from continuing operations of $0.6 million. The following unaudited pro forma summary presents consolidated information of the Company for the year ended December 31, 2009 as if the acquisition of Penn Foster had occurred on January 1, 2008:

Unaudited Pro Forma Year Ended December 31, 2009
(in thousands)
Revenue	$233,927
Loss from continuing operations	(36,523)
Loss attributed to common stockholders	$(47,578)

These amounts have been calculated to reflect the additional depreciation, amortization, interest and earnings (loss) attributable to common shareholders that would have been charged assuming the fair value adjustments to fixed and intangible assets and our new capital structure had been applied from January 1, 2008, together with the consequential tax effects.

The Company incurred $3.1 million, $5.4 million and $3.0 million of acquisition and integration related costs during the years ended December 31, 2011, 2010 and 2009, respectively. The costs in 2009 were primarily attributed to legal, accounting and advisory fees related to the Penn Foster acquisition transaction, while the costs in 2010 and 2011 primarily related to the integration of legacy systems and operations with Penn Foster. These costs are included in acquisition and integration expenses in the accompanying consolidated statements of operations.

The following table summarizes the consideration transferred to acquire Penn Foster and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Penn Foster December 7, 2009
(in thousands)
Total cash consideration(a)	$176,761

Cash and cash equivalents	7,064
Accounts receivable	1,142
Other receivables	3,806
Inventories	5,454
Prepaid expenses and other assets	3,542
Deferred tax assets(b)	22,320
Property, equipment and software development	13,749
Intangible assets	79,400
Other long-term assets	3,444
Accounts payable, accrued expenses and other current liabilities(c)	(12,543)
Deferred revenue	(14,093)
Other long-term liabilities	(3,540)
Deferred income taxes	(33,514)

Net assets acquired	76,231

Goodwill	$100,530

(a)	Includes a cash payment of $0.5 million made in 2010 relating to the finalization and settlement of the working capital adjustment.
(b)	Includes an adjustment of $0.4 million made in 2010 to increase opening deferred taxes attributed to Penn Foster trade names.
(c)	Includes an adjustment of $1.4 million made in 2010 to reduce opening tax liabilities that were ultimately settled by the Seller of Penn Foster.

The goodwill from this transaction arises as a result of the Company’s expected ability to capitalize back office synergies and leverage existing and new marketing opportunities across a larger revenue base. The goodwill has been assigned to the Company’s Penn Foster segment and is not deductible for tax purposes.

The fair value of the assets acquired include accounts receivables of $1.1 million. The gross amount due under contracts was $1.4 million, of which $0.3 million was expected to be uncollectible.

The acquired intangible assets with indefinite lives consist of trade names of $31.3 million. Approximately $48.1 million of acquired intangible assets with definitive lives consist of course content, student roster and sales lead conversions, all of which will be amortized on an accelerated basis based on the estimated period that economic benefits will be realized, ranging from three to seven years. Refer to Note 5.

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

2008 Acquisitions—TSI Franchises

In 2008 the Company completed its ongoing efforts to consolidate operations by repurchasing all of its domestic franchises. This included the acquisition of Test Services, Inc. (“TSI”), the owner of ten Princeton Review franchises, in March 2008, through an Agreement and Plan of Merger with TSI and Alta Colleges, Inc., the parent corporation of TSI (the “TSI Merger Agreement”). As consideration to Alta Colleges, Inc. (“Alta”) for the acquisition, the Company paid $5.2 million in cash and transaction costs and issued 4,225,000 shares of common stock (the “Alta Shares”), which were valued at $35.4 million based on the average trading price of the Company’s common stock during the period from two days before and through two days after the transaction was announced.

On March 31, 2010, the Company became obligated under the TSI Merger Agreement to provide additional consideration to Alta of $9.9 million (the “Additional Consideration”) by April 13, 2010, representing the maximum amount of Additional Consideration in the event that the aggregate value of the Alta Shares, plus $4.6 million, was less than $36.0 million as of March 31, 2010. The Company was permitted to pay the Additional Consideration in either shares of common stock or cash, provided, however, that the Company could not issue more than 1,437,000 shares of common stock (the “Cap Shares”) as Additional Consideration. Pursuant to a letter agreement with Alta entered into on March 31, 2010 (the “Alta Letter Agreement”), the post-closing payment provisions under the TSI Merger Agreement were amended and the Company issued the Cap Shares to Alta which satisfied $5.6 million of the Additional Consideration obligation. The Company agreed to pay the balance of the Additional Consideration of $4.3 million (the “Remaining Additional Consideration”) in shares of common stock, subject to stockholder approval. The Company’s stockholders approved the issuance of common stock to Alta at the June 22, 2010 annual meeting, and on August 30, 2010 the Company issued 2,049,309 shares of common stock in full settlement of the $4.3 million Remaining Additional Consideration. Because the Additional Consideration was contingent upon the Company maintaining a certain price of its common stock, the issuance of additional common stock to Alta did not affect the overall acquisition cost of TSI. The Company recorded the fair value of the Additional Consideration shares of $9.9 million as an increase to common stock and additional paid-in-capital, and simultaneously reduced the value of the original Alta Shares that were issued at the date of acquisition for the same amount.

3. Discontinued Operations and Disposal of Assets

Career Education Partnerships (“CEP”) Division

The CEP division was established in 2010 to provide services through strategic partnerships that assisted educational institutions in expanding enrollment capacities, developing, marketing and launching new educational programs, and supporting various technical, operational and financial activities associated with the educational initiatives. The CEP division included a strategic relationship with the National Labor College (“NLC”) that was established in April 2010 and a collaboration agreement with Bristol Community College (“BCC”) that was created in September 2010. Due to less than anticipated enrollments in the underlying programs and a renewed commitment by management to focus on the core HER and Penn Foster businesses, in 2011 the Company terminated the strategic ventures with NLC and BCC, ceased all activities relating to strategic venture partnerships and discontinued the CEP division.

•	Termination of NLC Venture

The NLC strategic relationship was formed in April 2010 through the creation of NLC-TPR Services, LLC (“Services LLC”), a limited liability company owned 49% by the Company and 51% by NLC. Services LLC was formed in order to provide various services to NLC to support the development and launch of new programs, including a broad range of marketing and enrollment support, technical support for development of online courses, technical support for faculty and students, and student billing and related services. The Company concluded under the accounting guidance for variable interest entities that it was the primary beneficiary of Services LLC and therefore was required to consolidate the financial results of Services LLC for financial reporting purposes.

Services LLC was governed and initially funded under the terms of a Limited Liability Company Agreement (the “LLC Agreement”) and a Contribution Agreement (the “Contribution Agreement”) between Services LLC, the Company and NLC. These agreements required the Company to provide substantially all of the initial working capital contributions, up to an aggregate amount of $12.3 million, and to the extent of those contributions absorb all of the losses of Services LLC. The Company made working capital contributions to Services LLC of $1.1 million and $1.2 million during the years ended December 31, 2011 and 2010, respectively.

Under the Contribution Agreement, which was amended in October 2010, NLC contributed a ten-year license to Services LLC to use NLC and AFL-CIO trademarks and membership lists in support of the administration, marketing and servicing of the NLC educational programs. In exchange for this license, the Company was required to contribute an aggregate of $20.8 million in cash payments to Services LLC (the “Capital Contribution”), to be distributed immediately upon receipt to NLC as a return of capital. The Company paid $5.0 million of the Capital Contribution during the second and third quarters of 2010 and an additional $5.8 million in the first quarter of 2011. Provided that NLC obtained future specified regulatory approvals, when and if necessary, and maintained its education regulatory status and certain other conditions, the Company was obligated to pay $5.0 million of the Capital Contribution in January 2012 and $5.0 million in January 2013. In accordance with the accounting guidance for variable interest entities and consolidations, the Company accounted for the Capital Contribution as the acquisition of a $20.8 million license from NLC. Accordingly, the Company recorded this license in other intangible assets in the accompanying 2010 consolidated balance sheet and began amortizing the asset on a straight-line basis over a ten year life. The Company also recorded its remaining obligation for the Capital Contribution as deferred acquisition payments ($5.8 million current, $10.0 million long term) in the accompanying 2010 consolidated balance sheet.

In November 2011, the Company and NLC terminated the NLC strategic relationship, whereby the Company transferred its 49% ownership interest in Services LLC to NLC and was relieved of all future funding obligations to Services LLC and NLC, including the remaining $10.0 million Capital Contribution obligation for deferred acquisition payments. Under the terms of the settlement agreement, the Company made a final working capital payment of $0.5 million at closing. Based on this net settlement value of $9.5 million, the Company recorded an impairment loss of $8.4 million against the NLC license intangible asset in the third quarter of 2011. Refer to Note 5. Because of the third quarter impairment charge, the carrying amount of the net assets disposed of on the closing date (primarily the NLC license intangible asset) essentially agreed to the net settlement value of $9.5 million, and therefore no gain or loss was recognized from the termination transaction in the fourth quarter of 2011. The Company reported the NLC license impairment loss, along with the operating results of the CEP division as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows.

The carrying amount of Services LLC’s assets and liabilities that were included in the consolidated balance sheet as of December 31, 2010 were as follows:

December 31, 2010
(in thousands)
Cash	$12
Property, equipment and software development, net	382
Other intangibles, net	19,367

Total assets	$19,761

Accrued expenses ($108 due to NLC for supporting services)	131

Total liabilities	$131

•	Sale of Community College Business

The Community College Partnerships business was established when the Company entered into an agreement with BCC in September 2010 to collaborate on education, training and degree-granting programs for healthcare professionals by expanding the number of students admitted to BCC’s healthcare professional degree-granting programs. Through the collaboration, the Company funded all capital and operating expenditures of the collaboration including the lease, build-out and management of a new facility in New Bedford, Massachusetts, marketing programs promoting the educational programs of the collaboration and expenses incurred by BCC in the administration and operation of the collaboration course programs. In exchange for these services, BCC compensated the Company through reimbursement of all costs incurred in connection with the collaboration plus a services fee, to the extent of revenues collected for the collaboration course programs.

In March 2011, the Company committed to a plan to dispose of its Community College Partnerships business and in May 2011, completed the sale of substantially all of the assets and liabilities of its Community College Partnerships business to Higher Education Partners, LLC (the “Buyer”), a company that is partially owned by the Company’s former Chief Executive Officer. The aggregate consideration received consisted of $3.0 million in cash that included the value of certain closing adjustments and certain liabilities assumed by the Buyer. The carrying amounts of assets and liabilities sold on the closing date were $3.2 million and $1.6 million, respectively, and the Company recorded a gain on the sale of these assets and liabilities of $1.4 million within discontinued operations in the consolidated statement of operations.

K-12 Services Division

In September 2008, the Company committed to a plan to dispose of the K-12 Services division and in March 2009, completed the sale of substantially all of the assets and liabilities of the K-12 Services division to CORE Education and Consulting Solutions, Inc. (“CORE”), a subsidiary of CORE Projects and Technologies Limited, an education technology company. The aggregate consideration for the sale consisted of (i) $9.5 million in cash paid on the closing date and (ii) additional cash consideration of $2.3 million, which represented the net working capital of the K-12 Services division as of the closing date, which was finalized and paid in October 2009. As a result of this sale, a $3.2 million gain was recognized in 2009 and recorded as gain from disposal of discontinued operations in the accompanying statement of operations.

In March 2010, the Company subleased its former K-12 Services facility located in New York City for the remaining term of the original lease, which expires in July 2014. The Company recorded a liability of $1.3 million in 2010 based on the estimated fair value of the remaining contractual lease rentals, reduced by the sublease rentals expected to be received under the sublease agreement. It is expected that the net cash outflows related to this obligation will continue through July 2014. The charge for the liability was recorded in discontinued operations in the consolidated statement of operations in 2010.

Summarized Components of Discontinued Operations

The CEP division and K-12 Services division both had operations and cash flows that were clearly distinguished for operational and financial reporting purposes. Additionally, after their respective dispositions, the operations and cash flows of these divisions were eliminated from the Company’s ongoing operations and the Company ceased any ongoing involvement with the disposed divisions. Accordingly, the results of operations and cash flows for these divisions are presented within discontinued operations in the accompanying consolidated statements of operations and cash flows.

The following table summarizes the CEP and K-12 Services divisions’ operating results, which are reflected as discontinued operations for the periods presented:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue	$170	$597	$2,720
Cost of goods and services sold	—	—	808
Selling, general and administrative	3,726	5,863	2,612
Depreciation and amortization	1,649	1,384	—
Loss on impairment of other intangible assets (NLC license)	8,352	—	—

Loss from discontinued operations before disposal of discontinued operations and income taxes	(13,557)	(6,650)	(700)
Gain from disposal of discontinued operations	1,432	—	3,230
Provision for income taxes	—	—	(1,014)

(Loss) income from discontinued operations	$(12,125)	$(6,650)	$1,516

4. Property, Equipment and Software Development

	December 31,
	2011	2010
	(in thousands)
Land and land improvements	$1,230	$1,230
Buildings and building improvements	4,136	4,065
Construction in progress	747	2,109
Development in progress	2,529	18,098
Computer equipment	8,661	8,133
Furniture, fixtures and equipment	4,355	4,413
Computer, copier and phone equipment under capital lease	3,476	3,476
Software licenses—third party	7,120	7,058
Software and web site development—internally developed	36,777	18,842
Leasehold improvements	6,909	8,395

	75,940	75,819

Less accumulated depreciation and amortization (including $3,331 and $3,149 of accumulated depreciation and amortization for assets under capital leases)	44,967	38,268

	$30,973	$37,551

Aggregate depreciation and amortization expense for these assets was $6.9 million, $13.8 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest capitalized in conjunction with the development of the Company’s internally developed software was $0.9 million, $0.7 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As discussed in Note 5, the Company allocated $3.9 million of HER division long-lived asset impairment charges to internally developed software during the fourth quarter of 2011.

5. Goodwill and Other Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

The following table summarizes the components of goodwill and intangible assets which are not subject to amortization:

	Goodwill	HER Territorial Marketing Rights	Penn Foster Trade Names
	(in thousands)
Balance as of December 31, 2009	$186,518	$1,481	$31,300
Addition from Penn Foster working capital payment	497	—	—
Penn Foster purchase accounting adjustments	(1,796)	—	—
Other	18	—	—

Balance as of December 31, 2010	185,237	1,481	31,300
Impairments	(84,707)	—	(6,800)

Balance as of December 31, 2011	$100,530	$1,481	$24,500

The addition to goodwill in 2010 was the result of the Penn Foster working capital adjustment payment as discussed in Note 2. The purchase accounting adjustments in 2010 were attributed to corrections to opening tax liabilities that were ultimately settled by the Seller of Penn Foster and opening deferred taxes attributed to Penn Foster’s trade names. The Company evaluated these corrections and does not believe that these amounts are material to the consolidated financial statements as of December 31, 2011 and 2010. Territorial marketing rights and trade names are recorded within “Other intangibles, net” within the consolidated balance sheets.

Third Quarter 2011 Impairment Charges

During the third quarter of 2011, the Company continued to experience lower than expected profitability in the HER and Penn Foster businesses and accordingly, prepared a revised plan for fiscal 2011 and beyond. This plan incorporated updated estimates of future demand for product offerings and projected cash flows from the implementation of new initiatives and operating strategies. The Company normally assesses goodwill and indefinite-lived intangible assets at least annually, on October 1 of each year. However, as a result of the above events, management determined that it was appropriate to perform interim period tests for impairment in its HER and Penn Foster reporting segments as of September 30, 2011.

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

The Company performed an impairment test for its indefinite-lived intangible assets that involved a comparison of the estimated fair value of the intangible assets with their respective carrying values. To determine the fair value of the HER territorial marketing rights intangible asset, the Company used a discounted cash flow valuation approach, based on estimated royalty income generated from its product sales. Management concluded that there was no impairment to the HER territorial marketing rights intangible asset. To determine the fair value of the Penn Foster trade name intangible asset, the Company used the relief-from-royalty method. This method estimates the benefit of owning the intangible asset rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. Management concluded that the carrying value of the Penn Foster trade name intangible asset exceeded its fair value, and recorded a $6.8 million impairment loss in the third quarter of 2011 in the amount equal to that excess. This impairment was primarily the result of lower projected revenues for the Penn Foster division.

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

The Company’s findings from its step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 9%, and therefore $100.5 million of goodwill allocated to our Penn Foster division was not impaired. Given that Penn Foster was acquired in December 2009, management expects the estimated fair value of Penn Foster to reasonably approximate and exceed the division’s carrying value. Should the Penn Foster division’s revenue, profitability or financial performance be adversely affected in the future, the goodwill allocated to this division could become impaired.

Fourth Quarter 2011 Impairment Charges

As described in Notes 1 and 18, on March 26, 2012 the Company entered into an agreement to sell the HER division for $33.0 million in cash, subject to a purchase price adjustment for changes in working capital of the

HER division. In addition, the Company concluded that there is doubt as to its ability to continue as a going concern. As a result of these events, management determined that it was appropriate to perform additional tests for impairment in its HER and Penn Foster reporting segments as of December 31, 2011.

The Company’s review of its long-lived assets, excluding goodwill, territorial marketing rights and trade names, determined that the carrying amount of its HER long-lived asset group exceeded the undiscounted cash flows expected to result from the use and anticipated disposition of the HER division. As a result, the Company recorded an impairment loss of $8.4 million in the fourth quarter of 2011. Approximately $4.5 million of this loss was allocated to the HER division’s franchise cost intangible asset and $3.9 million was allocated to the HER division’s internally developed software. The Penn Foster long-lived asset group was not impaired.

The Company performed an impairment test for its indefinite-lived intangible assets and determined that neither the HER territorial marketing rights intangible asset nor the Penn Foster trade name intangible asset were impaired.

The Company tested for goodwill impairment at the reporting unit level by applying the two-step test, similar to the process followed during the third quarter of 2011. The Company’s findings determined that the HER division’s goodwill was fully impaired and as a result an impairment charge of $8.0 million was recorded during the fourth quarter of 2011 to write-off the remaining HER goodwill. The Company’s findings from its step-one test on the Penn Foster division indicated that the estimated fair value of the division exceeded the carrying value of its assets by approximately 12%, and therefore $100.5 million of goodwill allocated to our Penn Foster division was not impaired.

The following table summarizes the changes in the carrying amount of goodwill by reporting unit during the year ended December 31, 2011 (in thousands):

	HER	Penn Foster	Total
Balance as of December 31, 2010	$84,707	$100,530	$185,237
Loss on impairment of goodwill	(84,707)	—	(84,707)

Balance as of December 31, 2011	$—	$100,530	$100,530

Other Intangible Assets

The following table summarizes the components of other intangible assets:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Subject to amortization
Franchise costs	$22,517	$4,993	$17,524	$26,978	$3,719	$23,259
Course content	42,814	22,724	20,090	40,953	13,724	27,229
NLC license	—	—	—	20,750	1,383	19,367
Student roster	11,400	10,675	725	11,400	8,435	2,965
Publishing rights	1,043	708	335	1,043	664	379
Non-compete agreements	1,544	1,542	2	1,544	1,485	59
Other intangible assets	638	597	41	638	503	135

Total subject to amortization	79,956	41,239	38,717	103,306	29,913	73,393

Not subject to amortization
Territorial marketing rights	1,481	—	1,481	1,481	—	1,481
Trade names	24,500	—	24,500	31,300	—	31,300

Total other intangible assets	$105,937	$41,239	$64,698	$136,087	$29,913	$106,174

Aggregate amortization expense was $12.8 million, $20.3 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated aggregate amortization is $9.5 million, $7.0 million, $5.1 million, $3.6 million, $2.1 million and $15.8 million for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

Enrollments in fall 2011 programs that drove fees earned by the NLC strategic venture were less than anticipated and accordingly, in the third quarter of 2011 management performed a recoverability test on the CEP long-lived assets, primarily consisting of the NLC license intangible, and determined that it was impaired. In determining fair value, management considered the settlement value realized from the termination of the strategic venture as discussed in Note 3. The Company recorded an impairment loss of $8.4 million in the third quarter of 2011 for the excess of the NLC license carrying value over its estimated fair value. This impairment loss is included in loss from discontinued operations in the accompanying consolidated 2011 statement of operations. Upon termination of the NLC strategic venture in November 2011, the Company disposed of the remaining carrying value of the NLC license.

The following table summarizes the change in the carrying amount of the NLC license during the year ended December 31, 2011 (in thousands):

NLC License
Balance as of December 31, 2010	$19,367
Amortization	(1,557)
Loss on impairment of license	(8,352)
Disposal of license upon termination of NLC strategic venture	(9,458)

Balance as of December 31, 2011	$—

As discussed in Fourth Quarter 2011 Impairment Charges above, the Company allocated $4.5 million of HER division long-lived asset impairment charges to the franchise costs intangible asset.

6. Accrued Expenses

The following table summarizes the Company’s accrued expenses as of December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Payroll and related benefits	$2,246	$2,695
Professional and information technology services	2,816	4,066
License and royalty payments	1,375	662
Restructuring	672	1,041
Other	7,138	6,410

	$14,247	$14,874

7. Long-Term Debt

Outstanding amounts under the Company’s long-term debt arrangements consist of the following:

	December 31,
	2011	2010
	(in thousands)
Term loan credit facility	$46,653	$52,763
Revolving credit facility	11,000	—
Senior subordinated Term B notes	56,303	51,982
Junior notes, net of detached Series E preferred stock valuation	32,103	25,527
Notes payable	—	115
Capital lease obligations	247	387

Total debt	146,306	130,774
Less current portion	9,131	6,258

Long-term debt	$137,175	$124,516

The outstanding amounts above are presented net of unamortized discounts relating to original issue discounts, fees paid to lenders and discounts from embedded derivatives. The estimated fair value of our long-term debt approximated $136.3 million and $140.3 million as of December 31, 2011 and 2010, respectively. The credit facility loans bear interest at variable rates and therefore it is assumed that the face value of our credit facility debt approximates fair value. The fair values for the senior notes and junior notes were estimated using discounted cash flow analysis. Our notes payable and capital lease obligations are not traded and the fair values of these instruments are assumed to approximate their carrying values.

Covenants

The Company is in compliance with all covenants under the debt agreements described below as of December 31, 2011. However, based on current business conditions discussed under Liquidity Risk and Management Plans in Note 1, there can be no assurance that the Company will be in compliance with its covenants as of March 31, 2012 or thereafter.

On April 2, 2012, the Company filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission which provided the Company with an extension to file our Annual Report on Form 10-K no later than April 16, 2012. However, the Company’s debt agreements include an annual reporting covenant that requires the Company to provide audited financial statements within 90 days following its fiscal year end. In light of the fact that the Company has filed its Annual Report on Form 10-K with its lenders beyond the 90-day filing period, on April 16, 2012, the Company obtained consents from its lenders that waive the technical breach of this debt agreement filing requirement.

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

On August 6, 2010, the Company refinanced the Original Credit Facility with GE Capital by entering into an amended and restated credit agreement with GE Capital, as administrative agent, and any financial institution who becomes a Lender (as defined therein) (the “Credit Agreement”), pursuant to which the Lenders agreed to provide the Company with senior secured credit facilities (the “Senior Credit Facilities”) consisting of a $60.0 million senior secured term loan and a $12.5 million senior secured revolving credit facility. The Senior Credit Facilities provided the Company with more favorable interest rates and greater flexibility with respect to financial maintenance covenants than those under the Original Credit Facility. The Company accounted for the August 6, 2010 refinancing as a loan modification and, accordingly, lender fees paid at closing of $1.7 million were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $0.2 million of fees paid to third parties relating to the refinancing were expensed as incurred and recorded in other (expense) income, net in the accompanying 2010 consolidated statement of operations. The net proceeds received from the refinancing of $20.3 million (after deducting lender fees) were used to invest in strategic initiatives and for general working capital purposes.

During the year ended December 31, 2011, the Company borrowed $20.0 million and repaid $9.0 million under the revolving credit facility. The Company did not borrow under the revolving credit facility during 2010. Three letters of credit totaling approximately $0.4 million were issued under the revolving credit facility during 2010 and were outstanding as of December 31, 2011 and 2010. The Company had accessible borrowing availability under the revolving credit facility of approximately $1.1 million and $8.9 million as of December 31, 2011 and 2010, respectively.

Borrowings under the Senior Credit Facilities bear interest through the five-year maturity at a variable rate based upon, at the Company’s option, either LIBOR or the base rate (which is the highest of (i) the prime rate, (ii) 3.0% plus the overnight federal funds rate, and (iii) 1.0% in excess of the three-month LIBOR rate), plus in each case, an applicable margin. The applicable margin for LIBOR loans is 5.0% to 5.5% per annum (5.5% to 6.0% under the Original Credit Facility), based on the total leverage ratio (as defined), with a LIBOR floor of 1.5% (2.0% under the Original Credit Facility). The applicable margin for base rate loans is 4.0% to 4.5% per annum (4.5% to 5.0% under the Original Credit Facility), based on the total leverage ratio (as defined). The Company is required to pay a commitment fee equal to 0.75% per annum on the undrawn portion available under the revolving loan facility and variable per annum fees in respect of outstanding letters of credit. The overall weighted average interest rate in effect under the term loan and revolving credit facility for the years ended December 31, 2011 and 2010 and for the period from December 7, 2009 to December 31, 2009 was 7.01%, 7.46% and 8.25%, respectively. The effective interest rate on the term loan when factoring in the lender fee discounts as of December 31, 2011 and 2010 was approximately 10.0% and 9.0%, respectively.

The Credit Agreement provides for quarterly installment payments under the term loan facility of $1.5 million through December 20, 2011, $2.3 million from March 20, 2012 through December 20, 2012, $3.0 million from March 20, 2013 through September 20, 2014, and a $21.0 million balloon payment at maturity on December 7, 2014. The Company is also required to make mandatory prepayments of the Senior Credit Facilities, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt and specified equity issuances. During the years ended December 31, 2011 and 2010, the Company repaid $6.0 million and $5.0 million of the senior secured term loan.

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

To provide greater flexibility in maintaining covenant compliance, the Company entered into first and second amendments to the Credit Agreement in March 2011 and November 2011, respectively. In addition to adjusting the leverage and fixed charge coverage ratio covenants, the first amendment in March 2011 increased the interest rate under the Credit Agreement by 0.25% and added a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand, including accessible borrowing availability under the revolving credit facility (as defined). The second amendment in November 2011 lowered the minimum liquidity covenant requirement through maturity, waived maximum leverage ratio covenants through March 2012 (and increased limits through the remainder of 2012) and waived minimum fixed charge coverage ratios through December 2012. In addition, this amendment requires the Company to maintain minimum adjusted EBITDA levels (as defined) and in June 2012, the Company will be required to maintain minimum ratios of adjusted EBITDA (as defined) to cash interest expense (as defined). The amendments also eliminate the Company’s ability to make future acquisitions and investments in strategic ventures. As of December 31, 2011, the Company was in compliance with all of its debt covenants.

These amendments were accounted for as loan modifications and accordingly, lender fees paid at closing ($0.6 million and $0.7 million in March and November 2011, respectively) were recorded as additional credit facility discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Senior Credit Facilities. Approximately $0.1 million of fees paid to third parties relating to the amendments were expensed as incurred and recorded in other (expense) income, net in the accompanying 2011 consolidated statement of operations.

If by March 31, 2012 the Company does not have commitments from new institutions, investors or other third parties that result in at least a $25.0 million repayment of the GE Senior Credit Facilities, the Company will be obligated to pay GE Capital an additional amendment fee of approximately $0.6 million. If such commitments are not obtained by June 30, 2012, the Company will be obligated to pay an additional amendment fee of approximately $1.8 million. The additional amendment fees, if incurred, are due and payable on April 1, 2013. As described in Note 18, on March 26, 2012 the Company entered into an agreement to sell the HER division for $33.0 million in cash, subject to a working capital adjustment, and expects to use the net proceeds from the sale to repay at least $25.0 million under the GE Senior Credit Facilities. Accordingly, the Company does not expect to incur these additional amendment fees.

Senior Subordinated Notes

On December 7, 2009, the Company entered into a senior subordinated note purchase agreement (the “Senior Note Purchase Agreement”) which the aggregate principal amount of approximately $51.0 million senior subordinated notes of the Company (the “Term B Notes”) were purchased. The Company used the net proceeds of $49.6 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

In August 2010, and again in March, November and December 2011, the Company entered into amendments to the Senior Note Purchase Agreement that provided the Company with, among other things, greater flexibility in maintaining covenant compliance. The amendments in November and December 2011 also increased the Company’s short-term liquidity by adjusting the interest terms on the Term B Notes (described below) and by providing the Company with a second lien delayed draw facility (the “Term A Notes”, and collectively with the Term B Notes, the “Senior Subordinated Notes”) whereby the Company may borrow up to $5.0 million at any time through June 30, 2012. Once utilized, the delayed draw facility will bear interest at 17.5%, payable in cash on a quarterly basis. The Term A Notes mature on March 7, 2015. If the Company prepays any outstanding advances under the Term A Notes prior to maturity, the Company would be obligated to pay a prepayment premium ranging from 2.0% to 10.0%, depending on the timing and amount of the prepayment. The Company paid a $0.1 million fee for the Term A Notes facility in November 2011 which it recorded as deferred debt issuance costs in other long term assets in the accompanying consolidated balance sheet and which is being amortized to interest expense over the life of the facility. No amounts were outstanding under the Term A Notes as of December 31, 2011.

The Term B Notes mature on June 7, 2015, unless otherwise prepaid or accelerated. The Term B Notes bear interest at 17.5% per annum, of which 13.0% is payable quarterly in cash and 4.5% is payable quarterly in kind or, at the Company’s option, in cash. The amendments in November and December 2011 increased the Company’s short-term liquidity by temporarily converting the 13.0% cash component to a payable in kind feature. Specifically, the existing interest rate under the Term B Notes of 17.5% per annum, was amended to 18.5% per annum, all of which is payable quarterly in kind from October 1, 2011 through March 31, 2013. At that time, the interest rate will resort back to 17.5% per annum, with the quarterly 13.0% cash and 4.5% payable in kind features resuming. The Term B Notes are subject to a default interest rate of an additional 2% upon the occurrence of an event of default. The effective interest rate on the Term B Notes when factoring in discounts was 19.5% as of December 31, 2011.

The Senior Note Purchase Agreement contains various provisions which require the Company to make mandatory prepayments on the Term B Notes, subject to specified exceptions, with the proceeds of asset sales, debt and specified equity issuances and changes of control. In the event of a prepayment upon a change of control occurring after the 24 month anniversary of the closing date, the change of control premium is equal to 101% of the principal amount outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances prior to the 30 month anniversary of the closing date, the prepayment premium is equal to all interest and fees that would have been due from the date of the prepayment through the 30 month anniversary of the closing date, discounted at a rate equal to the Treasury rate in effect plus 0.50% plus 102% of the principal amount outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 30 month anniversary of the closing date and on or before the 42 month anniversary of the closing date, the prepayment premium will be equal to 2% of the principal balance then outstanding. In the event of a prepayment upon an asset sale or debt and specified equity issuances after the 42 month anniversary of the closing date and on or before the 54 month anniversary of the closing date, the prepayment premium will be equal to 1% of the principal balance then outstanding. There is no prepayment premium due in the event of a prepayment upon an asset sale or debt and specified equity issuances after the 54 month anniversary of the closing date.

The provisions requiring mandatory prepayments due upon a change of control, an asset sale and debt and specified equity issuances constitute a compound embedded derivative that is being accounted for separately. The Company determined that the fair value of this embedded derivative upon the issuance of the Term B Notes was $0.5 million which was subtracted from the original carrying amount of the Term B Notes and reflected as a debt discount, and also increased long-term liabilities by $0.5 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) in the consolidated statement of operations. As of December 31, 2011 and 2010, the fair value of the embedded derivative was $0.2 million and $0.2 million, respectively, and the Company recorded gains of $0.01 million, $0.3 and $0.04 million in other expense, net in the accompanying statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s obligations under the Senior Subordinated Notes are guaranteed by all of the Company’s direct and indirect domestic subsidiaries. The Senior Note Purchase Agreement also grants the holders of the Senior Subordinated Notes rights of first offer with respect to certain debt issuances which may be undertaken by the Company in the future.

In addition to other covenants, the Senior Subordinated Notes place limits on the Company and its subsidiaries’ ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, make capital expenditures, engage in mergers, acquisitions and asset sales, transact with affiliates and alter its business. The Senior Notes also contain events of default, including cross defaults under other debt obligations of the Company, and affirmative covenants, including financial maintenance covenants. The financial maintenance covenants include maximum ratios of total debt (as defined) to adjusted EBITDA (as defined), that decrease with the passage of time, and minimum ratios of adjusted cash flows (as defined) to fixed charges (as defined), that increase with the passage of time. A maximum capital expenditures covenant limits the Company’s annual capital expenditures to not more than $17.3 million, excluding certain capital expenditures related to strategic ventures (as defined). Failure to comply with these covenants, or the occurrence of an event of default, could permit the holders of the Senior Notes to declare all amounts, together with accrued interest and fees, to be immediately due and payable.

As mentioned above, the Company entered into amendments to the Senior Note Purchase Agreement in August 2010, and again in March, November and December 2011 to provide, among other things, greater flexibility in maintaining covenant compliance. In addition to adjusting the leverage and fixed charge coverage ratio covenants, the March 2011 amendment added a minimum liquidity covenant that requires the Company to maintain a minimum level of cash on hand. The amendment in November 2011 lowered the minimum liquidity covenant requirement through maturity, waived maximum leverage ratio covenants through March 2012 (and increased limits through the remainder of 2012) and waived minimum fixed charge coverage ratios through December 2012. In addition, this amendment requires the Company to maintain minimum adjusted EBITDA levels (as defined). The amendments also eliminate the Company’s ability to make future acquisitions and investments in strategic ventures. As of December 31, 2011, the Company was in compliance with all of its debt covenants.

The November 2011 amendment was accounted for as a loan modification and accordingly, lender fees of $0.4 million paid in November 2011 were recorded as additional debt discount and will be amortized, along with the preexisting discount and unamortized debt issuance costs, to interest expense over the remaining life of the Term B Notes. No significant fees were paid to lenders for any of the other amendments in 2010 or 2011.

Junior Notes

On December 7, 2009, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) in which the aggregate principal amount of approximately $25.5 million of junior subordinated notes of the Company (the “Junior Notes”) were purchased. The holders of the Junior Notes received an aggregate of 4,275 shares of Series E Non-Convertible Preferred Stock of the Company (the “Series E Preferred Stock”). The terms of the Series E Preferred Stock are more fully described in Note 8. The Company used the net proceeds of $24.8 million (after deducting original issue discount and lender fees) to fund the Penn Foster acquisition.

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

The Company is required to redeem the Junior Notes upon the election of a majority of the holders of the Junior Notes (i) if the ratio of consolidated total debt to consolidated adjusted EBITDA exceeds 6.00 to 1 at any time after the Senior Notes cease to be outstanding or (ii) upon a change of control or other liquidation event of the Company. The redemption price for a mandatory redemption is equal to the outstanding principal amount plus accrued interest on the Junior Notes, except that, in the case of a redemption for a change of control or other liquidation event of the Company within 18 months of the closing, the redemption price would have been 1.9 times the original aggregate amount of the Junior Notes. The provision for prepayment due upon the holders’ election to redeem the Junior Notes constitutes an embedded derivative and has been accounted for separately. The Company determined that the fair value of the embedded derivative upon the issuance of the Junior Notes was $1.0 million and was subtracted from the original carrying amount of the Junior Notes and reflected as a debt discount, and also increased long-term liabilities by $1.0 million. The debt discount is amortized as interest expense using the effective interest method. In subsequent fiscal quarter-end periods, the liability is accounted for at fair value, with changes in fair value recognized as other income (expense) in the statement of operations. As of December 31, 2011 and 2010, the fair value of the embedded derivative was $0.2 million and $0.5 million, respectively and the Company recorded gains of $0.3 million, $0.4 million and $0.05 million in other expense, net in the accompanying statement of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

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

On April 21, 2010, the Company used $35.0 million of the net proceeds from the sale of common stock to repay a portion of the Bridge Notes. On April 29, 2010, the Company repaid the remaining balance of $5.8 million under the Bridge Notes with proceeds from the over-allotment option of the common stock offering. In conjunction with the repayments, the Company recorded charges of $1.0 million in the second quarter of 2010 related to fees and the write-off of unamortized debt issuance costs, discounts and an associated embedded derivative, which are reflected in other (expense) income, net in the accompanying 2010 consolidated statement of operations.

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

Wells Fargo Foothill, LLC Credit Agreement

On December 7, 2009, the Company repaid approximately $7.4 million, including interest, to Wells Fargo Foothill, LLC (“Wells Fargo”) in satisfaction of its obligations pursuant to a July 2008 Credit Agreement and as a result, terminated the July 2008 Credit Agreement and obtained a release of the related security interest held by Wells Fargo. The Company recorded charges of $0.9 million related to a prepayment premium fee and the write-off of debt issuance costs, which are reflected in other (expense) income, net in the accompanying 2009 consolidated statement of operations.

Notes Payable

In October 2008, the Company completed its acquisition of the Princeton Review of Pittsburgh, Inc. The Company financed part of this acquisition with a note to the seller. The promissory note of $0.3 million is payable in equal annual installments through October 2011 and bears an interest rate of 2.9% per year, payable on the annual anniversary date. At December 31, 2010, $0.1 million was outstanding and the balance was paid in full during 2011.

In 2003, the Company acquired Princeton Review of North Carolina, Inc. The Company financed part of this acquisition with notes, which included imputed interest at 5% per year. These notes were payable in annual installments, including interest of approximately $0.1 million per year in the years 2007 through 2010. At December 31, 2009, $0.1 million was outstanding and the balance was paid in full during 2010.

In 2001, the Company completed its acquisition of Princeton Review of New Jersey, Inc. and Princeton Review of Boston, Inc. The Company financed part of these acquisitions with notes to the sellers. The remaining note matured on January 1, 2010 and bore interest at the rate of 8.25% per year, payable quarterly. At December 31, 2009, $0.2 million was outstanding and the balance was paid in full during 2010.

Maturities

The annual maturities of long-term debt, excluding capital leases, for the next five years and thereafter are estimated to be as follows:

As of December 31,	Amount Maturing
(In thousands)
2012	$9,000
2013	12,000
2014	41,000
2015	51,020
2016	25,510
Thereafter	—

Total cash obligations	138,530
Unamortized discounts and accrued in-kind interest, net	7,529
Capital lease obligations	247

Balance as of December 31, 2011	$146,306

Capital Lease Obligations

The Company leases copier equipment under capital leases, all of which are included in property, equipment and internal use software, net in the accompanying consolidated balance sheets. Future minimum payments under capital leases in effect at December 31, 2011 are as follows:

Year ending December 31,	(in thousands)
2012	$141
2013	104
2014	14

Total	259
Less: amounts representing interest (effective interest rate ranges from 2% to 8%)	12

Present value of capital lease obligations	$247

8. Common and Preferred Stock

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

Series D Preferred Stock

On April 21, 2010, the Company shareholders approved the conversion of 108,275 shares of Series E Non-Convertible Preferred Stock (the “Series E Preferred Stock”) into 111,503 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”). The conversion was mandatory, with the shares of Series E Preferred Stock converting into shares of Series D Preferred Stock at a conversion rate per share equal to (i) $1,000 plus the accumulating rate of return thereon divided by (ii) $1,000 per share. The Series D Preferred Stock is convertible into shares of common stock of the Company at any time at the option of the holder thereof at an initial conversion rate equal to a common stock equivalent price of $4.75 per share. As of December 31, 2011 and 2010, the Series D Preferred Stock was convertible into approximately 26,760,000 and 24,781,000 shares, respectively, of common stock. Dividends on the Series D Preferred Stock accrue and are cumulative at the rate of 8.0% per year, compounded annually until December 7, 2014, and will terminate thereafter. Dividends on the Series D Preferred Stock will not be paid in cash except in connection with certain events of liquidation, change of control or redemption. The Series D Preferred Stock is redeemable at the Company’s option if the Company’s common stock trades at or above certain values for certain periods of time, at the option of the holders thereof upon a change of control of the Company, and at the option of holders of at least 10% of the outstanding shares thereof on or after December 7, 2017.

The excess of the carrying amount of the Series E Preferred Stock on April 21, 2010 ($112.6 million, exclusive of unamortized Preferred Stock issuance costs) over the conversion value of the Series D Preferred Stock ($111.5 million) was recognized in the second quarter of 2010 as earnings available to common shareholders in the accompanying consolidated statement of operations. The unamortized Preferred Stock issuance costs will continue to be accreted to additional paid-in capital through December 7, 2014.

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

On March 12, 2010, the Company issued an additional $10.0 million of Series E Preferred Stock to Camden Partners Strategic Fund IV, L.P. and Camden Partners Strategic Fund IV-A, L.P. (together, “Camden”) at a purchase price of $1,000 per share on the same terms and conditions as the existing Series E Purchasers pursuant to the Series E Purchase Agreement among the Company and the original Series E Purchasers. In connection with this purchase, Camden also became a party to the Amended and Restated Investor Rights Agreement, dated December 7, 2009, with Camden, the existing Series E Purchasers and certain other parties pursuant to which the Company granted Camden demand registration rights, information rights and preemptive rights with respect to certain issuances which may be undertaken by the Company in the future identical to the rights granted to the existing Series E Purchasers upon the initial sale of Series E Preferred Stock on December 7, 2009. The net proceeds of this issuance ($9.5 million after deducting issuance costs and fees) were used to fund contribution obligations under the Contribution Agreement with the National Labor College as described in Note 3, and for general working capital purposes.

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

9. Commitments and Contingencies

Office and Classroom Leases

The Company leases office space, equipment and classroom site locations under operating leases that expire over various terms. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancelable term of the lease. Future minimum rental commitments under non-cancelable operating leases in effect at December 31, 2011 are as follows:

Years Ending December 31,	(in thousands)
2012	$8,628
2013	7,144
2014	5,863
2015	3,613
2016	1,844
Thereafter	3,596

$30,688

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $16.2 million, $17.1 million, and $17.1 million, respectively. These amounts include rent expense for the rental of space on a month-to-month basis, as well as those amounts incurred under operating leases for longer periods. Certain leases provide for early termination without penalty.

Legal Matters

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe that we are currently a party to any material legal proceedings other than as described below.

On July 29, 2011, Washtenaw County Employees’ Retirement System filed a securities class action complaint in the United States District Court for the District of Massachusetts against the Company, certain of its current and former officers and directors, and the underwriters in the Company’s April 2010 public offering. The complaint, as amended, alleged material misstatements and omissions in the Company’s April 2010 public offering materials. On March 6, 2012, the Court granted the defendants’ motions to dismiss this action with prejudice, and entered judgment for defendants that same day.

Additionally, on August 10, 2011, Eric J. Golden filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against certain of the Company’s current and former directors, Eric J. Golden v. Lowenstein, et al. The complaint alleges, among other theories, that the defendants breached their fiduciary duties by causing or allowing the Company to make material misstatements and omissions in connection with its public filings and statements during the period from March 12, 2009 through March 11, 2011. On September 28, 2011, the Court ordered the Golden action stayed pending a final decision on any motion to dismiss the Washtenaw action. On April 9, 2012, the parties in the Golden action jointly moved for an order granting Plaintiffs’ request to voluntarily dismiss this action without prejudice. On April 11, 2012, the Court granted the motion for dismissal, dismissing the action without prejudice and with all parties bearing their own costs.

Further, On November 14, 2011, Calvin Di Nicolo filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against certain of the Company’s current and former officers and directors. The complaint alleges, among other theories, that the defendants breached their fiduciary duties by causing or allowing the Company to make material misstatements and omissions in connection with its public filings and statements during the period from March 12, 2009 through March 8, 2011. On January 12, 2012, the Court ordered the Di Nicolo action stayed pending a final decision on any motion to dismiss the Washtenaw action. On April 9, 2012, the parties in the Di Nicolo action jointly moved for an order granting Plaintiffs’ request to voluntarily dismiss this action without prejudice. On April 11, 2012, the Court granted the motion for dismissal, dismissing the action without prejudice and with all parties bearing their own costs.

On January 21, 2011, the Company received a Civil Investigative Demand from the U.S. Attorney’s Office for the Southern District of New York, seeking documents and information relating to the Supplemental Education Services provided by the Princeton Review in New York City during 2002-2010. The Company is cooperating with the U.S. Attorney’s Office in providing the requested documents and information. Anticipated losses associated with this matter are subject to a range that is not currently estimable. However, management has accrued approximately $0.2 million for this matter as of December 31, 2011.

Co-authorship Agreements

In connection with its publishing agreements, the Company has entered into various co-authorship agreements for the preparation of manuscripts. These agreements require payment of nonrecourse advances for services rendered at various established milestones. The Company did not have any future contractual commitments under the co-authorship agreements for manuscripts not yet delivered for the years ended December 31, 2011, 2010, and 2009. In addition, the co-authors are entitled to a percentage of the future royalties earned by the Company, which are first to be offset against such advances. The total costs incurred under these co-authorship agreements by the Company for royalties were approximately $1.1 million, $0.7 million and $0.7 million the years ended December 31, 2011, 2010, and 2009, respectively.

The expense related to co-author payments is accrued monthly and is adjusted based upon actual expenditures paid to the co-authors. These expenditures are a percentage of the royalties paid to the Company by the publisher. Royalties from the publisher are recorded as revenue with the co-author expenditures recorded as expense.

Minimum Purchase Commitments

The Penn Foster division has commitments with certain book publishers to purchase minimum quantities of customized textbooks over the next two years. These minimum purchase commitments total $2.3 million and $1.0 million for 2012 and 2013, respectively.

Tax Indemnification

The owner of Penn Foster prior to the Seller (the “Previous Owner”), filed a petition with the IRS proposing to amend tax returns for periods prior to the date of acquisition to recognize additional taxable income of $33.0 million. Due to certain factors, the Internal Revenue Service (the “IRS”) must approve the petition before the Previous Owner is permitted to amend the prior tax returns. If the IRS were to reject the petition of the Previous Owner, the Company could potentially be liable for the payment of taxes on the additional taxable income of $33.0 million. Under the Acquisition Agreement between the Company and the Seller, the Seller and certain members of the Seller have represented that Penn Foster is entitled to be indemnified by the Previous Owner for unpaid and undisclosed tax obligations that arose from events occurring prior to the Company’s acquisition of Penn Foster. Therefore, in the event that the Company were to become liable for any taxes due on the additional taxable income of $33.0 million, the Company believes that it would have a right to recover such amounts from the Previous Owner or, secondarily, the Seller. The Company currently believes that it is probable that the IRS will accept the petition of the previous owners and that it will not be obligated to pay any taxes that may become due on the additional taxable income of $33.0 million. Accordingly, no provision for income taxes related to this matter has been recorded in the accompanying financial statements as of December 31, 2011.

10. Income Taxes

The (provision) benefit for income taxes consists of the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax benefit (provision):
U.S. Federal	$207	$—	$—
State	227	(393)	(276)
Foreign	(406)	(297)	(364)

	28	(690)	(640)

Deferred tax benefit (provision):
U.S. Federal	7,672	(857)	(76)
State	793	(255)	(22)
Foreign	(38)	116	(18)

	8,427	(996)	(116)

Total benefit (provision) for income taxes	$8,455	$(1,686)	$(756)

As part of (loss) income from discontinued operations, the Company recorded an income tax provision of $1.0 million for the year ended December 31, 2009. No income tax provision for discontinued operations was recorded for the years ended December 31, 2011 and 2010.

Significant components of the Company’s deferred tax assets and liabilities are as follows at:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$65,050	$56,188
State net operating loss carryforwards	9,588	2,288
Tax credit carryforwards	1,026	794
Allowance for doubtful accounts	370	385
Equity compensation	4,720	3,299
Inventory	212	165
Deferred rent	714	732
Content development	—	881
Accrued bonuses	439	—
Deferred revenue	17,326	21,140
Goodwill	8,235	—
Other	1,813	1,975

Total deferred tax assets	109,493	87,847

Deferred tax liabilities:
Software development costs	(51)	(4,110)
Accumulated amortization of intangibles with indefinite lives	(575)	(7,466)
Depreciation and amortization	(14,985)	(9,071)
Product development	(87)	(9,336)
Trade names	(9,960)	(11,535)
Other	(170)	(1,759)

Total deferred tax liabilities	(25,828)	(43,277)

Net deferred tax assets before valuation allowance	83,665	44,570
Valuation allowance	(93,798)	(63,125)

Net deferred tax liabilities	$(10,133)	$(18,555)

Under established accounting standards, deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. A valuation allowance has been recorded for $93.8 million and $63.1 million for the years ended December 31, 2011 and 2010, respectively.

In accordance with established accounting standards, the excess of book value over tax basis of the Company’s goodwill balance represents a taxable temporary difference for which a deferred tax liability should be recognized since the reversal of the liability is indefinite and predicated on a goodwill impairment which may never occur or occur after the Company’s net operating loss carry-over period expires. The Company also has historically recorded a deferred tax liability related to intangible assets with indefinite lives. During the third and fourth quarters of 2011, the Company recorded $84.7 million in goodwill impairment charges which reversed the previously recorded deferred tax liability related to goodwill and concurrently resulted in the recording of a $8.2 million deferred tax asset for future deductible temporary differences related to goodwill. Because of the uncertainty of realizing the future benefit of this deferred tax asset, the Company recorded a full valuation allowance against the deferred tax asset created by the goodwill impairment charge. During the third quarter of 2011, the Company also recorded a $6.2 million impairment charge against the United States trade name. This impairment charge decreased the deferred tax liability related to this asset. Concurrent with these impairment charges, the Company recorded an $8.5 million tax benefit, which resulted from the full reversal of the deferred tax liability related to goodwill and the decrease in the deferred tax liability related to the United States trade name.

The Company has federal net operating loss carryforwards totaling approximately $191.3 million which expire in the years 2019 through 2031, state net operating loss carryforwards totaling approximately $174.4 million which expire in the years 2012 through 2031 and other temporary differences which will be available to offset regular taxable income during the carryforward period. Net operating losses are subject to certain limitations of Internal Revenue Code Section 382 (“Section 382”) due to ownership changes. These limitations do not significantly impact the income tax provision for the year ended December 31, 2011.

A reconciliation setting forth the differences between the effective tax rates of the Company for the years ended December 31, 2011, 2010 and 2009 and the U.S. federal statutory tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
U.S. Federal income tax benefit (provision) expenses at statutory rate	34%	34%	34%
Effect of goodwill impairment	(10)%	—	—
Effect of permanent differences and other	(1)%	7%	(6)%
Effect of state taxes	4%	7%	4%
Valuation allowance	(21)%	(51)%	(38)%

	6%	(3)%	(6)%

Based on the Company’s evaluation through the year ended December 31, 2011, it concluded that there were no additional uncertain tax positions other than those recorded by Penn Foster prior to the acquisition. The tax years ended December 31, 2008 and later remain subject to examination by major tax jurisdictions as of December 31, 2011. A reconciliation of the gross amount of unrecognized tax benefits excluding accrued interest and penalties from January 1, 2009 through December 31, 2011 is as follows:

(in thousands)
Balance at January 1, 2009	$—
Additions related to Penn Foster acquisition	3,294

Balance at December 31, 2009	3,294
Additions related to Penn Foster acquisition	49

Balance at December 31, 2010	$3,343
Decreases related to expiration of statute of limitations	(574)

Balance at December 31, 2011	$2,769

During 2011, the unrecognized tax benefits decreased due to the expiration of the statute of limitation for assessment for certain uncertain tax positions. At December 31, 2011, the Company had $2.8 million of net unrecognized tax benefits, none of which if recognized, would reduce the Company’s effective tax rate. Over the next 12 months, we expect that the unrecognized tax benefit will decrease by $0.8 million due to the expiration of the statute of limitation for assessment for certain uncertain tax positions.

The Company reports penalties and tax-related interest expense as a component of the provision for income taxes in the accompanying consolidated statement of operations. As of December 31, 2011 and 2010 the Company had $0.3 million and $0.3 million of accrued interest and penalties, respectively, in accrued expenses in the accompanying consolidated balance sheets.

The Company files income tax returns in the United States (“U.S.”) on a federal basis, various U.S. states, and in Canada. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The 2008 and later tax years remain subject to examination by the applicable taxing authorities.

At December 31, 2011, unrepatriated earnings of non-U.S. subsidiaries totaled $1.9 million. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely. If these earnings were distributed to the United States in the form of dividends or otherwise, it would be included in the Company’s U.S. taxable income. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

The Company has an indemnification agreement with the former owners of Penn Foster which provides for reimbursement to the Company for payments made in satisfaction of tax liabilities from prior to December 7, 2009. As the unrecognized tax benefits decrease due to the expiration of the statute of limitations for assessment, a reduction to the indemnification receivable is recorded with a corresponding adjustment to other expense, net in the accompanying consolidated statements of operations. As of December 31, 2011 the balance of this receivable included in other long term assets is $3.0 million.

11. Stock Based Compensation and Employee Benefits

The Company’s 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) provides for the authorization and issuance of an aggregate of 9,032,588 shares of common stock. The Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, restricted stock units, restricted stock and deferred stock to eligible participants. Options granted under the Stock Incentive Plan are for periods not to exceed ten years and generally vest quarterly over four years. Awards of restricted stock units are granted to officers and certain employees and generally vest quarterly over four years. Awards of restricted stock to directors are generally granted in June of each year and vest in January of the following year. As of December 31, 2011, there were approximately 574,000 shares available for grant under the Stock Incentive Plan.

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

Total stock-based compensation expense recorded for the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $3.5 million and $3.0 million, respectively. Stock-based compensation is recorded within selling, general and administrative expense in the accompanying consolidated statements of operations.

Stock Option Awards

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

The following table summarizes the weighted-average assumptions the Company used in its fair value calculations at the date of grant:

	2011	2010	2009
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	1.6%	1.5%	2.1%
Volatility	63.4%	47.6%	45.4%

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

Information concerning all stock option activity for the year ended December 31, 2011 is summarized as follows:

	Shares of Common Stock Attributable to Options	Weighted- Average Exercise Price Of Options	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	7,279,771	$3.55
Granted at market price	500,000	0.31
Forfeited and expired	(3,612,914)	3.63
Exercised	—	—

Outstanding at December 31, 2011	4,166,857	$3.09	7.85	$—
Vested or expected to vest at December 31, 2011	4,044,814	$3.13	7.82	$—
Exercisable at December 31, 2011	1,715,134	$4.36	6.68	$—

The weighted-average grant-date fair value per share of options granted during 2011, 2010 and 2009 was $0.17, $0.90 and $1.67, respectively. There was no aggregate intrinsic value for stock options outstanding and exercisable as of December 31, 2011 and 2010 and $0.1 million of aggregate intrinsic value for stock options outstanding and exercisable as of December 31, 2009.

As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $3.5 million, net of estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

Restricted Stock Units and Restricted Stock Awards

Information concerning all non-vested shares of restricted stock units and restricted stock for the year ended December 31, 2011 is summarized as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards outstanding at December 31, 2010	900,812	$3.05
Granted	2,556,212	0.39
Forfeited	(631,125)	2.75
Vested	(2,534,144)	0.55

Non-vested awards outstanding at December 31, 2011	291,755	$2.13

Included in the above table are 597,332 shares of restricted stock granted and vested on March 14, 2011 to certain employees as bonus compensation for 2010 performance targets that were achieved. The grant date fair value of these restricted stock awards was approximately $0.2 million, which was recognized as stock based compensation expense during the year ended December 31, 2010. The above table also includes 1,943,880 shares of restricted stock units having an aggregate grant date fair value of $0.8 million that were granted to the Company’s interim Chief Executive Officer. These awards to the interim Chief Executive Officer typically vest one month after the date of grant and 120,193 shares remain unvested as of December 31, 2011. The table also includes 15,000 shares of restricted stock awards to certain non-employee directors that were granted in June 2011 and vested on January 30, 2012. The weighted-average grant-date fair value per share of awards granted during 2011, 2010 and 2009 was $0.39, $2.56 and $3.83, respectively.

During the years ended December 31, 2010 and 2009, the Board of Directors granted 25,000 shares and 545,000 shares, respectively, of restricted stock units to certain officers and senior management of the Company having a grant date fair value of approximately $0.1 million and $2.1 million, respectively. In addition, during the year ended December 31, 2009, the Board of Directors granted 400,000 shares of restricted stock units having a grant date fair value of $1.5 million outside of the Stock Incentive Plan to the new president of the Higher Education Readiness division and the former president of the Penn Foster division. These restricted stock units vest quarterly over a four year period. On the date that restricted stock unit shares vest, the Company withholds the number of vested shares based on the common stock closing price on such vesting date equal to the required tax withholdings of the employee. Such shares are reflected as treasury stock and during the years ended December 31, 2011 and 2010, the Company withheld 30,032 and 64,156 shares, respectively of treasury stock to cover employee tax withholdings.

As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested restricted stock awards and units amounted to approximately $0.6 million, which will be recognized over the weighted-average remaining requisite service period of approximately 1.1 years.

Performance Stock Awards

Performance based stock awards are recognized as expense when it becomes probable performance measures triggering vesting will be met. There were no performance based stock awards outstanding as of December 31, 2011.

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

The Company’s aggregate contributions to both plans, including Penn Foster’s since December 7, 2009, were $0.7 million, $0.8 million, and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

12. Related Parties

Transactions with Bain Capital

On March 8, 2011, the Company appointed John M. Connolly as Interim President and Chief Executive Officer. Mr. Connolly has served as an operating partner of Bain Capital Ventures since 2009 and as a managing director since January 2010. Bain Capital Ventures is an affiliate of certain of the Series D Preferred Stock owners. Pursuant to a letter agreement between Mr. Connolly and the Company, as amended for extensions, during 2011 Mr. Connolly was awarded 1,943,880 restricted stock units having an aggregate grant date fair value of $0.8 million. These awards typically vest one month after the individual grant date and 120,193 shares remain unvested as of December 31, 2011. Mr. Connolly will be awarded 120,192 restricted stock units per month from January 8, 2012 to April 7, 2012. Mr. Connolly was also paid a monthly salary of $0.1 million from July 8, 2011 to November 7, 2011, and is paid $0.05 million per month from December 8, 2011 to June 30, 2012 when his current employment extension period expires. Pursuant to Mr. Connolly’s arrangement with Bain Capital Ventures, Mr. Connolly is obligated to transfer his salary and the value of his restricted stock unit awards to Bain Capital Ventures.

On September 27, 2011, the Company entered into an employment agreement with Frank F. Britt (the “Interim Employment Agreement”) under which Mr. Britt was appointed to serve as the interim President of Penn Foster, Inc., the Company’s wholly-owned subsidiary. Further, on January 1, 2012, the Company entered into an Executive Employment Agreement with Mr. Britt (the “Executive Employment Agreement”) pursuant to which Mr. Britt serves as the Chief Executive Officer of Penn Foster. Since 2011, Mr. Britt has served as an Executive-in-Residence at Bain Capital Ventures. Per the Interim Employment Agreement, the Company compensated Mr. Britt $0.14 million in 2011, consisting of base salary compensation in the amount of $0.09 million and a bonus payment of $0.05 million.

Also during 2011, the Company reimbursed Bain Capital Ventures approximately $0.1 million for out-of-pocket expenses, which are included in selling, general and administrative expenses in the accompanying 2011 consolidated statement of operations. Bain Capital Ventures also assisted the Company with business strategy consulting services. For these services, Bain Capital Ventures charged fees of approximately $0.15 million, which are included in restructuring and other related expenses in the accompanying 2011 consolidated statement of operations. As of December 31, 2011, approximately $0.2 million of these expenses and fees are unpaid and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During 2008, the Company entered into agreements with Bain Capital LLC, another affiliate of certain of the Series D Preferred Stock owners, to provide live and online GMAT instruction and business school tutoring services to a limited number of Bain Capital LLC employees. For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue of approximately $0.06 million, $0.04 million and $0.01 million, respectively, from these agreements.

Transactions with US Skills, LLC

Michael J. Perik, the Company’s former President and Chief Executive Officer who resigned on March 8, 2011, has a controlling ownership interest in US Skills, LLC (“US Skills”). During 2008 and 2009, the Company, through its former K-12 Services division, developed and licensed certain K-12 assessment platform software to US Skills and received a $0.4 million development fee and $0.7 million of license fees through December 31, 2009. The Company also received sublicensing fees from US Skills of $0.2 million in 2009. These fees are included in loss from discontinued operations in the accompanying 2009 consolidated statement of operations.

On December 30, 2009, the Company entered into a software license agreement with US Skills whereby the Company agreed to provide its online SAT and ACT preparation software, third party software and hardware to US Skills. The Company received $0.8 million in consideration of this agreement during 2010.

Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the Company was reimbursed by US Skills. At the end of 2009, the project management agreement was terminated and the Company entered into a reimbursement agreement under which the Company continued to employ certain employees and consultants who provided services to US Skills, for which the Company was reimbursed by US Skills. In 2011, 2010 and 2009, the Company received reimbursement of $0.2 million, $0.2 million and $0.4 million, respectively, under the project management and reimbursement agreements. The reimbursement agreement expired on June 30, 2011.

In accordance with accounting standards established for consolidation of variable interest entities, the Company evaluated at each reporting period whether its interest and relationships with US Skills would require the Company to consolidate US Skills. The Company determined that consolidation of US Skills was not required.

Transactions with Kavanaugh Software Innovations, LLC

From time to time the Company contracted with Kavanaugh Software Innovations, LLC, (“KSI”) a software development and services company, to perform a variety of software development and internet services. In December 2009 the Company hired a vice president of the former CEP division, who, together with his spouse, is a majority owner of KSI and whose spouse is president of KSI. During the year ended December 31, 2010, the Company paid KSI an aggregate of $0.07 million of internet service fees. This vice president’s employment with the Company terminated in May 2011 and no fees were paid to KSI during the year ended December 31, 2011.

Loans to Officers

The Company had a loan to one former executive officer in the amount of $0.2 million that accrued interest at 7.3% per year and was secured by 35,662 shares of the Company’s common stock. On March 20, 2009, the Company received the 35,662 shares for full settlement of the loan and returned the shares to authorized, but unissued common stock. In conjunction with the settlement, the Company recognized a loss of $0.05 million which is included in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2009. No loans were made to executive officers after February 2002 and no loans are outstanding as of December 31, 2011 and 2010.

13. Segment Reporting

The Company currently operates in two reportable segments: Higher Education Readiness (“HER”) and Penn Foster. These operating segments are divisions of the Company for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The HER division provides in-person and online test preparation courses, including classroom-based and small group instruction and individual tutoring in test preparation and academic subjects. Additionally, the division receives royalties from its independent international franchisees that provide test preparation courses under the Princeton Review brand as well as from the sale of more than 165 print and software titles on test preparation, academic admissions and related topics under the Princeton Review brand sold primarily through Random House, Inc. The Penn Foster division, acquired in December 2009, provides regionally and nationally accredited, career-focused, online degree and vocational programs in the United States, Canada and over 150 countries around the world. The SES division delivered state-aligned research-based academic tutoring instruction to students in schools in need of improvement in school districts throughout the country. As discussed in Note 16, the Company exited the SES business as of the end of the 2009-2010 school year and therefore does not report under this segment beyond 2010. As discussed in Note 3, in November 2011 the Company ceased all activities relating to strategic venture partnerships and discontinued its Career Education Partnerships (“CEP”) division. The following segment results include the allocation of certain information technology costs, accounting services, executive management costs, legal department costs, office facility expenses, human resource expenses and other shared services.

The segment results include Adjusted EBITDA for the periods indicated. As used in this report, Adjusted EBITDA means loss from continuing operations before income taxes, interest income and expense, depreciation and amortization, restructuring and other related expenses, acquisition and integration expenses, loss on impairment of goodwill and other assets, stock-based compensation and certain non-cash income and expense items. The non-cash items include the purchase accounting impact of acquired deferred revenue, which would have been recognized if not for the purchase accounting treatment, a charge to cost of goods and services sold for the write-off of inventory in conjunction with the decision to exit the SES business, the loss from extinguishment, refinancing and amendment of debt, gains from changes in fair values of embedded derivatives and gains and losses related to certain tax indemnifications for uncertain tax positions from periods prior to the acquisition of Penn Foster. The Company believes that Adjusted EBITDA, a non-GAAP financial measure, represents a useful measure for evaluating its financial performance because it reflects earnings trends without the impact of certain non-recurring, non-cash and non-core related charges or income. The Company’s management uses Adjusted EBITDA to measure the operating profits or losses of the business. Analysts, investors, lenders and rating agencies frequently use Adjusted EBITDA in the evaluation of companies, but the Company’s presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures of other companies because of potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to net income (loss) as an indicator of the Company’s operating performance, or as an alternative to any other measure of performance calculated in conformity with GAAP.

	Year Ended December 31, 2011 (in thousands)
	HER	Penn Foster	Corporate	Total
Revenue	$100,309	$88,445	$—	$188,754

Operating expenses	185,699	92,142	21,536	299,377

Operating loss from continuing operations	(85,390)	(3,697)	(21,536)	(110,623)
Depreciation and amortization	5,287	13,779	689	19,755
Restructuring and other related expenses	—	68	1,569	1,637
Acquisition and integration expenses	—	—	3,080	3,080
Loss on impairment of goodwill and other assets	93,111	6,800	—	99,911
Stock based compensation	—	—	2,382	2,382
Other cash expense (see reconciliation below)	—	—	—	—

Adjusted EBITDA	13,008	16,950	(13,816)	16,142

Total segment assets	50,179	170,490	7,684	228,353

Segment goodwill	—	100,530	—	100,530

Expenditures for long lived assets	$7,387	$1,904	$217	$9,508

	Year Ended December 31, 2010 (in thousands)
	HER	Penn Foster	SES	Corporate	Total
Revenue	$102,766	$96,387	$14,676	$—	$213,829

Operating expenses	90,730	99,488	13,381	31,529	235,128

Operating income (loss) from continuing operations	12,036	(3,101)	1,295	(31,529)	(21,299)
Depreciation and amortization	3,620	21,451	334	8,650	34,055
Restructuring	—	—	—	4,327	4,327
Acquisition and integration expenses	—	2,286	—	3,076	5,362
Stock based compensation	—	218	—	3,236	3,454
Acquisition related adjustment to revenue	—	877	—	—	877
Inventory write-off to cost of goods and services sold	—	—	942	—	942
Other cash expense (see reconciliation below)	—	—	—	(4)	(4)

Adjusted EBITDA	15,656	21,731	2,571	(12,244)	27,714

Total segment assets (excludes former CEP division assets)	141,874	198,812	—	18,810	359,496

Segment goodwill	84,707	100,530	—	—	185,237

Expenditures for long lived assets	$10,388	$4,557	$—	$1,149	$16,094

	Year Ended December 31, 2009 (in thousands)
	HER	Penn Foster	SES	Corporate	Total
Revenue	$110,414	$5,485	$27,620	$—	$143,519

Operating expense	94,835	6,100	27,165	25,519	153,619

Operating income (loss) from continuing operations	15,579	(615)	455	(25,519)	(10,100)
Depreciation and amortization	3,791	1,835	175	2,546	8,347
Restructuring	—	—	—	7,711	7,711
Acquisition and integration expenses	—	—	—	2,984	2,984
Stock based compensation	—	—	—	2,979	2,979
Acquisition related adjustment to revenue	—	135	—	—	135
Other cash income (see reconciliation below)	—	—	—	261	261

Adjusted EBITDA	19,370	1,355	630	(9,038)	12,317

Total segment assets	139,319	231,790	4,050	14,648	389,807

Segment goodwill	84,689	101,829	—	—	186,518

Expenditures for long lived assets	$4,867	$93	$38	$4,362	$9,360

A reconciliation of other expense, net to other cash (expense) income is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Other expense, net	$(238)	$(341)	$(517)
Loss from extinguishment, refinancing and amendment of debt	144	1,140	878
Gain from change in fair value of embedded derivatives	(336)	(757)	(100)
Other non-cash expense (income)	430	(46)	—

Other cash (expense) income	$—	$(4)	$261

14. Quarterly Results of Operations (Unaudited)

The following table presents unaudited statement of operations data for each of the eight quarters in the two-year period ended December 31, 2011. This information has been derived from the Company’s historical consolidated financial statements, as adjusted for the discontinued operations presentation of the Career Education Partnerships division, and should be read in conjunction with the Company’s historical consolidated financial statements and related notes appearing in this Annual Report on Form 10-K.

	Quarter Ended
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(in thousands, except per share data)
Revenue
Higher Education Readiness	$23,708	$26,905	$33,425	$16,271	$26,757	$26,591	$30,675	$18,743
Penn Foster	26,011	22,692	20,991	18,751	26,439	24,948	23,357	21,643
SES	—	—	—	—	9,989	4,649	38	—

Total revenue	49,719	49,597	54,416	35,022	63,185	56,188	54,070	40,386

Operating expenses
Costs of goods and services sold (exclusive of items below)	17,219	17,838	17,987	13,267	22,514	21,907	18,298	14,260
Selling, general and administrative	32,301	25,744	25,257	25,381	35,153	28,475	26,831	23,946
Depreciation and amortization	4,474	4,347	5,007	5,927	10,561	8,173	8,204	7,117
Restructuring and other related expenses	63	—	—	1,574	1,031	890	2,082	324
Acquisition and integration expenses	874	1,017	987	202	1,023	1,350	1,311	1,678
Loss on impairment of goodwill and other assets	—	—	83,468	16,443	—	—	—	—

Total operating expenses	54,931	48,946	132,706	62,794	70,282	60,795	56,726	47,325

Operating (loss) income from continuing operations	(5,212)	651	(78,290)	(27,772)	(7,097)	(4,607)	(2,656)	(6,939)

Loss from continuing operations	$(11,128)	$(4,936)	$(73,918)	$(33,963)	$(14,605)	$(11,776)	$(7,812)	$(10,897)

Loss per share:
Basic and diluted loss from continuing operations	$(0.25)	$(0.14)	$(1.39)	$(0.66)	$(0.52)	$(0.27)	$(0.19)	$(0.25)

Weighted average shares used in computing loss from continuing operations
Basic and diluted	53,638	54,415	54,967	55,699	33,772	47,822	52,120	53,485

During the three month interim period ended June 30, 2010, the Company identified errors in reported revenue attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $0.6 million for the three months ended June 30, 2010.

During the three month interim period ended September 30, 2010, the Company identified errors in reported revenue attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $1.2 million for the three months ended September 30, 2010.

During the three month interim period ended December 31, 2010, the Company identified errors in its reported revenues and expenses attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $0.3 million and increasing operating expenses by $0.5 million for the three months ended December 31, 2010.

During the three month interim period ended December 31, 2009, the Company identified errors in its reported revenues attributed to prior fiscal periods, the correction of which had the effect of reducing revenue by $0.7 million for the three months ended December 31, 2009.

The Company evaluated these errors and did not believe that these amounts were material to the consolidated financial statements for the years ended December 31, 2009 and 2010 or any interim periods within 2009 and 2010, and that the correction of those errors was not material to any interim or annual period of the 2009 and 2010 consolidated financial statements.

15. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Numerator for earnings (loss) per share:
Loss from continuing operations	$(123,945)	$(45,090)	$(13,902)
Earnings to common shareholders from exchange and conversion of preferred stock	—	1,128	13,255
Dividends and accretion on preferred stock	(9,815)	(9,908)	(5,308)

Loss from continuing operations attributed to common stockholders	$(133,760)	$(53,870)	$(5,955)
(Loss) income from discontinued operations	(12,125)	(6,650)	1,516

Loss attributed to common stockholders	$(145,885)	$(60,520)	$(4,439)

Denominator for basic and diluted earnings (loss) per share:
Weighted average common shares outstanding	54,687	46,868	33,728

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(2.45)	$(1.15)	$(0.18)
(Loss) income from discontinued operations	(0.22)	(0.14)	0.04

Loss attributed to common shareholders	$(2.67)	$(1.29)	$(0.13)

The following shares were excluded from the computation of diluted earnings (loss) per common share because of their anti-dilutive effect.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net effect of dilutive stock options-based on the treasury stock method	10	39	63
Effect of convertible preferred stock-based on the if-converted method	25,678	16,787	—

	25,688	16,826	63

16. Restructuring and Other Related Expenses

Restructuring and other related expenses for the year ended December 31, 2011 include approximately $1.2 million of legal and financial restructuring advisory fees and other professional fees incurred during the fourth quarter of 2011 associated with the Company’s efforts to evaluate and/or pursue various alternatives for addressing its capital structure in the near term. These alternatives include, but are not limited to, raising capital through issuances of new securities, swapping debt for equity, securing additional debt financing from new or existing investors and/or raising capital through the sale of assets, including the agreement to sell the HER division as discussed in Note 18. The Company expects to incur additional fees in the first and second quarters of 2012 as it continues to evaluate alternatives and act on strategies.

Restructuring and other related expenses for the years ended December 31, 2011, 2010 and 2009 also include costs associated with initiatives described below to consolidate and downsize operations, reorganize the Company management structure and eliminate duplicative assets and functions.

2011 Initiative

The Company announced and commenced a restructuring initiative in the fourth quarter of 2011 to streamline the operations of the HER and Penn Foster divisions and to better align their operations with the Company’s business strategy, refined business model and outlook. This initiative is expected to carry into the first and second quarters of 2012 as management continues to evaluate both divisions’ organizational structures, resource requirements and facility needs. The Company incurred restructuring charges of $0.3 million for this initiative during the year ended December 31, 2011, primarily related to employee severance and termination benefits for HER operational and marketing personnel and Penn Foster finance personnel that were terminated as a result of management’s initial assessments. The following table sets forth the accrual activity relating to this restructuring initiative for the year ended December 31, 2011:

Severance and Termination Benefits
(in thousands)
Restructuring provision in 2011	$283
Cash paid	(91)

Accrued restructuring balance at December 31, 2011	$192

2010 SES Initiative

On May 18, 2010, the Company announced its intention to exit the SES business as of the end of the 2009-2010 school year. After completing programs it offered in the 2009-2010 school year, the Company closed certain offices and terminated employees associated with the SES business. All SES employees were notified of their termination and as a result, the Company incurred restructuring charges of $0.8 million related to employee severance and termination benefits during the year ended December 31, 2010. This charge includes a non-cash credit of $0.05 million relating to a negotiated settlement of the Company’s minimum earn-out obligation from the 2007 acquisition of a western Massachusetts franchise. The seller of the western Massachusetts franchise was an SES employee and this settlement was included as a part of the employee’s severance agreement. The adjusted minimum earn-out obligation of $0.45 million was paid in the third quarter of 2010.

The Company also recorded non-cash charges of $0.9 million relating to the write-off of SES inventory that was not used or sold during the remainder of the 2009-2010 school year. This charge is included in costs of goods and services sold in the accompanying consolidated statements of operations for the year ended December 31, 2010. The Company expects to pay all lease termination costs by the end of February 2013.

The following table sets forth accrual activity relating to the SES restructuring initiative for the years ended December 31, 2010 and 2011:

	Severance and Termination Benefits	Lease Termination and Office Shut-down Costs	Total
	(in thousands)
Restructuring provision in 2010	$820	$969	$1,789
Non-cash credits	50	—	50
Cash paid	(807)	(804)	(1,611)

Accrued restructuring balance at December 31, 2010	63	165	228
Restructuring provision adjustments in 2011	—	20	20
Cash paid	(63)	(130)	(193)

Accrued restructuring balance at December 31, 2011	$—	$55	$55

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

During the first quarter of 2010, the Company notified certain employees that duplicative call center and accounting operations based in Houston, Texas and Framingham, Massachusetts, respectively, would be migrated to the Penn Foster headquarters in Scranton, Pennsylvania over the next several months. During the third quarter of 2010, a member of senior management involved in certain real estate consolidations was terminated as the consolidations were completed. As a result, the Company incurred restructuring charges of $0.4 million related to employee severance and termination benefits during the year ended December 31, 2010.

In addition, by March 31, 2010 the Company closed and ceased use of two-thirds of its administrative office in New York City and by August 31, 2010 ceased use of the remaining space at this facility. The Company recorded a liability based on the estimated fair value of the remaining contractual lease rentals associated with the closed space, reduced by estimated sublease rentals, which the Company was actively seeking at the time. The Company also incurred other restructuring charges associated with the shutdown of the New York City office. As a result, during the year ended December 31, 2010 the Company recorded a restructuring charge of $2.1 million, which included a credit resulting from the elimination of a deferred rent liability of $0.5 million associated with straight-line lease accounting on the same property.

The Company consummated an agreement to terminate the lease for the New York City property, effective as of March 31, 2011. In addition to a broker fee, the Company agreed to pay an aggregate sum of $1.2 million over a period of fourteen months, beginning in April 2011. As a result of this settlement, the Company recorded an additional charge to restructuring expense in 2011 of approximately $0.06 million to adjust its liability for the estimated fair value of the remaining contractual payments under this arrangement.

The following table sets forth accrual activity relating to this restructuring initiative for the years ended December 31, 2009, 2010 and 2011:

	Severance and Termination Benefits	Lease Termination Costs	Other Exit Costs	Total
	(in thousands)
Restructuring provision in 2009	$2,354	$—	$—	$2,354
Cash paid	(23)	—	—	(23)

Accrued restructuring balance at December 31, 2009	2,331	—	—	2,331
Restructuring provision in 2010	423	1,820	295	2,538
Redesignation of deferred rent liability	—	456	—	456
Cash paid	(2,695)	(723)	(295)	(3,713)

Accrued restructuring balance at December 31, 2010	59	1,553	—	1,612
Restructuring provision adjustments in 2011	5	87	—	92
Cash paid	(64)	(1,215)	—	(1,279)

Accrued restructuring balance at December 31, 2011	$—	$425	$—	$425

Accrued restructuring is included in accrued expenses in the accompanying consolidated balance sheet.

17. Disclosure of Fair Value of Financial Instruments

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established by an accounting standard that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1.	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of money market funds, which are valued at quoted market prices in active markets.

Level 2.	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have any Level 2 assets or liabilities.

Level 3.	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liabilities consist of embedded derivatives.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Money market funds	$—			$12,834
Liabilities:
Embedded financial derivatives			$371			$707

Money market funds, included in cash and cash equivalents and restricted cash, are valued at quoted market prices in active markets.

Embedded derivatives related to certain mandatory prepayments within the Company’s Senior Notes, Junior Notes and former Bridge Notes as described in Note 7 are valued using a pricing model utilizing unobservable inputs that cannot be corroborated by market data, including the probability of contingent events required to trigger the mandatory prepayments. The fair value of embedded derivatives is included in other long-term liabilities in the accompanying balance sheets and the change in fair value is recognized in other (expense) income, net in the accompanying consolidated statements of operations.

Activity related to our embedded financial derivatives for the years ended December 31, 2009, 2010 and 2011was as follows (in thousands):

Bifurcated valuation on December 7, 2009	$1,618
Gain realized from change in fair value in 2009	(100)

Balance at December 31, 2009	1,518
Gain realized from extinguishment of bridge notes in 2010	(54)
Gain realized from change in fair value in 2010	(757)

Balance at December 31, 2010	707
Gain realized from change in fair value in 2011	(336)

Balance at December 31, 2011	$371

Nonfinancial assets such as goodwill and other intangible assets are measured at fair value when there is an indicator of impairment and are recorded at fair value only when impairment is recognized. Refer to Note 5.

18. Subsequent Events

Agreement to Sell the HER Division

On March 26, 2012, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement (the “Agreement”) with an affiliate of Charlesbank Capital Partners (“Buyer”) pursuant to which, upon the terms and subject to the conditions set forth in the Agreement, the Company and its subsidiaries will sell, and Buyer will buy, substantially all of the assets of the Company’s HER division, including the name and brand of The Princeton Review. The Agreement also provides for the assumption by Buyer of certain liabilities relating to the HER division as well as for the execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement and a Transition Services Agreement by the parties.

The consideration for the sale of the HER division will be $33.0 million in cash plus the assumption of $12.0 million in net working capital liabilities. The purchase price will be adjusted to account for any variance from the target working capital level. At closing, $1.5 million of the purchase price will be placed in escrow pending post-closing settlement of any such working capital adjustment. The Company has made customary representations, warranties and covenants with respect to the assets sold. The Company and Buyer have each agreed to indemnify the other from and against, among other things, various claims, damages and liabilities that may be incurred as a result of breaches of representations or warranties under the Agreement, subject to limitations set forth therein. The Company has also agreed to change its name in connection with the transaction.

Consummation of the transaction is subject to customary conditions, including the release of encumbrances on the purchased assets. The Agreement also contains certain termination rights of the parties. The Company expects to use the net proceeds from the sale to repay obligations outstanding under the GE Senior Credit Facilities.

Notice of NASDAQ Delisting

On March 23, 2012, the Company received notification from The NASDAQ Stock Market LLC (“NASDAQ”) stating that the Company’s common stock would be delisted from The NASDAQ Capital Market effective at the open of the market on April 3, 2012, unless the Company appeals NASDAQ’s determination. The Company has decided not to appeal this determination. The delisting of the Company’s common stock is a result of the Company’s failure to comply with NASDAQ Listing Rule 5550(a)(2) by evidencing a minimum bid price for its common stock of $1.00 per share and NASDAQ Listing Rule 5550(b) by failing to maintain a minimum of $2.5 million in stockholders’ equity. The Company’s common stock is now quoted on the OTCQB tier of the Over-the-Counter-Markets under the symbol “REVU”.

THE PRINCETON REVIEW, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

For the years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions Charged to Expense	Deductions From Allowance(1)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Year Ended December 31, 2011	$997	$224	$(217)	$1,004
Year Ended December 31, 2010	$769	$799	$(571)	$997
Year Ended December 31, 2009	$1,105	$245	$(581)	$769

Valuation allowance for deferred tax assets
Year Ended December 31, 2011	$63,125	$30,673	$—	$93,798
Year Ended December 31, 2010	$37,864	$25,261	$—	$63,125
Year Ended December 31, 2009	$32,808	$5,056	$—	$37,864

(1)	Deductions from allowance for doubtful accounts consist primarily of amounts written off during the period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As a result of this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2011.

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

The Company’s management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on criteria in Internal Control—Integrated Framework issued by COSO. The Company’s assessment of and conclusion on the effectiveness of internal control over financial reporting included the internal controls of Penn Foster which was acquired by the Company in a purchase business combination on December 7, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, the Company completed its multi-year company-wide effort to replace HER system infrastructure and integrate it with Penn Foster’s financial system. Other than this, there have not been any changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors consists of the following seven directors: Jeffrey R. Crisan, Richard Katzman, Michael A. Krupka, David Lowenstein, John S. Schnabel, Linda Whitlock and David L. Warnock. Our Board of Directors believes that there should be a majority of independent directors on the Board of Directors. Although each of our current board members is an independent director, we expect that, consistent with our historical practice and upon our hiring of a permanent Chief Executive Officer, our Chief Executive Officer will be appointed as a member of our Board of Directors. Our Board of Directors believes that it is useful and appropriate to have members of management as directors.

The Board of Directors has determined that each of its members qualifies as “independent” per the director independence standards of The NASDAQ Stock Market, Inc. Although our common stock is currently traded on the OTCQB tier of the OTC Markets, we choose to apply the current listing requirements of The NASDAQ Stock Market for purposes of determining director independence. The NASDAQ independence definitions include a series of objective tests, including that the director is not an employee of the company and has not been engaged in various types of business relationships with the company.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. During 2011, the Audit Committee met 5 times, the Compensation Committee met 5 times and the Nominating Committee met 1 time.

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

The Audit Committee consists of David Lowenstein (Chair) and Linda Whitlock. Each member of the Audit Committee is “independent” under the standards established by the SEC and NASDAQ for members of audit committees. Mr. Lowenstein has been determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The designation as audit committee financial expert is a disclosure requirement of the SEC related to Mr. Lowenstein’s experience and understanding of certain accounting and auditing matters.

Compensation Committee

The Compensation Committee has the sole authority and responsibility for reviewing and determining, or recommending to the Board of Directors for determination, the cash and equity compensation and other matters relating to the compensation of our Chief Executive Officer, all other executive officers and members of our

Board of Directors. The Compensation Committee is also responsible for the administration of The Princeton Review, Inc. 2000 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), including reviewing management recommendations with respect to grants of awards and taking other actions as may be required in connection with our compensation and incentive plans. Our Board of Directors has adopted a Compensation Committee Charter which contains the Compensation Committee’s mandate, membership requirements and duties and obligations. A copy of the Compensation Committee Charter is posted on our Investor Relations website at http://ir.princetonreview.com. In accordance with the Compensation Committee Charter, in addition to its responsibilities relating to compensation of executive officers and members of our Board of Directors, the Compensation Committee also oversees our overall compensation structure, policies and programs, including with respect to incentive- and equity-based plans, and reviews our processes and procedures for the consideration and determination of compensation of executive officers and members of our Board of Directors. In addition, the Compensation Committee has the authority to retain and terminate a consultant or other outside advisor on compensation matters and reviews and discusses with our Board of Directors corporate succession plans for the chief executive officer and other key officers. See the “Compensation Discussion and Analysis” section of this Proxy Statement for additional information regarding our processes and procedures for the consideration and determination of compensation of our named executive officers.

The Compensation Committee consists of David Lowenstein (Chair) and Jeffrey R. Crisan. Although our common stock is currently traded on the OTCQB tier of the OTC Markets, we choose to apply the current listing requirements of The NASDAQ Stock Market for purposes of determining Compensation Committee member independence. Each member of the Compensation Committee is “independent” under the standards established by NASDAQ, an “outside director” within the meaning of Section 162 of the Internal Revenue Code and a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

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

The Nominating Committee consists of Jeffrey R. Crisan and David Lowenstein. Each member of the Nominating Committee is “independent” under the standards established by NASDAQ. Although our common stock is currently traded on the OTCQB tier of the OTC Markets, we choose to apply the current listing requirements of The NASDAQ Stock Market for purposes of determining director independence.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all of our directors, officers and employees. This code is publicly available on our website at www.princetonreview.com. Amendments to the Code of Business Conduct or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Capital Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Name	Principal Position	Year	Salary ($)	Bonus ($)		Incentive Pay ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

John Connolly	Interim Chief Executive Officer	2011	550,000	—		—	760,766	—	—	1,310,766

Christian Kasper	Executive Vice President, Treasurer and Chief Financial Officer	2011	375,000	475,000		—	—	—	7,961	857,961
		2010	144,231	250,000	(4)	—	—	1,062,830	—	1,457,061

H. Scott Kirkpatrick, Jr.	President, Higher Education Readiness Division	2011	375,000	—		—	—	—	2,004	377,004
		2010	375,000	—		—	—	1,150,352	1,154	1,526,506

Michael Perik	Chief Executive Officer (former)	2011	150,287						19,200	169,487
		2010	450,000	—		—	—	—	17,400	467,400

(1)	This column represents the grant date fair value dollar amount of restricted stock and restricted stock unit awards computed in accordance with FASB Accounting Standards Codification No. 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K regarding assumptions underlying the valuation of these equity awards.
(2)	This column represents the grant date fair value dollar amount of stock option awards computed in accordance with

FASB Accounting Standards Codification No. 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K regarding assumptions underlying the valuation of these equity awards.

(3)	All other compensation consists of company matching contributions under our 401(k) plan, and for Mr. Perik only, automobile allowance.
(4)	Represents a sign-on bonus not subject to performance targets for the 2010 fiscal year paid to Mr. Kasper pursuant to his employment agreement.

The following table provides information regarding outstanding option awards and stock awards held by our named executive officers at fiscal year-end.

Outstanding Equity Awards at 2011 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

John Connolly	—	—		—	—	120,193	12,019

Christian Kasper	359,375	790,625	(5)	2.19	8/16/20	—	—

H. Scott Kirkpatrick, Jr.	150,000	150,000	(3)	3.88	11/30/19	100,000	10,000
	350,000	770,000	(4)	2.43	8/9/20
Michael Perik(2)	—	—		—	—	—	—

(1)	The market value of the stock awards is based on the closing price of our Common Stock on the NASDAQ Capital Market on December 31, 2011, which was $0.10 per share.

(2)	Mr. Perik resigned from the Company on March 8, 2011. As a result, all outstanding equity awards for Mr. Perik had expired by fiscal year end 2011.
(3)	This option vests in 16 equal quarterly installments with the first installment vesting on February 28, 2010.
(4)	This option vests in 16 equal quarterly installments with the first installment vesting on February 28, 2010.
(5)	This option vests in 16 equal quarterly installments with the first installment vesting on November 16, 2010.

Pension Benefits and Nonqualified Deferred Compensation

We currently do not provide any deferred compensation programs that are not tax qualified or pensions to any executive officer, including the named executive officers.

Potential Payments Upon Termination or Change in Control

Termination Without Cause or for Good Reason

Mr. Perik, who resigned from the Company on March 8, 2011, had entered into an employment agreement with the Company providing that if the Company terminates Mr. Perik’s employment without “cause” (as defined in Mr. Perik’s employment agreement), or Mr. Perik terminates his employment with us for good reason (as defined in Mr. Perik’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Perik would be entitled to receive a lump-sum severance payment equal to $500,000, or, if such termination occured within 12 months after a change in control, $1,000,000. In addition, Mr. Perik’s agreement provided that he would receive a pro-rated portion of his annual bonus for the prior calendar year (if any) if he was employed by us for the entire calendar year immediately prior to the calendar year of his termination, or, if he was not employed by us for the entire calendar year immediately prior to the calendar year of his termination, a pro-rated portion of his target bonus of $875,000. Mr. Perik’s employment agreement also included confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions ended on March 8, 2012, the one-year anniversary of Mr. Perik’s resignation date. The agreement is no longer in effect and the parties no longer have any responsibilities or obligations to each other under it.

Under Mr. Kasper’s employment agreement, if we terminate Mr. Kasper’s employment without “cause” (as defined in Mr. Kasper’s employment agreement), or Mr. Kasper terminates his employment with us for good reason (as defined in Mr. Kasper’s employment agreement to include, among other things, a material diminution in his authority, duties or responsibilities), Mr. Kasper is entitled to receive a lump-sum severance payment equal to the sum of (a) 100% of his base salary, plus (b) 100% of his annual bonus for the prior calendar year (if any) if he was employed by us for the entire calendar year immediately prior to the calendar year of the termination, or, if he was not employed by us for the entire calendar year immediately prior to the calendar year of the termination, his target bonus as in effect immediately prior to the termination; provided however, that in the event such termination occurs within 12 months after a change in control, then the percentage of base salary and annual bonus shall be 150%. Mr. Kasper’s employment agreement also includes confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions will be in effect for a period of one year following the termination of Mr. Kasper’s employment.

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

Under our employment agreements with our named executive officers other than Mr. Connolly, if we terminate the executive’s employment without “cause,” we have agreed to either provide benefits or reimburse the executive for a portion of COBRA payments to maintain medical insurance, for a specified amount of time between 12 and 18 months following termination as set forth above in “Executive Compensation—Employment Agreements—Certain Material Terms of Employment Agreements with Named Executive Officers.”

Change in Control

The employment agreements with Messrs. Perik, Kasper and Kirkpatrick provide that, if there is a “change in control,” the unvested portion of any stock options, restricted stock or similar equity awards held by each of Messrs. Perik, Kasper and Kirkpatrick on the date of the change in control shall vest in full and become immediately exercisable, and all restrictions shall lapse on any restricted stock or similar awards held by each of Messrs. Perik, Kasper and Kirkpatrick at such time which were not otherwise vested as of the date of the change in control.

“Change in control” is defined as (a) an acquisition of more than 50% of either (i) the then-outstanding shares of our Common Stock or (ii) the combined voting power of our then-outstanding securities entitled to vote generally in the election of directors; or (b) such time as the majority of the members of our board of directors are replaced during any 12-month period by directors whose appointment or election are not approved by a majority of the members of the board of directors prior to the date of the appointment or election; or (c) a merger or consolidation of our company, unless following the transaction, our former stockholders continue to hold more than 50% of the then-outstanding voting stock of the surviving entity in substantially the same proportions as their ownership, immediately prior to such merger or consolidation; or (d) approval by our stockholders for the complete liquidation or dissolution of our company. The following shall not constitute a change in control: (a) any acquisition of more than 50% of our outstanding stock directly from our company; (b) any acquisition of more than 50% of our outstanding stock by our company; (c) any acquisition of more than 50% of our outstanding stock by any employee benefit plan (or related trust) sponsored or maintained by our company or any other corporation controlled by our company; or (d) any acquisition by some person or entity that already owned more than 50% of our outstanding stock.

The employment agreements with Messrs. Perik, Kasper and Kirkpatrick also provide that we will gross-up each executive for any excise tax, interest or penalties incurred under Internal Revenue Code Section 4999 in connection with any payments or benefits paid or distributed to the executive in connection with a change in control.

We are not obligated to make any severance payments to the named executive officers upon a change in control of our company, except upon termination of their employment in accordance with the provisions described above under “Termination Without Cause or for Good Reason.”

Fiscal 2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)(2)	Total ($)
Jeffrey R. Crisan(3)	0	0	0	0
Robert E. Evanson(4)	52,500	0	0	52,500
Richard Katzman	15,000	1,125	0	16,125
Michael A. Krupka(5)	0	0	0	0
David Lowenstein(4)	140,000	1,125	0	141,125
Michael J. Perik(6)	0	0	0	0
John S. Schnabel(7)	0	0	0	0
Linda Whitlock(4)	55,000	1,125	0	56,125
David Warnock(8)	0	0	0	0

(1)	This column represents the grant date fair value dollar amount of restricted stock awards computed in accordance with FASB Accounting Standards Codification No. 718, Compensation-Stock Compensation. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures relating to service-based vesting conditions. See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K regarding assumptions underlying the valuation of these equity awards.
(2)	During 2011 no options were issued to non-employee directors.
(3)	Mr. Crisan did not receive any compensation for his service as a director.
(4)	Includes payments made for service on a special committee of the board of directors performed in January and February 2011.
(5)	Mr. Krupka did not receive any compensation for his service as a director.
(6)	Mr. Perik did not receive any compensation for his service as a director.
(7)	Mr. Schnabel did not receive any compensation for his service as a director.
(8)	Mr. Warnock did not receive any compensation for his service as a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 31, 2012, information with respect to the beneficial ownership of shares of our Common Stock by each of our current directors or nominees, each of our named executive officers, each person known by us to beneficially own more than 5% of our Common Stock, and all of our directors and executive officers as a group. Beneficial ownership is determined under the rules of the SEC and includes voting or investment power with respect to the securities. Unless indicated otherwise below, the address for each listed director and officer is The Princeton Review, Inc., 111 Speen Street, Suite 550, Framingham, Massachusetts 01701. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying convertible securities held by that person that are exercisable within 60 days following March 31, 2012, but excludes shares of Common Stock underlying convertible securities held by any other person. Percentage of beneficial ownership is based on 56,392,010 shares of Common Stock outstanding as of March 31, 2012.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (%)
John S. Katzman(1)	4,534,435	8.04%
320 Central Park West, 19B
New York, NY 10025
Alta Colleges, Inc.(2)	7,711,309	13.67%
2000 South Colorado Boulevard
Suite Tower Two-800
Denver, CO 80222
Prides Capital Partners, LLC(3)	5,542,517	9.83%
200 State Street, ‘3th Floor
Boston, MA 02109
Bain Capital Venture Fund 2007, L.P.(4)	15,275,366	27.09%
200 Clarendon Street
Boston, MA 02116
Falcon Investment Advisors, LLC(5)	4,316,978	7.66%
450 Park Avenue
Suite 1001
New York, NY 10022
Jeffrey R. Crisan(4)	15,275,366	27.09%
Michael A. Krupka(4)	15,275,366	27.09%
Richard Katzman	47,500	*
David Lowenstein	25,000	*
John S. Schnabel(5)	4,316,978	7.66%
Linda Whitlock	15,000	*
David L. Warnock(6)	2,519,025	4.47%
John M. Connolly(7)	17,579,823	31.17%
Christian G. Kasper(8)	503,125	*
H. Scott Kirkpatrick, Jr.(9)	658,750	1%
Michael J. Perik	0	*
All executive officers and directors as a group (10 persons)	25,665,201	45.30%

*	Less than one percent
(1)	Based on Schedule 13G/A filed February 14, 2011 on behalf of Mr. Katzman. Includes 102,160 shares of common stock held by Mr. Katzman’s spouse. Also includes 717 shares held by Katzman Management, Inc., 658,848 shares held by Katzman Business Holdings, L.P. and 653,744 shares held by JSK Business Holdings, LP. Mr. Katzman disclaims ownership of shares not held in his name except to the extent of his pecuniary interest therein.
(2)	Based in part on Schedule 13G filed March 14, 2008.
(3)	Based solely on our issuance of approximately 18,537 shares of Series D Preferred Stock on April 21, 2010 and a Schedule 13D/A filed April 30, 2010 on behalf of Prides Capital Partners LLC (“Prides Capital”) and Kevin A. Richardson, II. Includes current common stock of 1,008,273 shares and approximately 21,538 shares of Series D Preferred Stock held by Prides Capital Fund I LP (“Fund I”), convertible into 4,534,244 shares of common stock. Prides Capital is the general partner of Fund I, and Kevin A. Richardson, II is a partner and controlling person of Prides Capital.
(4)

Based solely on our issuance of approximately 62,448 shares of Series D Preferred Stock on April 21, 2010. Includes approximately 72,558 shares of Series D Preferred Stock held by Bain Capital Ventures Fund 2007, L.P. (“Fund 2007”), BCIP Venture Associates (“BCIP”), BCIP Venture Associates-B (“BCIP-B”), and BCVI-TPR Integral L.P., convertible into 15,275,366 shares of common stock. Bain Capital Venture Partners 2007, L.P., a Delaware limited partnership (“BCVP 2007”), is the general partner of Fund 2007. Bain Capital Venture Investors, LLC (“BCVI”), is the general partner of BCVP 2007. Bain Capital

Investors, LLC (“BCILLC”), is the sole managing partner of each of BCIP and BCIP-B. BCVI is attorney-in-fact for BCILLC. One of the members of our Board of Directors, Michael A. Krupka, is the sole managing member of BCVI. Another of the members of our Board of Directors, Jeffrey R. Crisan, is the general partner of BCIP. Our Interim President and Chief Executive Officer, John M. Connolly, is a managing director of Bain Capital Ventures. Each of Messrs. Krupka, Crisan and Connolly disclaims any beneficial ownership except to the extent of his pecuniary interest therein.
(5)	Based solely on our issuance of approximately 17,648 shares of Series D Preferred Stock on April 21, 2010. Includes approximately 20,506 shares of Series D Preferred Stock held by Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC (the “Falcon Funds”), convertible into 4,316,978 shares of common stock. One of the members of our Board of Directors, John S. Schnabel, is a partner of Falcon Investment Advisors, LLC, an entity affiliated with the Falcon Funds.
(6)	Based solely on our issuance of approximately 10,298 shares of Series D Preferred Stock on April 21, 2010. Includes approximately 11,965 shares of Series D Preferred Stock held by Camden Partners Strategic Fund IV, L.P., and Camden Partners Strategic Fund IV-A, L.P. (the “Camden Funds”), convertible into 2,519,025 shares of common stock. One of the members of our Board of Directors, Mr. Warnock, is a managing member of Camden Partners Strategic Manager, LLC, an entity affiliated with the Camden Funds.
(7)	Based on the issuance of (a) restricted stock unit awards to Mr. Connolly during his tenure as interim chief executive officer in the amount of 2,304,457, of which 120,192 restricted stock units awarded will vest within 60 days of March 31, 2012; and (b) the Series D Preferred Stock described in note 4, above.
(8)	Includes 71,875 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(9)	Includes 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Audit Committee is charged with the responsibility of reviewing and pre-approving all related party transactions, and reassessing any related party transaction for potential conflicts of interests on an ongoing basis. This responsibility is set forth in our Audit Committee Charter.

TRANSACTIONS WITH US SKILLS, LLC

Michael J. Perik, the Company’s former President and Chief Executive Officer who resigned from the Company on March 8, 2011, has a controlling ownership interest in US Skills, LLC (“US Skills”). During 2008 and 2009, the Company, through its former K-12 Services division, developed and licensed certain K-12 assessment platform software to US Skills and received a $0.4 million development fee and $0.7 million of license fees through December 31, 2009. The Company also received sublicensing fees from US Skills of $0.2 million in 2009. These fees are included in loss from discontinued operations in the accompanying 2009 consolidated statement of operations.

On December 30, 2009, the Company entered into a software license agreement with US Skills whereby the Company agreed to provide its online SAT and ACT preparation software, third party software and hardware to US Skills. The Company received $0.8 million in consideration of this agreement during 2010.

Additionally, the Company assumed responsibility for certain project management and administrative functions on behalf of US Skills for which the Company was reimbursed by US Skills. At the end of 2009, the project management agreement was terminated and the Company entered into a reimbursement agreement under which the Company continued to employ certain employees and consultants who provided services to US Skills, for which the Company was reimbursed by US Skills. In 2011, 2010 and 2009, the Company received reimbursement of $0.2 million, $0.2 million and $0.4 million, respectively, under the project management and reimbursement agreements. The reimbursement agreement expired on June 30, 2011.

TRANSACTIONS WITH BAIN CAPITAL LLC

On March 8, 2011, the Company appointed John M. Connolly as Interim President and Chief Executive Officer. Mr. Connolly has served as an operating partner of Bain Capital Ventures since 2009 and as a managing director since January 2010. Bain Capital Ventures is an affiliate of certain of the Series D Preferred Stock owners. Pursuant to a letter agreement between Mr. Connolly and the Company, as amended for extensions, during 2011 Mr. Connolly was awarded 1,943,880 restricted stock units having an aggregate grant date fair value of $0.8 million. These awards typically vest one month after the individual grant date and 120,193 shares remain unvested as of December 31, 2011. Mr. Connolly was awarded 120,192 restricted stock units per month from January 8, 2012 to April 7, 2012. Mr. Connolly was also paid a monthly salary of $0.1 million from July 8, 2011 to November 7, 2011, and is paid $0.05 million per month from December 8, 2011 to June 30, 2012 when his current employment extension period expires. Pursuant to Mr. Connolly’s arrangement with Bain Capital Ventures, Mr. Connolly is obligated to transfer his salary and the value of his restricted stock unit awards to Bain Capital Ventures.

During 2011, the Company reimbursed Bain Capital Ventures approximately $0.1 million for out-of-pocket expenses, primarily relating to Mr. Connolly’s duties as Interim President and Chief Executive Officer.

On September 27, 2011, the Company entered into an employment agreement with Frank F. Britt (the “Interim Employment Agreement”) under which Mr. Britt was appointed to serve as the interim President of Penn Foster, Inc., the Company’s wholly-owned subsidiary. Further, on January 1, 2012, the Company entered into an Executive Employment Agreement with Mr. Britt (the “Executive Employment Agreement”) pursuant to which Mr. Britt serves as the Chief Executive Officer of Penn Foster. Since 2011, Mr. Britt has served as an Executive-in-Residence at Bain Capital Ventures. Per the Interim Employment Agreement, the Company compensated Mr. Britt $136,538 in 2011, consisting of base salary compensation in the amount of $86,538 and a bonus payment of $50,000.

On December 7, 2009, the Company issued preferred stock in a private placement to a limited group of institutional investors, including Bain Capital LLC (“Bain”), an affiliate of Michael A. Krupka and Jeffrey R. Crisan, two of our directors, to fund a portion of the purchase price for our acquisition of Penn Foster. As part of the private placement, Bain received the newly authorized preferred stock in exchange for an aggregate of 39,600 shares of Series C Convertible Preferred Stock, which, prior to the private placement, represented approximately 18.2% of our outstanding voting power. Bain also purchased 25,000 additional shares of the newly authorized preferred stock for $25,000,000. Bain’s shares of preferred stock acquired in the private placement were, pursuant to the vote of our stockholders at a special meeting held on April 21, 2010, converted into shares of Series D Convertible Preferred Stock and currently represent approximately 18.26% of our outstanding voting power as of March 31, 2012.

During 2008, the Company entered into agreements with Bain Capital LLC, another affiliate of certain of the Series D Preferred Stock owners, to provide live and online GMAT instruction and business school tutoring services to a limited number of Bain Capital LLC employees. For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue of approximately $0.06 million, $0.04 million and $0.01 million, respectively, from these agreements.

In August 2011, the Company engaged Bain to provide the Company business strategy consulting services for a 3-month period, during which the Company paid Bain $50,000 per month, or $150,000 in the aggregate.

TRANSATIONS WITH KAVANAUGH SOFTWARE INNOVATIONS, LLC

From time to time the Company contracted with Kavanaugh Software Innovations, LLC, (“KSI”) a software development and services company, to perform a variety of software development and internet services. In December 2009 the Company hired a vice president of the former CEP division, who, together with his spouse, is a majority owner of KSI and whose spouse is president of KSI. During the year ended December 31, 2010, the Company paid KSI an aggregate of $0.07 million of internet service fees. This vice president’s employment with the Company terminated in May 2011 and no fees were paid to KSI during the year ended December 31, 2011.

LOANS TO OFFICERS

The Company made a loan to one former executive officer in the amount of $0.2 million that accrued interest at 7.3% per year and was secured by 35,662 shares of the Company’s common stock. On March 20, 2009, the Company received the 35,662 shares for full settlement of the loan and returned the shares to authorized, but unissued common stock. In conjunction with the settlement, the Company recognized a loss of $0.05 million which is included in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2009. No loans were made to executive officers after February 2002 and no loans are outstanding as of December 31, 2011 and 2010.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees that the Company paid or accrued for the audit and other services provided by PricewaterhouseCoopers in fiscal years 2010 and 2011:

	2010	2011
Audit Fees	$1,787,975	$1,644,000
Audit Related Fees	$225,000	—
Tax Fees	$295,423	$256,122
All Other Fees	$55,000	$2,756

Total	$2,363,398	$1,902,878

Audit Fees

This category includes the audit of our annual financial statements, audit of our internal control over financial reporting, reviews of financial statements included in our Quarterly Reports on Form 10-Q, accounting consultations related to the audits or interim reviews and assistance with comment letters and other documents filed with the SEC.

Audit-Related Fees

This category consists of other assurance and related services provided by PricewaterhouseCoopers that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include audit and advisory fees related to the acquisition of Penn Foster.

Tax Fees

This category consists of professional services provided by PricewaterhouseCoopers for tax compliance, tax advice and tax planning. The services for the fees disclosed under this category include federal, state, local and international tax compliance services and tax planning.

All Other Fees

This category consists of other routine professional services provided by PricewaterhouseCoopers that our Audit Committee does not believe would impair the independence of PricewaterhouseCoopers and are not prohibited by SEC rules. The services for the fees disclosed under this category consisted of work related to filings with the SEC and licenses for technical accounting research software.

Pre-Approval Policies and Procedures

We have a formal policy that requires that all services to be provided by PricewaterhouseCoopers, including audit services, audit-related services, tax services and other permitted services, must be pre-approved by our Audit Committee. As permitted by SEC rules, the policy permits the Audit Committee to delegate its pre-approval authority to the Chairperson of the Audit Committee. The Chairperson must report, for informational purposes only, any pre-approval decisions to the full Audit Committee at its next scheduled meeting or by email. Proposed services that have not been pre-approved pursuant to the Pre-Approval Policy must be specifically pre-approved by the Audit Committee before they may be provided by PricewaterhouseCoopers. Any pre-approved services exceeding the pre-approved monetary limits require separate approval by the Audit Committee. All audit fees, audit-related fees and all other fees of our principal accounting firm for 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 56 of this Annual Report on Form 10-K.

2. Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 8 on page 56 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

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

Exhibit Number	Description
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

10.3+

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.4+

—    Form of Performance Based Deferred Stock Award Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.5

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on May 3, 2007).

10.6+

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 9, 2007).

10.7+

—    Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.8+

—    Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.9

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.10

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.11

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.12

—    Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

Exhibit Number	Description
10.13

—    First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.14

—    Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.15+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.16+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

10.17

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.18

—    Registration Agreement dated as of March 26, 2009 by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

10.19

—    Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

10.20+

—    Form of Restricted Stock Unit Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 2, 2009).

10.21

—    Amended and Restated Credit Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.22

—    Amended and Restated Guaranty and Security Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.23

—    Senior Subordinated Note Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Senior Subordinated Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.3 to our December 8, 2009 Form 8-K).

Exhibit Number	Description
10.24

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

10.25

—    Securities Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Securities Purchase Agreement”) (incorporated herein by reference to Exhibit 10.4 to our December 8, 2009 Form 8-K).

10.26

—    First Amendment to Securities Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on April 29, 2010).

10.27

—    Bridge Note Purchase Agreement, dated December 7, 2009, by and between The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (“Bridge Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.5 to our December 8, 2009 Form 8-K).

10.28

—    Second Amendment to Bridge Note Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.29

—    Series E Preferred Stock Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and the investors named therein (“Series E Preferred Stock Purchase Agreement”) (incorporated herein by reference to Exhibit 10.7 to our December 8, 2009 Form 8-K).

10.30

—    Joinder and Amendment to Series E Preferred Stock Purchase Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010.

10.31+

—    Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.32+

—    Executive Employment Agreement dated as of August 16, 2010 by and between The Princeton Review, Inc. and Christian G. Kasper (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the quarter ended September 30, 2010).

10.33

—    Contribution Agreement, dated April 20, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC. (“Contribution Agreement”) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 21, 2010).

10.34

—    Amendment No.1 to Contribution Agreement, dated October 14, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on October 20, 2010).

Exhibit Number	Description
10.35+	— Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469 for the quarter ended September 30, 2010).

10.36

—    Letter Agreement, dated March 31, 2010, by and among The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 2, 2010).

10.37+

—    Letter Agreement, dated March 10, 2011, by and between The Princeton Review, Inc. and H. Scott Kirkpatrick, Jr. (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2010).

10.38

—    First Amendment to Amended and Restated Credit Agreement by and among the Company, the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation as administrative agent, dated as of March 9, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-324469), filed with SEC March 11, 2011).

10.39

—    Third Amendment to Senior Subordinated Note Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.40

—    Third Amendment to Securities Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.41+

—    Letter Agreement by and between the Company and John M. Connolly dated March 8, 2011 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.42*	— Asset Purchase Agreement, dated April 25, 2011, by and between The Princeton Review, Inc. and Higher Education Partners LLC.

10.43+

—    Amendment to Letter Agreement by and between the Company and John M. Connolly dated July 12, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 12, 2011).

10.44+	— 2011 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 12, 2011).

10.45*	— Settlement and Mutual Release Agreement, dated November 4, 2011, by and among The National Labor College, NLC-TPR Services, LLC, The Princeton Review, Inc. and Penn Foster, Inc.

10.46+

—    Amendment to Letter Agreement by and between the Company and John M. Connolly dated November 2, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on November 8, 2011).

10.47

—    Master Publishing Agreement between The Princeton Review, Inc. and Random House, Inc., dated July 18, 2011 (filed in redacted form since confidential treatment was requested pursuant to Rule24b-2 for certain portions thereof.) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q (File No.000-32469), for the quarter ended September 30, 2011).

10.48+*	— Letter Agreement, dated September 27, 2011 by and between The Princeton Review, Inc. and Frank F. Britt.

Exhibit Number	Description
10.49*

—    Second Amendment to Amended and Restated Credit Agreement, dated November 9, 2011, by and among the Company, the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation as administrative agent.

10.50*

—    Amended and Restated Subordination Agreement (Senior Subordinated Notes), dated as of November 9, 2011 by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster, Inc., Penn Foster Education Group, Inc. and General Electric Capital Corporation.

10.51*

—    Fourth Amendment to Securities Purchase Agreement, dated November 9, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Sankaty Credit Opportunities IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC.

10.52*

—    Fourth Amendment to Senior Subordinated Note Purchase Agreement, dated November 9, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Princeton Review Operations, L.L.C, Test Services, Inc., The Princeton Review of Orange County, LLC., Penn Foster Education Group. Inc., Sankaty Credit Opportunities IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC.

10.53*

—    Fifth Amendment to Senior Subordinated Note Purchase Agreement, dated December 21, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster Education Group, Inc., Sankaty Credit Opportunities IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC.

10.54*

—    Third Amendment to Amended and Restated Credit Agreement, dated December 23, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster Education Group, Inc. and General Electric Capital Corporation.

10.55*

—    Amendment No. 1 to Amended and Restated Subordination Agreement (Senior Subordinated Notes), dated December 23, 2011 by and among The Princeton Review, Inc., Test Services, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster, Inc., Penn Foster Education Group, Inc. and General Electric Capital Corporation

10.56+*	— Executive Employment Agreement, dated January 1, 2012 by and between the Company and Frank F. Britt.

10.57+*	— Executive Employment Agreement, dated January 1, 2012 by and between the Company and Joseph Gagnon.

10.58+*	— Letter Agreement, dated January 19, 2012 by and between the Company and H. Scott Kirkpatrick, Jr.

10.59+

—    Amendment to Letter Agreement by and between Company and John M. Connolly dated March 7, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 12, 2012).

10.60

—    Asset Purchase Agreement by and among TPR Education, LLC, the Company, The Princeton Review Canada Inc. and Princeton Review Operations, L.L.C., dated as of March 26, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 29, 2012).

Exhibit Number	Description
10.61+

—    Transaction Bonus Agreement by and between the Company and Scott Kirkpatrick., dated as of March 25, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 29, 2012).

21.1*	— Subsidiaries of the registrant.

23.1*	— Consent of PricewaterhouseCoopers LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	— XBRL Instance Document**

101.SCH	— XBRL Taxonomy Extension Schema Document**

101.CAL	— XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	— XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	— XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	— XBRL Taxonomy Extension Presentation Linkbase Document**

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospecous for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2012.

THE PRINCETON REVIEW, INC.

By:	/s/ JOHN M. CONNOLLY
John M. Connolly President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ CHRISTIAN G. KASPER
Christian G. Kasper Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints each of John M. Connolly, Christian G. Kasper and Kyle Bettigole, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. CONNOLLY John M. Connolly	President and Chief Executive Officer (principal executive officer)	April 16, 2012

/s/ CHRISTIAN G. KASPER Christian G. Kasper	Chief Financial Officer (principal financial officer and principal accounting officer)	April 16, 2012

/s/ DAVID LOWENSTEIN David Lowenstein	Chairman of the Board of Directors	April 16, 2012

/s/ JEFFREY R. CRISAN Jeffrey R. Crisan	Director	April 16, 2012

/s/ RICHARD KATZMAN Richard Katzman	Director	April 16, 2012

/s/ MICHAEL A. KRUPKA Michael A. Krupka	Director	April 16, 2012

Signature	Title	Date

/s/ JOHN. S. SCHNABEL John S. Schnabel	Director	April 16, 2012

/s/ DAVID WARNOCK David Warnock	Director	April 16, 2012

/s/ LINDA WHITLOCK Linda Whitlock	Director	April 16, 2012

EXHIBIT INDEX

Exhibit Number	Description
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

10.3+

—    Form of Restricted Stock Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

Exhibit Number	Description
10.4+

—    Form of Performance Based Deferred Stock Award Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.46 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on May 10, 2006).

10.5

—    Services and License Agreement, dated as of April 27, 2007, between The Princeton Review, Inc. and Higher Edge Marketing Services, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on May 3, 2007).

10.6+

—    Stock Option Grant and Agreement, dated July 22, 2007, between Michael Perik and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 9, 2007).

10.7+

—    Stock Option Grant and Agreement, dated August 30, 2007, between Stephen Richards and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.8+

—    Form of Non-Qualified Stock Option Agreement under 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2007).

10.9

—    Agreement and Plan of Reorganization, dated as of June 11, 2008, by and among The Princeton Review, Inc., TPR SoCal I, Inc., TPR SoCal, LLC, The Princeton Review of Orange County, Inc. and Paul Kanarek (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.10

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC, LeComp Co., Inc. and Lloyd Eric Cotsen (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.11

—    Franchise and Asset Sale Agreement, dated as of June 11, 2008, by and between The Princeton Review, Inc., TPR SoCal, LLC and Paul Kanarek (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on June 16, 2008).

10.12

—    Lease dated as of October 4, 2007 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.13

—    First Amendment to Lease dated as of May 30, 2008 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.14

—    Second Amendment to Lease dated as of July 31, 2009 by and between RREEF AMERICA REIT III-Z1, LLC and The Princeton Review, Inc. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.15+

—    The Princeton Review, Inc. Summary of Cash and Equity Compensation Practices for Non-Employee Directors (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 000-32469), filed with the SEC on August 11, 2008).

10.16+

—    Executive Employment Agreement dated as of August 11, 2008 by and between The Princeton Review, Inc. and Michael J. Perik (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q/A (File No. 000-32469), filed with the SEC on November 13, 2008).

Exhibit Number	Description
10.17

—    Asset Purchase Agreement, dated as of December 27, 2008, by and between The Princeton Review, Inc. and CORE Education and Consulting Solutions, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 30, 2008).

10.18

—    Registration Agreement dated as of March 26, 2009 by and between The Princeton Review, Inc. and John S. Katzman (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 31, 2009).

10.19

—    Stock Purchase Agreement, dated October 16, 2009, by and among The Princeton Review, Inc., Penn Foster Holdings, LLC and Penn Foster Education Group, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on October 21, 2009).

10.20+

—    Form of Restricted Stock Unit Agreement pursuant to The Princeton Review, Inc. 2000 Stock Incentive Plan (as amended and restated effective March 24, 2003) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on December 2, 2009).

10.21

—    Amended and Restated Credit Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.22

—    Amended and Restated Guaranty and Security Agreement, dated August 6, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, General Electric Capital Corporation, as administrative agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on August 11, 2010).

10.23

—    Senior Subordinated Note Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Senior Subordinated Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.3 to our December 8, 2009 Form 8-K).

10.24

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

10.25

—    Securities Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (“Securities Purchase Agreement”) (incorporated herein by reference to Exhibit 10.4 to our December 8, 2009 Form 8-K).

10.26

—    First Amendment to Securities Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Falcon Strategic Partners III, LP and its affiliated funds (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on April 29, 2010).

10.27

—    Bridge Note Purchase Agreement, dated December 7, 2009, by and between The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (“Bridge Note Purchase Agreement”) (incorporated herein by reference to Exhibit 10.5 to our December 8, 2009 Form 8-K).

Exhibit Number	Description
10.28

—    Second Amendment to Bridge Note Purchase Agreement, dated April 23, 2010, by and among The Princeton Review, Inc. and its domestic subsidiaries, Sankaty Credit Opportunities IV, LP and Sankaty Advisors, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on April 29, 2010).

10.29

—    Series E Preferred Stock Purchase Agreement, dated December 7, 2009, by and among The Princeton Review, Inc. and the investors named therein (“Series E Preferred Stock Purchase Agreement”) (incorporated herein by reference to Exhibit 10.7 to our December 8, 2009 Form 8-K).

10.30

—    Joinder and Amendment to Series E Preferred Stock Purchase Agreement, dated March 12, 2010, by and among The Princeton Review, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 15, 2010.

10.31+

—    Executive Employment Agreement dated as of November 30, 2009 by and between The Princeton Review, Inc. and H. Scott Kirkpatrick (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2009).

10.32+

—    Executive Employment Agreement dated as of August 16, 2010 by and between The Princeton Review, Inc. and Christian G. Kasper (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469) for the quarter ended September 30, 2010).

10.33

—    Contribution Agreement, dated April 20, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC. (“Contribution Agreement”) (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 21, 2010).

10.34

—    Amendment No.1 to Contribution Agreement, dated October 14, 2010, by and among The Princeton Review, Inc., The National Labor College and NLC-TPR Services, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00032469), filed with the SEC on October 20, 2010).

10.35+	— Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-32469 for the quarter ended September 30, 2010).

10.36

—    Letter Agreement, dated March 31, 2010, by and among The Princeton Review, Inc. and Alta Colleges, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No.000-32469), filed with the SEC on April 2, 2010).

10.37+

—    Letter Agreement, dated March 10, 2011, by and between The Princeton Review, Inc. and H. Scott Kirkpatrick, Jr. (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K (File No. 000-32469) for the year ended December 31, 2010).

10.38

—    First Amendment to Amended and Restated Credit Agreement by and among the Company, the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation as administrative agent, dated as of March 9, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-324469), filed with SEC March 11, 2011).

10.39

—    Third Amendment to Senior Subordinated Note Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

Exhibit Number	Description
10.40

—    Third Amendment to Securities Purchase Agreement by and among the Company, Sankaty Advisors, LLC and Falcon Strategic Partners III, LP (“Falcon”), dated as of March 9, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.41+

—    Letter Agreement by and between the Company and John M. Connolly dated March 8, 2011 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 11, 2011).

10.42*	— Asset Purchase Agreement, dated April 25, 2011, by and between The Princeton Review, Inc. and Higher Education Partners LLC.

10.43+

—    Amendment to Letter Agreement by and between the Company and John M. Connolly dated July 12, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 12, 2011).

10.44+	— 2011 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on July 12, 2011).

10.45*	— Settlement and Mutual Release Agreement, dated November 4, 2011, by and among The National Labor College, NLC-TPR Services, LLC, The Princeton Review, Inc. and Penn Foster, Inc.

10.46+

—    Amendment to Letter Agreement by and between the Company and John M. Connolly dated November 2, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on November 8, 2011).

10.47

—    Master Publishing Agreement between The Princeton Review, Inc. and Random House, Inc., dated July 18, 2011 (filed in redacted form since confidential treatment was requested pursuant to Rule24b-2 for certain portions thereof.) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q (File No.000-32469), for the quarter ended September 30, 2011).

10.48+*	— Letter Agreement, dated September 27, 2011 by and between The Princeton Review, Inc. and Frank F. Britt.

10.49*

—    Second Amendment to Amended and Restated Credit Agreement, dated November 9, 2011, by and among the Company, the guarantors party thereto, the Lenders (as defined therein) and General Electric Capital Corporation as administrative agent.

10.50*

—    Amended and Restated Subordination Agreement (Senior Subordinated Notes), dated as of November 9, 2011 by and among The Princeton Review, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster, Inc., Penn Foster Education Group, Inc. and General Electric Capital Corporation.

10.51*

—    Fourth Amendment to Securities Purchase Agreement, dated November 9, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Sankaty Credit Opportunities IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC.

10.52*

—    Fourth Amendment to Senior Subordinated Note Purchase Agreement, dated November 9, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Princeton Review Operations, L.L.C, Test Services, Inc., The Princeton Review of Orange County, LLC., Penn Foster Education Group. Inc., Sankaty Credit Opportunities IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC.

Exhibit Number	Description
10.53*

—    Fifth Amendment to Senior Subordinated Note Purchase Agreement, dated December 21, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster Education Group, Inc., Sankaty Credit Opportunities IV, L.P., Sankaty Credit Opportunities II, L.P., Sankaty Credit Opportunities III, L.P., Sankaty Credit Opportunities (Offshore Master) IV, L.P., Falcon Strategic Partners III, LP, Falcon Mezzanine Partners II, LP, and FMP II Co-Investment, LLC.

10.54*

—    Third Amendment to Amended and Restated Credit Agreement, dated December 23, 2011 by and among The Princeton Review, Inc., Penn Foster, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster Education Group, Inc. and General Electric Capital Corporation.

10.55*

—    Amendment No. 1 to Amended and Restated Subordination Agreement (Senior Subordinated Notes), dated December 23, 2011 by and among The Princeton Review, Inc., Test Services, Inc., Princeton Review Operations, L.L.C., The Princeton Review of Orange County, LLC, Penn Foster, Inc., Penn Foster Education Group, Inc. and General Electric Capital Corporation

10.56+*	— Executive Employment Agreement, dated January 1, 2012 by and between the Company and Frank F. Britt.

10.57+*	— Executive Employment Agreement, dated January 1, 2012 by and between the Company and Joseph Gagnon.

10.58+*	— Letter Agreement, dated January 19, 2012 by and between the Company and H. Scott Kirkpatrick, Jr.

10.59+

—    Amendment to Letter Agreement by and between Company and John M. Connolly dated March 7, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 12, 2012).

10.60

—    Asset Purchase Agreement by and among TPR Education, LLC, the Company, The Princeton Review Canada Inc. and Princeton Review Operations, L.L.C., dated as of March 26, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 29, 2012).

10.61+

—    Transaction Bonus Agreement by and between the Company and Scott Kirkpatrick., dated as of March 25, 2012 (incorporated by reference to our Current Report on Form 8-K (File No. 000-32469), filed with the SEC on March 29, 2012).

21.1*	— Subsidiaries of the registrant.

23.1*	— Consent of PricewaterhouseCoopers LLP.

24.1*	— Powers of Attorney (included on the signature pages hereto).

31.1*	— Certification of CEO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	— Certification of CFO Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	— XBRL Instance Document**

Exhibit Number	Description

101.SCH	— XBRL Taxonomy Extension Schema Document**

101.CAL	— XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	— XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	— XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	— XBRL Taxonomy Extension Presentation Linkbase Document**

+	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed or a part of a registration statement or prospecous for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.